Form 10-Q
period 2020-09-30
GoodRx Holdings, Inc.
filed 2020-11-12
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number: 001-39549

GoodRx Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5104396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd., Suite 990 Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

(855) 268-2822

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	GDRX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of  November 9, 2020, the registrant had 43,925,062 shares of Class A common stock, $0.0001 par value per share, and 346,357,135 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•	Risks related to our limited operating history and early stage of growth could materially adversely impact our business, financial condition, and results of operations;
•	We may experience lower margins as HeyDoctor continues to grow as a portion of our overall business;
•	We may be unsuccessful in achieving broad market education and changing consumer purchasing habits;
•	We may be unable to continue to attract, acquire and retain consumers, or may fail to do so in a cost-effective manner;
•	We rely significantly on our prescription offering and may not be successful in expanding our offerings within our markets, or to other segments of the healthcare industry;
•	Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants;
•	We generally do not control the categories and types of prescriptions for which we can offer savings;
•	We rely on a limited number of industry participants;
•	We may fail to effectively differentiate our offerings and services from those of our competitors, which could impair our ability to attract and acquire new consumers and retain existing consumers;
•	A pandemic, epidemic or outbreak of an infectious disease in the United States, including COVID-19, could adversely impact our business;
•	If we have overestimated the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited;
•

We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics, and any real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;

•	The telehealth market is immature and volatile, and if it does not develop, or if it develops more slowly than we expect, the growth of our business will be harmed;
•	Our telehealth offerings depend in part on our ability to maintain and expand a network of skilled telehealth providers;
•	We may be unable to successfully respond to changes in the market for prescription pricing, and may fail to maintain and expand the use of GoodRx codes through our apps and websites;
•	We may be unable to maintain a positive perception regarding our platform or enhance our brand;
•

As a result of material weaknesses in our internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock;

•	Use of social media, emails and text messages may adversely impact our reputation, subject us to fines or other penalties or be an ineffective source to market our offerings;
•	We may be unable to accurately forecast revenue and appropriately plan our expenses in the future;
•

We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations;

•

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

•

Our business relies on email, mail and other messaging channels and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business.

•	We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act;
•

Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations;

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited;
•	Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business;
•	If we are unable to attract and retain well-qualified employees, our business could be harmed;
•	Future litigation could have a material adverse effect on our business and results of operations;
•	Restrictions in our debt arrangements could adversely affect our operating flexibility, and failure to comply with any of these restrictions could result in acceleration of our debt;
•

Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays and loss of consumers;

•	We depend on our relationships with third parties and would be adversely impacted by system failures or other disruptions in the operations of these parties;
•

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior;

•	Risks related to our intellectual property could materially adversely impact our business, competitive position, financial condition, and results of operations;
•	Risks related to the healthcare industry and healthcare regulation could materially adversely impact our business, financial condition, and results of operations; and
•

Risks related to our organizational structure, including agreements and relationships with significant stockholders, could materially adversely impact our business, financial condition and results of operations.

GOODRX HOLDINGS, INC.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as September 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
	Signatures	80

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,075,024	$26,050
Restricted cash	2,900	—
Accounts receivable, net	63,518	48,129
Prepaid expenses and other current assets	39,630	12,403
Total current assets	1,181,072	86,582

Property and equipment, net	16,757	1,860
Goodwill	261,116	236,225
Intangible assets, net	39,225	21,267
Capitalized software, net	15,400	5,178
Operating lease right-of-use assets	29,318	32,315
Deferred tax assets, net	1,687	2,207
Other assets	2,230	1,162
Total assets	$1,546,805	$386,796
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$14,014	$7,851
Accrued expenses and other current liabilities	36,093	15,556
Current portion of debt	7,029	7,029
Operating lease liabilities, current	3,029	2,937
Total current liabilities	60,165	33,373
Debt, net	688,891	663,893
Operating lease liabilities, net of current portion	34,424	37,129
Deferred tax liabilities, net	1,772	—
Other liabilities	5,144	2,974
Total liabilities	790,396	737,369
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.006 par value; zero and 130,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; and zero and 126,046 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	737,009
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 50,000 and zero shares authorized at September 30, 2020 and December 31, 2019, respectively; and zero shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.002 par value; zero and 380,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; and zero and 229,750 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	460
Common stock, $0.0001 par value; Class A: 2,000,000 and zero shares authorized, 42,922 and zero shares issued and outstanding, at September 30, 2020 and December 31, 2019, respectively; and Class B: 1,000,000 and zero shares authorized, 346,357 and zero shares issued and outstanding, at September 30, 2020 and December 31, 2019, respectively	39	—
Additional paid-in capital	1,848,549	8,788
Accumulated deficit	(1,092,179)	(1,096,830)
Total stockholders' equity (deficit)	756,409	(1,087,582)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,546,805	$386,796

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue	$140,453	$101,745	$397,156	$274,968
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	7,540	3,396	20,383	9,420
Product development and technology	15,846	7,844	38,133	19,480
Sales and marketing	65,113	44,950	180,195	122,639
General and administrative	108,479	4,102	120,698	10,165
Depreciation and amortization	5,160	3,609	14,026	9,355
Total costs and operating expenses	202,138	63,901	373,435	171,059
Operating (loss) income	(61,685)	37,844	23,721	103,909
Other expense (income):
Other expense (income), net	1	(4)	(20)	(3)
Interest income	(24)	(271)	(140)	(580)
Interest expense	6,264	12,773	21,697	39,452
Total other expense, net	6,241	12,498	21,537	38,869
(Loss) income before income tax expense	(67,926)	25,346	2,184	65,040
Income tax benefit (expense)	17,894	(5,727)	2,467	(14,219)
Net (loss) income	$(50,032)	$19,619	$4,651	$50,821

Net (loss) income attributable to common stockholders
Basic	$(50,032)	$12,616	$3,045	$32,638
Diluted	$(50,032)	$12,708	$3,092	$32,858

(Loss) earnings per share:
(Loss) earnings per share - basic	$(0.21)	$0.06	$0.01	$0.14
(Loss) earnings per share - diluted	$(0.21)	$0.05	$0.01	$0.14

Weighted average shares used in computing (loss) earnings per share:
Basic	241,061	227,058	233,727	226,251
Diluted	241,061	231,770	244,529	230,559

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$57	$—	$98	$—
Product development and technology	2,958	449	4,772	1,265
Sales and marketing	4,284	331	5,762	931
General and administrative	99,574	176	100,572	496

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	126,046	$737,009	229,750	$460	—	$—	$8,788	$(1,096,830)	$(1,087,582)
Stock options exercised	—	—	467	1	—	—	691	—	692
Stock-based compensation	—	—	—	—	—	—	2,501	—	2,501
Net income	—	—	—	—	—	—	—	27,346	27,346
Balance at March 31, 2020	126,046	$737,009	230,217	$461	—	$—	$11,980	$(1,069,484)	$(1,057,043)
Stock options exercised	—	—	222	1	—	—	530	—	531
Stock-based compensation	—	—	—	—	—	—	2,440	—	2,440
Net income	—	—	—	—	—	—	—	27,337	27,337
Balance at June 30, 2020	126,046	$737,009	230,439	$462	—	$—	$14,950	$(1,042,147)	$(1,026,735)
Stock options exercised	—	—	780	1	453	—	4,291	—	4,292
Stock-based compensation	—	—	—	—	—	—	107,825	—	107,825
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(126,046)	(737,009)	126,046	252	—	—	736,757	—	737,009
Issuance of Class A common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	—	28,615	3	886,853	—	886,856
Private placement of Class A common stock	—	—	—	—	3,030	—	100,000	—	100,000
Conversion of common stock into Class B common stock in connection with initial public offering	—	—	(357,265)	(715)	357,265	36	679	—	—
Common stock withheld for tax obligations and net settlement	—	—	—	—	(85)	—	(2,806)	—	(2,806)
Vesting of restricted stock units	—	—	—	—	1	—	—	—	—
Net loss	—	—	—	—	—	—	—	(50,032)	(50,032)
Balance at September 30, 2020	—	$—	—	$—	389,279	$39	$1,848,549	$(1,092,179)	$756,409

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	126,046	$737,009	225,201	$451	$—	$(1,162,878)	$(1,162,427)
Stock options exercised	—	—	340	1	263	—	264
Stock-based compensation	—	—	—	—	887	—	887
Net income	—	—	—	—	—	11,552	11,552
Balance at March 31, 2019	126,046	$737,009	225,541	$452	$1,150	$(1,151,326)	$(1,149,724)
Stock options exercised	—	—	1,377	3	1,620	—	1,623
Restricted stock issuance			1,879	3	(3)	—	—
Stock-based compensation	—	—	—	—	1,057	—	1,057
Net income	—	—	—	—	—	19,650	19,650
Balance at June 30, 2019	126,046	$737,009	228,797	$458	$3,824	$(1,131,676)	$(1,127,394)
Stock options exercised	—	—	379	1	728	—	729
Common stock issuance	—	—	273	1	1,622	—	1,623
Stock-based compensation	—	—	—	—	1,072	—	1,072
Net income	—	—	—	—	—	19,619	19,619
Balance at September 30, 2019	126,046	$737,009	229,449	460	$7,246	$(1,112,057)	$(1,104,351)

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$4,651	$50,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,026	9,355
Amortization of debt issuance costs	2,430	2,545
Non-cash operating lease expense	3,431	1,497
Stock-based compensation	111,204	2,692
Change in fair value of contingent consideration	901	—
Deferred income taxes	2,292	26
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(10,928)	(8,013)
Prepaid expenses and other assets	(31,832)	(181)
Accounts payable	3,411	1,461
Accrued expenses and other current liabilities	13,763	7,956
Operating lease liabilities	1,641	(1,454)
Other liabilities	1,501	66
Net cash provided by operating activities	116,491	66,771
Cash flows from investing activities
Purchase of property and equipment	(15,681)	(992)
Acquisitions, net of cash acquired	(55,793)	(31,306)
Capitalized software	(10,333)	(2,987)
Net cash used in investing activities	(81,807)	(35,285)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	891,793	—
Proceeds from private placement	100,000	—
Proceeds from long-term debt	28,000	—
Payments on long-term debt	(5,272)	(10,088)
Payment of debt issuance costs	(1,306)	—
Issuance of common stock	—	1,623
Payments of initial public offering issuance costs	(1,840)	—
Proceeds from exercise of stock options	5,148	2,065
Proceeds from early exercise of stock options	667	—
Net cash provided by (used in) financing activities	1,017,190	(6,400)
Net change in cash, cash equivalents and restricted cash	1,051,874	25,086
Cash, cash equivalents and restricted cash
Beginning of period	26,050	34,600
End of period	$1,077,924	$59,686
Non cash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$3,097	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	234	3,444
Stock-based compensation included in capitalized software development costs	1,562	324
Capitalized software development costs in accrued expenses and other current liabilities	1,175	417
Employee tax withholding obligations on stock option exercises included in accrued expenses and other current liabilities	2,439	—
Conversion of preferred stock to common stock in connection with initial public offering	737,009	—

The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$1,075,024	$59,686
Restricted cash	2,900	—
Total cash, cash equivalents and restricted cash	$1,077,924	$59,686

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

GoodRx Holdings, Inc. (the “Company”) and its subsidiaries offer information and tools to help consumers compare prices and save on their prescription drug purchases. The Company operates a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States (the “prescription offering”). The services are free to consumers and the Company primarily earns revenue from its core business from Pharmacy Benefit Managers (“PBMs”) that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. The Company also offers other healthcare products and services, including telehealth services.

The Company was incorporated in September 2015. On October 7, 2015, the Company acquired 100% of the outstanding shares of GoodRx, Inc. (“GoodRx”). GoodRx was initially formed in September 2011 as GoodRx, Inc., a Delaware corporation.

Initial Public Offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on September 22, 2020, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on September 23, 2020.  On September 25, 2020, the Company completed its IPO of 39,807,691 shares of the Company Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) at an offering price of $33.00 per share, pursuant to the Company’s IPO Registration Statement.  The Company sold 28,615,034 shares, including 5,192,307 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, and certain existing stockholders sold an aggregate of 11,192,657 shares.  The Company received aggregate net proceeds of $886.9 million after deducting underwriting discounts and commissions of $52.5 million and other offering expenses of $4.9 million, $3.1 million of which was unpaid at September 30, 2020.

Immediately prior to the completion of the IPO, 126,045,531 outstanding shares of redeemable convertible preferred stock with a carrying value of $737.0 million converted into an equivalent number of shares of common stock.  Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 2,000,000,000 shares of Class A Common Stock, 1,000,000,000 shares of Class B Common Stock, $0.0001 par value per share and 50,000,000 shares of Preferred Stock, par value $0.0001 per share (the “Preferred Stock”).  Upon the filing of the Amended and Restated Certificate of Incorporation, 357,265,256 shares of the Company’s common stock then outstanding were automatically reclassified into an equivalent number of shares of the Company’s Class B Common Stock.  Immediately after the reclassification and prior to the completion of the IPO, a total of 10,098,121 shares of Class B Common Stock held by certain existing shareholders were exchanged for an equivalent number of shares of Class A Common Stock pursuant to terms of certain exchange agreements.  As a result, following the completion of the IPO, the Company has two classes of authorized and outstanding common stock: Class A Common Stock and Class B Common Stock.

The rights of the holders of the Class A and Class B Common Stock are identical except for voting and conversion rights. The holders of the Class A Common Stock are entitled to one vote per share and the holders of the Class B Common Stock are entitled to 10 votes per share.  Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder and will automatically convert to Class A Common Stock upon any transfer, except for certain permitted transfers. All Class B Common Stock will convert automatically into an equivalent number of Class A Common Stock upon the earlier of (i) September 25, 2027; and (ii) the first date the aggregate number of shares of Class B Common Stock cease to represent at least 10% of the aggregate outstanding shares of common stock.

On September 13, 2020, the Company entered into a stock purchase agreement with an existing investor to issue $100.0 million worth of shares of Class A Common Stock, with the price per share to be equal to the per share price to the public in the Company’s initial public offering of Class A Common Stock. Closing of the investment was subject to certain customary conditions, including the closing of the initial public offering of Class A common stock. Concurrent with the completion of the IPO, the Company issued 3,030,303 shares of Class A Common Stock.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019 and the related notes, which are included in the Company's Prospectus dated September 22, 2020 filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company's IPO Registration Statement. The December 31, 2019 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The Company’s unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the three and nine months ended September 30, 2020 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2019 and the related notes.

The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the financial statements of GoodRx Holdings, Inc., its wholly owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. Results of businesses acquired are included in the Company’s consolidated financial statements from their respective dates of acquisition.

Consolidation of VIEs

The Company evaluates whether an entity in which it has a variable interest is considered a variable interest entity (“VIE”). VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity).

Under the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company periodically reassesses whether it is the primary beneficiary of a VIE.

On April 18, 2019, the Company acquired Sappira, Inc. d.b.a. HeyDoctor (“HeyDoctor”). HeyDoctor provides management and other services to Professional Service Corporations (“PSCs”), which are owned by medical professionals in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. The Company determined that the PSCs are VIEs. The Company also determined that it is able to direct the activities of the PSCs that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of the PSCs. Accordingly, the Company consolidates the VIEs.

Total revenue and net loss for the VIEs were $3.0 million and $(0.3) million, respectively, for the three months ended September 30, 2020. Total revenue and net loss for the VIEs were $6.6 million and $(0.9) million, respectively, for the nine months ended September 30, 2020. The VIEs’ total assets and liabilities were $4.8 million and $7.3 million, respectively, at September 30, 2020. The VIEs’ total stockholders' deficit was $2.5 million at September 30, 2020.  Total revenue and net loss for the VIEs were $0.4 million and $(0.4) million, respectively, for the three months ended September 30, 2019.  Total revenue and net loss for the VIEs were $0.6 million and $(0.9) million, respectively, for the nine months ended September 30, 2019.  The VIEs’ total assets and liabilities were $1.4 million and $2.9 million, respectively, at December 31, 2019.  The VIEs’ total stockholders’ deficit was $1.5 million at December 31, 2019.

Segment Reporting and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker manages the Company on the basis of one operating segment. During the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, all of the Company’s revenue was from customers located in the United States. In addition, at September 30, 2020 and December 31, 2019, all of the Company’s right-of-use assets and property and equipment was in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, including the accompanying notes. The Company bases its estimates on historical factors, current circumstances, and the experience and judgment of management. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Significant estimates reflected in the condensed consolidated financial statements include revenue recognition, valuation of intangible assets, useful lives of long-lived assets and capitalized software costs, recovery of long-lived assets and goodwill, assumptions used for purpose of determining stock-based compensation, and income tax reserves, among others.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains cash deposits with several financial institutions in the United States which, at times, may exceed federally insured limits. Cash may be withdrawn or redeemed on demand. The Company believes that the financial institutions that hold its cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company has not experienced any losses in such accounts.

The Company extends credit to its customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally does not obtain or require collateral.

For the three months ended September 30, 2020, four customers accounted for approximately 16%, 13%, 12% and 10% of the Company’s revenue. For the nine months ended September 30, 2020, three customers accounted for approximately 17%, 16% and 11% of the Company’s revenue. For the three months ended September 30, 2019, two customers accounted for approximately 25% and 24% of the Company’s revenue.  For the nine months ended September 30, 2019, two customers accounted for 25% and 23% of the Company’s revenue.  At September 30, 2020, two customers accounted for 12% and 11% of the Company’s accounts receivable balance. At December 31, 2019, two customers accounted for 17% and 16% of the Company’s accounts receivable.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID–19”) a pandemic. COVID-19 has spread to almost every country in the world and all 50 states within the United States. The Company’s prescription offering initially experienced a decline in activity as many consumers avoided visiting healthcare professionals and pharmacies in-person, though in recent months activity in the Company’s prescription offering improved. In addition, the Company has experienced a significant increase in demand for the telehealth offerings. The Company only commenced its telehealth offerings following the acquisition of HeyDoctor in April 2019. The full extent to which the outbreak of COVID-19 will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making the judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, the carrying value of the goodwill and other long-lived assets, incentive-based compensation and income taxes.

As of the date of these condensed consolidated financial statements, management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.  Cash deposits are all in financial institutions in the United States.  Cash and cash equivalents consisted primarily of U.S. Treasury Securities money market funds held with an investment bank and cash on deposit.

Cash equivalents, consisting of money market funds, of $1,013.5 million and zero at September 30, 2020 and December 31, 2019, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets. The Company had no other material financial instruments that were measured at fair value as of September 30, 2020 and December 31, 2019.

Restricted cash as of September 30, 2020 represents cash held in an escrow pursuant to terms of the Scriptcycle business combination relating to contingent consideration.

Income Taxes

The Company calculates income tax expense in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period.

Revenue

For the three and nine months ended September 30, 2020 and 2019, revenue comprises the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Prescription transactions revenue	$124,385	$95,795	$356,950	$260,114
Other revenue	16,068	5,950	40,206	14,854
Total revenue	$140,453	$101,745	$397,156	$274,968

Stock-Based Compensation

Compensation cost is allocated to cost of revenue, product development and technology, sales and marketing, and general and administrative expense in the condensed consolidated statements of operations for stock options and restricted stock awards, based on the fair value of these awards at the date of grant. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock awards that contain service or performance conditions is estimated based on the fair value of the Company’s common stock. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the market condition. Stock-based compensation cost for awards that contain market vesting conditions is recognized on a graded vesting basis over the requisite service period, even if the market condition is not satisfied. For awards that contain service, performance and market vesting conditions, the Company commences recognition of stock-based compensation cost once it is probable that the performance condition will be achieved. If the performance condition is an initial public offering or a change in control event, the performance condition is not probable of being achieved for accounting purposes until the event occurs. Once it is probable that the performance condition will be achieved, the Company recognizes stock-based compensation cost over the remaining requisite service period under a graded vesting model, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved. Thereafter, expense is recognized even if the market condition was not or is not achieved, provided the employee continues to satisfy the service condition. Forfeitures are recognized when they occur.

Comprehensive Income

During the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, other than net income (loss), the Company did not have any other elements of comprehensive income (loss).

Recent Accounting Pronouncements

As an “emerging growth company”, the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Recently adopted accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The Company adopted this guidance on January 1, 2020, and the adoption did not have any impact to the consolidated financial statements.

Recently issued accounting pronouncements - not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update), which amends the language in Subtopic 326-20 and addresses questions primarily regarding documentation and company policies. The guidance in ASU 2016-13 and ASU 2020-02 related to credit losses is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. This guidance can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impacts of this ASU on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance is effective for fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. All entities are required to apply the amendments in this ASU retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of the guidance is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The ASU applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

3. Business Combinations

Scriptcycle, LLC

On August 31, 2020, the Company acquired all of the equity interests of Scriptcycle, LLC, (“Scriptcycle”). Scriptcycle specializes in managing prescription programs and primarily partners with regional retail pharmacy chains to provide discount offerings. The purpose of the acquisition is to help expand the Company’s business capabilities, particularly with respect to its prescription offering. The aggregate purchase consideration is $58.3 million, including the estimated fair value of contingent consideration of $0.8 million. The purchase consideration is subject to working capital and other closing adjustments. The maximum amount of contingent consideration payable is $2.9 million subject to the achievement of certain revenue thresholds through January 2021. As of September 30, 2020, the Company estimated the fair value of the contingent consideration was $1.7 million. The change in the fair value of the contingent consideration from the acquisition date through September 30, 2020 was recorded in general and administrative expenses. The fair value of the contingent consideration is measured using Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the acquisition related contingent consideration using a Monte-Carlo simulation model. The Company applied a discount rate of 5.4% at the acquisition date and 5.3% at September 30, 2020, which captures the risk associated with the contingent consideration. The significant unobservable input used in the fair value measurement of the contingent consideration is forecasted revenue as defined in the purchase agreement. Significant changes in forecasted revenue would result in a significantly higher or lower fair value measurement.

Goodwill associated with this acquisition totaled $24.9 million and is primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce. The acquisition was considered an acquisition of assets for tax purposes and, accordingly, goodwill is expected to be deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $28.3 million, of which $25.3 million was attributable to a customer related intangible asset, with an estimated useful life of 11 years and $3.0 million was attributable to developed technology and a tradename with useful lives ranging from 1 to 9 years. In addition, the Company acquired current assets of $5.9 million and assumed liabilities of $1.1 million.

Unaudited supplemental pro forma financial information for the Scriptcycle acquisition, and the revenue and earnings of Scriptcycle from the acquisition date through September 30, 2020, have not been presented because the effects were not material to the Company’s consolidated financial statements.

Sappira Inc. (d.b.a HeyDoctor)

On April 18, 2019, the Company completed its acquisition of 100% of the equity interests in San Francisco, California-based Sappira Inc. (d.b.a HeyDoctor), a privately-held company offering an online application for consultation with physicians. HeyDoctor can be used by patients to obtain prescriptions for various medical afflictions. The Company intends to use HeyDoctor’s technology and service offerings to increase the visits to the GoodRx online platform. The total purchase consideration for the acquisition of HeyDoctor was $14.3 million in cash, of which $1.4 million was placed in escrow for potential breaches of representations and warranties. The escrow amount, net of any claims for such indemnifiable matters, was released from escrow to stockholders of HeyDoctor in October 2020.

The goodwill recorded in connection with this acquisition primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce, from the acquisition. The acquisition was considered a stock acquisition for tax purposes and, accordingly, goodwill is not expected to be deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $4.2 million, of which $3.1 million was attributable to developed technology, with an estimated useful life of 4 years and $1.1 million was attributable to trademarks and backlog with  useful lives ranging from 1 to 7 years. In addition, the Company acquired current assets of $2.1 million and assumed current liabilities of $0.5 million.

Unaudited supplemental pro forma financial information for the HeyDoctor acquisition, and the revenue and earnings of HeyDoctor from the acquisition date through September 30, 2020, have not been presented because the effects were not material to the Company’s consolidated financial statements.

FocusScript LLC

On August 30, 2019, the Company completed the acquisition of certain software assets and the assembled workforce of Creve Coeur, Missouri-based FocusScript LLC (“FocusScript Acquisition”). The Company intends to use the acquired claim routing software to service its customers. The total purchase consideration consisted of $18.7 million in cash.

The goodwill recorded in connection with this acquisition primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce, from the acquisition. Goodwill is deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $12.2 million, which was attributable to developed technology with an estimated useful life of 4 years.

Disclosure of unaudited supplemental pro forma financial information for the FocusScript Acquisition is not practicable given the Company purchased certain assets and assembled workforce for which historical information was not available. In addition, disclosure of revenues and earnings of FocusScript from the acquisition date through September 30, 2020 is not practicable as the FocusScript Acquisition has been integrated into the Company’s operations.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Income taxes receivable	$28,759	$—
Prepaid expenses	$8,169	$5,014
Lease incentive receivable	2,702	7,389
Total prepaid expenses and other current assets	$39,630	$12,403

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued bonus and payroll	$12,908	$3,037
Accrued marketing	11,372	5,820
Deferred revenue	6,911	3,453
Income taxes payable	—	1,349
Other accrued expenses	4,902	1,897
Total accrued expenses and other current liabilities	$36,093	$15,556

Of the $3.5 million deferred revenue balance included in the balance sheet at December 31, 2019, $3.3 million was recognized as revenue during the nine months ended September 30, 2020. The Company expects substantially all of the deferred revenue at September 30, 2020 will be recognized as revenue within the next twelve months.

6. Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2020 was 26.3% and (112.8)%, respectively, and for the three and nine months ended September 30, 2019 was 22.6% and 21.9%, respectively. The change in the Company’s effective income tax rate for the three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019 was primarily due to tax effects of nondeductible officers’ stock-based compensation expense partially offset by excess tax benefits related to the exercise of stock options. The Company’s effective income tax rate differs from the U.S. Federal statutory rate of 21% primarily due to effects of non-deductible officers’ stock-based compensation expense, and state income taxes partially offset by benefits from research and development tax credits and excess tax benefits from stock-based compensation expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, featuring significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act increased the Section 163(j) interest expense deduction limitation from 30% to 50% of adjusted taxable income, provided for the payment deferral of certain Social Security taxes, made a technical correction allowing Qualified Improvement Property to be treated as 15-year property, and included numerous other provisions. The CARES Act increased the Company’s interest expense deduction applicable to the 2019 tax year resulting in a reduction of deferred tax assets and a corresponding reduction in income taxes payable of zero and approximately $2.3 million during the three and nine months ended September 30, 2020, respectively.

There were no significant changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of 2020.

In 2020, the ownership of the HeyDoctor PSCs were transferred to different medical professionals. The Company's deferred income taxes reflects carryover tax attributes generated by the VIEs available for future utilization. Section 382 of the Internal Revenue Code (“IRC”) limits the utilization of U.S. net operating loss carryforwards (“NOLs”) following a change of control. As the 2020 change in ownership in the PSCs constitutes a change of control, U.S. NOLs from the PSCs will be subject to an annual limitation under IRC Section 382. Any limitation would not be material to the financial statements as a full valuation allowance has been established against the NOLs from the PSCs due to uncertainty regarding their future realization.

7. Debt

The Company's debt balances at September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Principal balance under First Lien Credit Agreement	$682,883	$688,155
Less unamortized debt issuance costs and discounts	(14,963)	(17,233)
	$667,920	$670,922
Principal balance under Revolving Credit Facility	28,000	—
	$695,920	$670,922

In March 2020, the Company borrowed an aggregate of $28.0 million under its line of credit, which is still outstanding as of September 30, 2020.

In May 2020, GoodRx, Inc., the Company’s wholly owned subsidiary, as borrower, and GoodRx Intermediate Holdings, LLC, entered into an amendment of its first lien credit agreement (the “First Lien Credit Agreement”) to increase the amount of the line of credit by $60.0 million to a total of $100.0 million. The line of credit matures on October 11, 2024 and bears interest at a rate equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.50 to 3.00% on used amounts and 0.25 to 0.50% on unused amounts.  The Company incurred lender and third-party costs of $1.3 million related to the amendment which are recorded in other assets.

Regulatory authorities that oversee financial markets have announced that after the end of 2021, they would no longer compel banks currently reporting information used to set the LIBO Screen Rate to continue to make rate submissions. As a result, it is possible that beginning in 2022, the LIBO Screen Rate will no longer be available as a reference rate. Under the terms of the Company's First Lien Credit Agreement, in the event of the discontinuance of the LIBO Screen Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBO Screen Rate. The Company and lenders under its First Lien Credit Agreement shall in good faith establish an alternate benchmark rate which places the lenders and the Company in the same economic position that existed immediately prior to the discontinuation of the LIBO Screen Rate. The Company does not anticipate that the discontinuance of the LIBO Screen Rate will materially impact its liquidity or financial position.

8. Commitments and Contingencies

Contingent Consideration

The Company is subject to a contingent consideration agreement entered into in connection with its acquisition of Scriptcycle. If the acquired business meets predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such contingent consideration agreement, see "Note 3. Business Combinations – Scriptcycle, LLC".

Legal Contingencies

During the normal course of business, the Company may become subject to, and is presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

As of September 30, 2020, the Company is not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

9. Stock-Based Compensation

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2020 is as follows, in thousands, except per share amounts and term information:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining	Aggregate	Average
		Exercise	Contractual	Intrinsic	Grant Date
	Shares	Price	Term	Value	Fair Value
Outstanding at December 31, 2019	16,850	3.82	8.2 years	$35,043
Granted	5,597	6.20			$2.95
Exercised	(467)	2.91		1,429
Expired / Cancelled / Forfeited	(585)	4.15
Outstanding at March 31, 2020	21,395	4.46	8.5 years	51,026
Granted	3,541	6.84			$3.17
Exercised	(222)	2.39		926
Expired / Cancelled / Forfeited	(673)	5.13
Outstanding at June 30, 2020	24,041	4.81	8.4 years	47,750
Granted	881	33.00			$16.60
Exercised	(1,233)	3.48		22,960
Expired / Cancelled / Forfeited	(125)	5.21
Outstanding at September 30, 2020	23,564	5.93	8.4 years	1,169,173
Exercisable at September 30, 2020	9,544	3.28	7.3 years	499,342

All options outstanding at September 30, 2020 are options to purchase shares of Class A Common Stock. The fair value of option awards issued with service and performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.4% - 1.6%	0.4% - 1.4%	1.4% - 2.4%
Expected term	5.8 - 6.0 years	5.6 - 6.3 years	5.3 - 6.3 years	5.6 - 6.3 years
Expected stock price volatility	55%	50%	50% - 62%	50%
Dividend yield	—	—	—	—
Fair value of common stock per share	$33.00	$3.88 - $4.69	$5.94 - $33.00	$2.75 - $4.69

For the three and nine months ended September 30, 2020, the stock-based compensation expense related to stock options was $6.8 million and $10.2 million, respectively. For the three and nine months ended September 30, 2019, the stock-based compensation expense related to stock options was $0.7 million and $2.1 million, respectively. At September 30, 2020, there was $40.2 million of total unrecognized stock-based compensation cost related to stock options, excluding stock options which contain performance and market conditions described below, which is expected to be recognized over a weighted-average remaining service period of 3.3 years.

In June 2020, the Company granted stock options to purchase 0.6 million shares of common stock at an exercise price of $6.84 per share that vest upon continued service and the achievement of both performance and market conditions. For stock options to purchase 0.4 million shares of common stock, the service condition is satisfied monthly over a 4-year period and for stock options to purchase 0.2 million shares of common stock the service condition is satisfied on January 1, 2022. The performance condition was satisfied upon the closing of the Company’s IPO. The market condition is satisfied upon the Company’s common stock achieving a per share price threshold in the IPO, an average trading price of the Company’s stock for a period subsequent to the IPO, or a per share price in a change in control transaction. For stock options to purchase 0.2 million, 0.2 million and 0.2 million shares of common stock, the per share price thresholds for these market conditions are $17.82, $23.76 and $29.70, respectively, subject to adjustment for stock splits and other similar transactions.  The Company estimated the grant date fair value of these awards to be $1.4 million using a Monte Carlo simulation model. The Company recognized $0.3 million of stock-based compensation expense in the three months ended September 30, 2020 related to these options.

In June 2020, the Company modified the terms of an option to purchase 0.4 million shares of common stock. The original award that would otherwise have been cancelled upon the employee’s departure from the Company was modified to permit the former employee to only exercise the award within 30 days after the completion of a performance condition, which are the Company completing its IPO or a change in control of the Company or a declaration of dividend payment, as defined.  The fair value of this option of $2.4 million on the modification date was recognized as stock-based compensation expense on the effective date of the Company’s IPO.

Restricted Stock and Restricted Stock Units (“Restricted Stock”)

The following table summarizes Restricted Stock activity for the three and nine months ended September 30, 2020:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted shares at December 31, 2019	1,879	—	—	$3.88
Granted	—	—	—	—
Vested	—	—	—	—
Nonvested restricted shares at March 31, 2020	1,879	—	—	3.88
Granted	—	—	—	—
Vested	(470)	—	—	3.88
Nonvested restricted shares at June 30, 2020	1,409	—	—	3.88
Granted	—	948	24,633	22.07
Vested	—	(1)	—	33.00
Nonvested restricted shares at September 30, 2020	1,409	947	24,633	21.12

For the three and nine months ended September 30, 2020, total stock-based compensation expense related to Restricted Stock awards was $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2019, the stock-based compensation expense related to Restricted Stock awards was $0.3 million and $0.6 million, respectively. At September 30, 2020, there was $4.6 million of total unrecognized stock-based compensation cost related to these Restricted Stock awards which was expected to be recognized over the remaining service period of 2.6 years.

In September 2020, the Company granted Restricted Stock Units (“RSUs”) for Class A Common Stock that will substantially vest over a four-year period. For the three and nine months ended September 30, 2020, total stock-based compensation expense related to these RSUs was $1.6 million. At September 30, 2020, there was $29.7 million of total unrecognized stock-based compensation cost related to these RSUs which was expected to be recognized over the remaining service period of 3.9 years.

On September 11, 2020, the Board of Directors granted RSUs covering an aggregate of 24,633,066 shares of common stock to the Company’s Co-Chief Executive Officers, subject to the completion of an initial public offering. Each of the Co-Chief Executive Officers received (i) 8,211,022 RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4,105,511 RSUs that vest in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards”). Any Performance-Vesting Founders Awards that vest will be settled in shares of common stock on the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event. The Performance-Vesting Founders Awards and Time-Vesting Founders Awards are subject to certain vesting acceleration terms. The estimated fair value of these awards of $533.3 million is expected to be recognized over a weighted average period of 1.2 years, though could be earlier if the stock price goals are achieved earlier than estimated. During the three months ended September 30, 2020, the Company has recognized a cumulative $98.1 million of stock-based compensation expense, with $10.4 million relating to the Time-Vesting Founders Awards and $87.7 million to the Performance-Vesting Founders Awards. At September 30, 2020, there was $435.2 million of total unrecognized stock-based compensation cost related to these RSUs. Due to the earlier than expected achievement of stock price goals, a portion of this unrecognized stock-based compensation cost was recognized as expense during the fourth quarter of 2020. See “Note 11. Subsequent Events”.

10. Basic and diluted earnings per share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they are entitled to the same liquidation and dividend rights.

The Company computes EPS using the two-class method required for participating securities. The two-class method requires net income to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In periods where the Company has net losses, losses are not allocated to participating securities as they are not required to fund the losses.  The Company considers redeemable convertible preferred stock to be participating securities as preferred stockholders have rights to participate in dividends with the common stockholders.

Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding includes contingently issuable shares where there is no circumstance under which those shares would not be issued.  The Co-Chief Executives’ Performance-Vesting Founders Awards once vested are settled in shares of common stock on the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event. At the time of vesting, these shares are contingently issuable and included in the weighted average number of common shares outstanding for basic EPS.

The Company computes diluted EPS under a two-class method where income is reallocated between common stock, potential common stock and participating securities. Stock-based awards that contain vesting provisions contingent on achievement of performance or market conditions are included in the computation of diluted earnings per share, if dilutive, from the beginning of the period or date of issuance if later, if all necessary conditions to vest have been satisfied during the period. If all conditions have not been met by the end of the period, dilutive EPS includes the number of shares that would be issuable if the end of the period were the end of the contingency period. Potential common stock includes stock options, restricted stock awards, and RSUs computed using the treasury stock method.

The computation of earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net (loss) income	$(50,032)	$19,619	$4,651	$50,821
Less: Undistributed earnings allocated to convertible preferred stock	—	(7,003)	(1,606)	(18,183)
Net (loss) income attributable to common stockholders - basic	$(50,032)	$12,616	$3,045	$32,638
Add: Undistributed earnings reallocated to holders of common stock	—	92	47	220
Net (loss) income attributable to common stockholders - diluted	$(50,032)	$12,708	$3,092	$32,858
Denominator:
Weighted average shares - basic	241,061	227,058	233,727	226,251
Dilutive impact of stock options and restricted stock awards	—	4,712	10,802	4,308
Weighted average shares - diluted	241,061	231,770	244,529	230,559
(Loss) earnings per share
Basic	$(0.21)	$0.06	$0.01	$0.14
Diluted	$(0.21)	$0.05	$0.01	$0.14

The following weighted-average potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Redeemable convertible preferred stock	117,825	126,046	123,285	126,046
Stock options and restricted stock awards	30,537	8,654	7,540	7,503

11. Subsequent Events

In October 2020, the Company repaid the outstanding balance under its revolving line of credit of $28.0 million.

All the stock price goals with respect to the Performance-Vesting Founders Awards, see “Note 9. Stock-based compensation”, were achieved as of October 22, 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested, resulting in recognition of approximately $232.1 million of stock-based compensation expense during the fourth quarter of 2020.

In October 2020, the Company’s Board of Directors granted RSUs of 1.3 million shares of Class A Common Stock to employees, which will substantially vest over a four-year period. The Company estimates the grant date fair value of these RSUs is approximately $60.9 million, which will be recognized as stock-based compensation cost, net of forfeitures that occur, over approximately four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated September 22, 2020, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 24, 2020 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Glossary of Selected Terminology

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•	“we,” “us,” “our,” the “Company,” “GoodRx,” and similar references refer to GoodRx Holdings, Inc. and its consolidated subsidiaries.
•	“Co-Founders” refers to Trevor Bezdek and Douglas Hirsch, our Co-Chief Executive Officers and members of our board of directors.
•

“consumers” refer to the general population in the United States that uses or otherwise purchases healthcare products and services. References to “our consumers” or “GoodRx consumers” refer to consumers that have used one or more of our offerings.

•

“discounted price” refers to a price for a prescription provided on our platform that represents a negotiated rate provided by one of our PBM partners at a retail pharmacy. Through our platform, our discounted prices are free to access for consumers by saving a GoodRx code to their mobile device for their selected prescription and presenting it at the chosen pharmacy. The term “discounted price” excludes prices we may otherwise source, such as prices from patient assistance programs for low-income individuals and Medicare prices, and any negotiated rates offered through our subscription offerings: GoodRx Gold (“Gold”), and Kroger Rx Savings Club powered by GoodRx (“Kroger Savings”).

•	“Francisco Partners” refers to investment funds associated with Francisco Partners, including Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P.
•

“GoodRx code” refers to codes that can be accessed by our consumers through our apps or websites or that can be provided to our consumers directly by healthcare professionals, including physicians and pharmacists, that allow our consumers free access to our discounted prices or a lower list price for their prescriptions when such code is presented at their chosen pharmacy.

•

“GMV” represents gross merchandise value, which is the aggregate price paid by our consumers who used a GoodRx code available through our platform for their prescriptions during such period. GMV excludes any prices paid by consumers linked to our other offerings, including our subscription offerings.

•

“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharmaceutical manufacturers solutions offering, or consumers who used our telehealth offerings. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period.

•

“Monthly Visitors” refers to the number of individuals who visited our apps and websites in a given calendar month. Visitors to our apps and websites are counted independently. As a result, a consumer that visits or engages with our platform through both apps and websites will be counted multiple times in calculating Monthly Visitors, while family members who use a single computer to visit our websites will be counted only once. Additionally, Monthly Active Consumers who use a GoodRx code without accessing our apps or websites (since their GoodRx codes were saved in their profile at the pharmacy), will not be counted as Monthly Visitors. When presented for a period longer than a calendar month, Monthly Visitors is averaged over each calendar month in such period.

•

“PBM” refers to a pharmacy benefit manager. PBMs aggregate demand to negotiate prescription medication prices with pharmacies and pharmaceutical manufacturers. PBMs find most of their demand through relationships with insurance companies and employers. However, nearly all PBMs also have consumer direct or cash network pricing that they negotiate with pharmacies for consumers who choose to purchase prescriptions outside of insurance.

•

“savings,” “saved” and similar references refer to the difference between the list price for a particular prescription at a particular pharmacy and the price paid by the GoodRx consumer for that prescription utilizing a GoodRx code available through our platform at that same pharmacy. In certain circumstances, we may show a list price on our platform when such list price is lower than the negotiated price available using a GoodRx code and, in certain circumstances, a consumer may use a GoodRx code and pay the list price at a pharmacy if such list price is lower than the negotiated price available using a GoodRx code. We do not earn revenue from such transactions, but our savings calculation includes an estimate of the savings achieved by the consumer because our platform has directed the consumer to the pharmacy with the low list price. This estimate of savings when the consumer pays the list price is based on internal data and is calculated as the difference between the average list price across all pharmacies where GoodRx consumers paid the list price and the average list price paid by consumers in the pharmacies to which we directed them. We do not calculate savings based on insurance prices as we do not have information about a consumer’s specific coverage or price. We do not believe savings are representative or indicative of our revenue or results of operations.

•	“Silver Lake Partners” refers to investment funds associated with Silver Lake Partners, including SLP Geology Aggregator, L.P.
•	“Spectrum” refers to investment funds associated with Spectrum Equity, including Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., Spectrum VII Co-Investment Fund, L.P.

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States.

Healthcare consumers in the United States face an increasing number of challenges. These include a lack of affordability, transparency, and access to care. Additionally, healthcare professionals’ lack of access to current prescription pricing and out of pocket consumer cost information exacerbate the challenges that healthcare consumers face. GoodRx was founded to solve these challenges. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. Today, our expanded platform also provides access to brand medication savings programs, affordable and convenient medical provider consultations and lab tests via our telehealth offerings, HeyDoctor and the GoodRx Telehealth Marketplace, and other healthcare related content. Whether a consumer is insured or uninsured, young or old, or suffers from an acute or a chronic ailment, we strive to be at the consumer’s side throughout their healthcare journey. We believe that our offerings provide significant savings to consumers, and can help drive greater medication adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders. These all contribute to a healthier, happier society.

We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. The Gross Merchandise Value generated by our prescription offering, which is the aggregate price paid by our consumers who used a GoodRx code for their prescriptions, was $2.5 billion in 2019. Our revenue grew 44% in the nine months ended September 30, 2020 to $397.2 million, up from $275.0 million in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, net income was $4.7 million, compared to net income of $50.8 million in the nine months ended September 30, 2019. Net income in the nine months ended September 30, 2020 was impacted by $98.1 million of stock-based compensation related to equity awards made to the Co-

Chief Executive Officers in connection with the IPO. Adjusted EBITDA was $154.4 million in the nine months ended September 30, 2020, up from $117.8 million in the nine months ended September 30, 2019. We have been focused on capital efficiency and delivering on a cash generative monetization model since inception. Cash flow provided by operating activities grew 74% in the nine months ended September 30, 2020 to $116.5 million, up from $66.8 million in the nine months ended September 30, 2019.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Key Operating Metrics and Non-GAAP Financial Measures” below.

Impact of COVID-19

GoodRx continues to closely monitor how the spread of COVID-19 is affecting its employees, customers and business operations. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. In particular for our business, governmental authorities have also recommended, and in certain cases, required, that elective or other medical appointments be suspended or cancelled to avoid non-essential patient exposure to medical environments and potential infection. These and other measures have not only negatively impacted consumer spending and business spending habits, they have adversely impacted and may further impact our workforce and operations and the operations of healthcare professionals, pharmacies, consumers, Pharmacy Benefit Managers (PBMs) and others in the broader healthcare ecosystem. Although certain of these measures are beginning to ease in some geographic regions, overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, and certain geographic regions are experiencing a resurgence of COVID-19 infections. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have generally reduced the extent to which consumers visit healthcare professionals in-person, seek treatment for certain conditions or ailments, and receive and fill prescriptions. Consumers may also increasingly elect to receive prescriptions by mail order instead of at the pharmacy, which could have an adverse impact on our prescription offering. In addition, many pharmacies and healthcare providers have reduced staffing, closed locations or otherwise limited operations, and many prescribing healthcare professionals have reduced or postponed treatment of certain patients.

The number of Monthly Active Consumers decreased and our prescription offering experienced a decline in activity in the second quarter of 2020 as compared to the first quarter of 2020 as many consumers avoided visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The number of Monthly Active Consumers increased in the third quarter of 2020 as compared to the second quarter of 2020 as the number of physician visits increased and as consumers partially resumed their interaction with the healthcare system. Even though we saw improved activity in our prescription offering in the third quarter of 2020, continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription offering, which would have an adverse effect on our business, financial condition and results of operations.

Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand for our telehealth offerings. COVID-19 has significantly accelerated the awareness and use of our telehealth offerings, including demand for our HeyDoctor offering and the utilization of our GoodRx Telehealth Marketplace. While we have experienced a significant increase in demand for the telehealth offerings, there can be no assurance that the levels of interest, demand and use of our telehealth offerings will continue at current levels or will not decrease during or after the pandemic. Any such decrease could have an adverse effect on our growth and the success of our telehealth offerings.

Additionally, while the potential economic impact brought by, and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

For additional information, see Part II, Item 1A, “Risk Factors—Risks Related to Our Business—A pandemic, epidemic or outbreak of an infectious disease in the United States, including the outbreak of the novel strain of coronavirus disease, could impact our business.”

Initial Public Offering

On September 25, 2020, we completed our IPO by issuing 28,615,034 shares of our Class A common stock at a price to the public of $33 per share, resulting in net proceeds to us of $886.9 million, after deducting the underwriting discount of $52.5 million and offering expenses of $4.9 million, $3.1 million of which has yet to be paid. Additionally, certain existing stockholders sold an aggregate of 11,192,657 shares.

Private Placement

On September 25, 2020, we completed the sale of 3,030,303 shares of our Class A common stock at a purchase price of $33 per share to SLP Geology Aggregator, L.P., resulting in proceeds to us of $100.0 million. SLP Geology Aggregator, L.P. is an investment fund associated with Silver Lake Partners.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our prospectus, dated September 22, 2020, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

Components of our Results of Operations

Revenue

Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as our subscription offerings, from pharmaceutical manufacturers and affiliates, and our telehealth offerings. All of our revenue has been generated in the United States.

•

Prescription transactions revenue: Consists primarily of revenue generated from PBMs when a prescription is filled with a GoodRx code provided through our platform. The majority of our contracts with PBMs provide for fees that represent a percentage of the fees that the PBM charges to the pharmacy, and a minority of our contracts provide for a fixed fee per transaction. Our percentage of fee contracts often also include a minimum fixed fee per transaction. We expect the revenue contribution from contracts with fixed fee arrangements to remain largely stable over the medium term, and do not expect that changes in revenue contribution from fixed fee versus percentage of fee arrangements will materially impact our revenue. Certain contracts also provide that the amount of fees we receive is based on the volume of prescriptions filled each month.

•

Other revenue: Consists primarily of subscription revenue from our subscription offerings, including Gold and Kroger Savings, revenue generated from pharmaceutical manufacturers for advertising and integrating onto our platform their affordability solutions to our consumers and advertising in direct mailers, and revenue generated by our telehealth offerings that allow consumers to access healthcare professionals online.

Expenses

We incur the following expenses directly related to our cost of revenue and operating expenses:

•

Cost of revenue: Consists primarily of costs related to outsourced consumer support, healthcare provider costs for HeyDoctor, personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees and allocated overhead. Cost of revenue is largely driven by the growth of our visitor and active consumer base, as well as our telehealth offerings. Our cost of revenue as a percentage of revenue may vary based on the relative growth rates of our various offerings.
•

Product development and technology: Consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for employees involved in product development activities, third-party services and contractors related to product development, information technology and software-related costs, and allocated overhead. Product development and technology expenses are primarily driven by increases in headcount required to support and further develop our various products. We capitalize certain qualified costs related to the development of internal-use software, which may also cause product development and technology expenses to vary from period to period. We expect product development and technology expenses will increase on an absolute dollar basis as we continue to grow our platform and product offerings.

•

Sales and marketing: Consists primarily of advertising and marketing expenses for consumer acquisition and retention, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees, third-party services and contractors, and allocated overhead. Sales and marketing expenses are primarily driven by investments to grow and retain our consumer base and may fluctuate based on the timing of our investments in consumer acquisition and retention. Over the near to medium term, we expect to increase our spending on sales and marketing.

•

General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, change in fair value of contingent consideration, and other general overhead costs. We expect to incur additional general and administrative costs in compliance, legal, investor relations, insurance, and professional services related to our compliance and reporting obligations as a public company. We have incurred, and also expect to incur additional general and administrative costs in connection with the vesting and settlement of restricted stock units (“RSUs”), including the grant of restricted stock unit awards covering an aggregate of 12,316,533 shares of Class B common stock to each of our Co-Chief Executive Officers in connection with our IPO (the “Founders Awards”) in particular. We also anticipate that as we continue to grow as a company our general and administrative costs will increase on an absolute dollar basis.

•

Depreciation and amortization: Consists of depreciation of property and equipment and amortization of capitalized internal-use software costs and intangible assets. Our depreciation and amortization changes primarily based on changes in our property and equipment, intangible assets, and capitalized software balances.

Other Expense (Income)

Our other expense (income) consists of the following:

•	Other expense, net: Consists primarily of third-party transaction expenses related to the modification of our debt facilities.
•	Loss on extinguishment of debt: Consists of losses recognized due to extinguishment of debt.
•	Interest expense: Consists primarily of interest expense associated with the Credit Facilities (as defined below), including amortization of debt issuance costs and discounts.
•	Interest income: Consists primarily of interest income earned on excess cash held in interest-bearing accounts.

Income Tax Benefit (Expense)

Our income tax expense consists of federal and state income taxes. Our effective income tax rates for the three and nine months ended September 30, 2020 were 26% and (113%), respectively, and for the three and nine months ended September 30, 2019 were 23% and 22%, respectively. The changes in our effective income tax rate for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily due to tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to the exercise of stock options. Our effective income tax rate differed from the U.S. statutory tax rate of 21% primarily due to U.S. federal and state tax credits, officers’ compensation limitations, state income taxes and stock-based compensation tax deductions.

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. This seasonality may impact revenue and sales and marketing expense. The rapid growth of our business may have masked these trends to date, and we expect the impact of seasonality to be more pronounced in the future. However, in 2020 we have seen the impact of the COVID-19 pandemic further disrupt these trends, which may continue in future periods.

Results of Operations

The following table sets forth information comparing the components of our results of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue:
Prescription transactions revenue	$124,385	$95,795	$356,950	$260,114
Other revenue	16,068	5,950	40,206	14,854
Total revenue	140,453	101,745	397,156	274,968
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	7,540	3,396	20,383	9,420
Product development and technology	15,846	7,844	38,133	19,480
Sales and marketing	65,113	44,950	180,195	122,639
General and administrative	108,479	4,102	120,698	10,165
Depreciation and amortization	5,160	3,609	14,026	9,355
Total costs and operating expenses	202,138	63,901	373,435	171,059
Operating (loss) income	(61,685)	37,844	23,721	103,909
Other expense (income):
Other expense (income), net	1	(4)	(20)	(3)
Interest income	(24)	(271)	(140)	(580)
Interest expense	6,264	12,773	21,697	39,452
Total other expense, net	6,241	12,498	21,537	38,869
(Loss) income before income tax expense	(67,926)	25,346	2,184	65,040
Income tax benefit (expense)	17,894	(5,727)	2,467	(14,219)
Net (loss) income	$(50,032)	$19,619	$4,651	$50,821

Key Financial and Operating Metrics

Monthly Active Consumers

The number of Monthly Active Consumers is a key indicator of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe that this metric reflects our scale, growth and engagement with consumers. The number of Monthly Active Consumers grew 29% in the three months ended September 30, 2020 to 4.9 million, compared to 3.8 million in the three months ended September 30, 2019.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA for a particular period as net income before interest, taxes, depreciation and amortization, and as further adjusted for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses and other expense (income), net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

Adjusted EBITDA is a key measure we use to assess our financial performance and is also used for internal planning and forecasting purposes. We believe Adjusted EBITDA is helpful to investors, analysts and other interested parties because it can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, this measure is frequently used by analysts, investors and other interested parties to evaluate and assess performance.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as comparative measures.

The following table presents a reconciliation of net income to Adjusted EBITDA, the most directly comparable financial measure calculated in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(50,032)	$19,619	$4,651	$50,821
Adjusted to exclude the following:
Interest income	(24)	(271)	(140)	(580)
Interest expense	6,264	12,773	21,697	39,452
Income tax expense (benefit)	(17,894)	5,727	(2,467)	14,219
Depreciation and amortization	5,160	3,609	14,026	9,355
Other expense (income), net	1	(4)	(20)	(3)
Loss on extinguishment of debt	—	—	—	—
Payroll tax expense related to stock-based compensation	323	5	404	143
Financing related expenses(1)	—	85	1,306	85
Acquisition related expenses(2)	2,481	685	3,724	1,659
Stock based compensation(3)	106,873	956	111,204	2,692
Adjusted EBITDA	$53,152	$43,184	$154,385	$117,843
Adjusted EBITDA Margin	37.8%	42.4%	38.9%	42.9%

(1)	Financing related expenses include third party fees related to proposed financings.
(2)

Acquisition related expenses include third party fees for actual or planned acquisitions, including related legal, consulting and other expenditures, retention bonuses to employees related to acquisitions, and change in fair value of contingent consideration.

(3)	Non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number and the valuation of awards.

Adjusted EBITDA grew 23% in the three months ended September 30, 2020 to $53.2 million, compared to $43.2 million in the three months ended 2019 as our business continued to grow. Adjusted EBITDA margin decreased from 42.4% to 37.8% due to an increase in cost of revenue relative to revenue due primarily to growth of our telehealth offering, continued investments in product development and technology, as well as investments in our general and administrative infrastructure as we prepared for our IPO and to operate as a public company.

We expect our Adjusted EBITDA and Adjusted EBITDA Margin to fluctuate on a quarterly basis primarily based on the level of our investments in sales and marketing and product development and technology relative to changes in revenue.

We generally expect to continue to invest in sales and marketing in the near-term, but will continue to evaluate the impact of COVID-19 on our business and actively manage our sales and marketing spend, including investment in consumer acquisition, which is largely variable, as market conditions change. We also intend to continue to invest in product development and technology to continue to improve our platform, introduce new offerings and scale existing ones. Additionally, we expect to continue to invest in our general and administrative infrastructure to support our operation as a public company.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Prescription transactions revenue	$124,385	$95,795	$28,590	30%
Other revenue	16,068	5,950	10,118	170%
Total revenue	140,453	101,745	38,708	38%

Prescription transactions revenue for the three months ended September 30, 2020 increased $28.6 million, or 30%, compared to the three months ended September 30, 2019, driven primarily by a 29% increase in the number of our Monthly Active Consumers. We believe prescription transactions revenue continues to be impacted by COVID-19, as many consumers continue to avoid physician visits.

Other revenue for the three months ended September 30, 2020 increased $10.1 million, or 170%, compared to the three months ended September 30, 2019. This increase was primarily due to an increase in subscription revenue as a result of an increase in the number of subscribers in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, an increase in revenue from our pharmaceutical manufacturers offering, and an increase in telehealth revenue driven by HeyDoctor and the launch of the GoodRx Telehealth Marketplace in March 2020.

Costs and operating expenses

Cost of revenue, exclusive of depreciation and amortization

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$7,540	$3,396	$4,144	122%
As a percentage of total revenue	5%	3%

Cost of revenue for the three months ended September 30, 2020 increased $4.1 million, or 122%, compared to the three months ended September 30, 2019. This increase was primarily due to a $2.1 million increase in provider cost related to our telehealth offerings driven by an increase in the number of online provider visits, a $1.0 million increase in outsourced and in-house personnel related consumer support expense to support our growth, and other increases in hosting and cloud expenses, merchant fees, and allocated overhead.

Product development and technology

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Product development and technology	$15,846	$7,844	$8,002	102%
As a percentage of total revenue	11%	8%

Product development and technology expenses for the three months ended September 30, 2020 increased by $8.0 million, or 102%, compared to the three months ended September 30, 2019. This increase was primarily due to increases in product development related personnel expenses of $6.4 million due to higher headcount and an increase in stock-based compensation related to awards made in connection with our IPO. The increase in product development and technology expense was also due to an increase in third-party services and contractor expenses related to product development of $1.1 million, and an increase in allocated overhead of $0.5 million to support our product development efforts.

Sales and marketing

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$65,113	$44,950	$20,163	45%
As a percentage of total revenue	46%	44%

Sales and marketing expenses for the three months ended September 30, 2020 increased by $20.2 million, or 45%, compared to the three months ended September 30, 2019. This increase was primarily due to a $13.3 million increase in advertising expenses and a $5.6 million increase in sales and marketing related personnel expenses due to higher headcount and an increase in stock-based compensation related to awards made in connection with our IPO.

We continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and administrative

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$108,479	$4,102	$104,377	*
As a percentage of total revenue	77%	4%

*Not meaningful

General and administrative expenses for the three months ended September 30, 2020 increased by $104.4 million compared to the three months ended September 30, 2019. This increase was primarily due to $98.1 million of stock-based compensation related to the Co-Chief Executive Officers award made in connection with the IPO, as further described in note 9 of our condensed consolidated financial statements. The increase in general and administrative expense was also due to a $3.2 million increase in other executive and administative related personnel expenses due to higher headcount and an increase in stock-based compensation expense related to awards made in connection with our IPO, and a $2.3 million increase in professional and other fees to support our growth and preparation for our initial public offering.

Depreciation and amortization

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Depreciation and amortization	$5,160	$3,609	$1,551	43%
As a percentage of total revenue	4%	4%

Depreciation and amortization expenses for the three months ended September 30, 2020 increased by $1.6 million, or 43%, compared to the three months ended September 30, 2019. This increase was due primarily to a $0.7 million increase in intangible assets amortization as a result of intangible asset additions from our 2019 and 2020 acquisitions, and a $0.7 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features.

Interest income

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$(24)	$(271)	$247	*
As a percentage of total revenue	(0%)	(0%)

*Not meaningful

The decrease in interest income was primarily due to higher interest rates during the three months ended September 30, 2019, compared to the three months ended September 30, 2020.

Interest expense

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$6,264	$12,773	$(6,509)	(51%)
As a percentage of total revenue	4%	13%

Interest expense for the three months ended September 30, 2020 decreased by $6.5 million, or 51%, compared to the three months ended September 30, 2019 primarily due to the November 2019 amendment to increase the amount of the First Lien Term Loan Facility in order to repay all amounts outstanding under the Second Lien Term Loan Facility, which bore interest at a higher rate than the First Lien Term Loan Facility, as further described below, and as a result of lower interest rates.

Income tax benefit (expense)

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Income tax benefit (expense)	$17,894	$(5,727)	$23,621	*
Income tax effective rate	26%	23%

*Not meaningful

For the three months ended September 30, 2020, we had an income tax benefit of $17.9 million, compared to income tax expense of $5.7 million for the three months ended September 30, 2019. This difference was due primarily to a decrease in pre-tax income primarily due to $98.1 million of stock-based compensation related to the Founders Awards made in connection with the IPO, the tax effects of nondeductible officers’ compensation, and excess tax benefits related to the exercise of stock options.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Prescription transactions revenue	$356,950	$260,114	$96,836	37%
Other revenue	40,206	14,854	25,352	171%
Total revenue	$397,156	$274,968	$122,188	44%

Prescription transactions revenue for the nine months ended September 30, 2020 increased $96.8 million, or 37%, compared to the nine months ended September 30, 2019, driven primarily by a 35% increase in the number of our Monthly Active Consumers. Prescription transactions revenue was negatively impacted in the nine months ended September 30, 2020 due to the impact of COVID-19, as many consumers avoided visiting healthcare professionals and pharmacies in-person in the second and third quarters of 2020.

Other revenue for the nine months ended September 30, 2020 increased $25.4 million, or 171%, compared to the nine months ended September 30, 2019. This increase was primarily due to an increase in subscription revenue as a result of an increase in the number of subscribers in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, an increase in revenue from our pharmaceutical manufacturers offering, and an increase in telehealth revenue following the acquisition of HeyDoctor in the second quarter of 2019 and the launch of the GoodRx Telehealth Marketplace in March 2020.

Costs and operating expenses

Cost of revenue, exclusive of depreciation and amortization

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$20,383	$9,420	$10,963	116%
As a percentage of total revenue	5%	3%

Cost of revenue for the nine months ended September 30, 2020 increased $11.0 million, or 116%, compared to the nine months ended September 30, 2019. This increase was primarily due to a $4.9 million increase in provider cost related to our telehealth offerings following the acquisition of HeyDoctor in 2019, a $2.5 million increase in outsourced and in-house personnel related consumer support expense to support our growth, a $0.9 million increase in merchant fees, a $0.8 million increase in hosting and cloud expense, and other increases in processing fees and allocated overhead.

Product development and technology

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Product development and technology	$38,133	$19,480	$18,653	96%
As a percentage of total revenue	10%	7%

Product development and technology expenses for the nine months ended September 30, 2020 increased by $18.7 million, or 96%, compared to the nine months ended September 30, 2019. This increase was primarily due to increases in product development related personnel expenses of $13.9 million due to higher headcount and an increase in stock-based compensation related to awards made in connection with our IPO. The increase in product development and technology expense was also due to an increase in third-party services and contractor expenses related to product development of $2.5 million, and an increase in allocated overhead of $2.3 million to support our product development efforts.

Sales and marketing

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$180,195	$122,639	$57,556	47%
As a percentage of total revenue	45%	45%

Sales and marketing expenses for the nine months ended September 30, 2020 increased by $57.6 million, or 47%, compared to the nine months ended September 30, 2019. This increase was primarily due to a $45.3 million increase in advertising expenses and a $9.3 million increase in sales and marketing related personnel expenses due to higher headcount and an increase in stock-based compensation related to awards made in connection with our IPO.

After reducing advertising spend in certain channels in the second quarter of 2020 due to the impact of COVID-19 as many consumers avoided visiting healthcare professionals and pharmacies in-person, we increased our advertising spend in the third quarter of 2020 as more consumers resumed their interaction with the healthcare system, which increased our sales and marketing expense. We will continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and administrative

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$120,698	$10,165	$110,533	*
As a percentage of total revenue	30%	4%

*Not meaningful

General and administrative expenses for the nine months ended September 30, 2020 increased by $110.5 million compared to the nine months ended September 30, 2019. This increase was primarily due to $98.1 million of stock-based compensation related to the Founders Awards made in connection with the IPO, as further described in note 9 of our condensed consolidated financial statements. The increase in general and administrative expense was also due a $6.9 million increase in professional and other fees to support our growth and preparation for our initial public offering, and a $6.0 million increase in other executive and administative related personnel expenses due to higher headcount and an increase in stock-based compensation expense including awards made in connection with our IPO.

Depreciation and amortization

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Depreciation and amortization	$14,026	$9,355	$4,671	50%
As a percentage of total revenue	4%	3%

Depreciation and amortization expenses for the nine months ended September 30, 2020 increased by $4.7 million, or 50%, compared to the nine months ended September 30, 2019. This increase was due primarily to a $2.6 million increase in intangible assets amortization as a result of intangible asset additions from our 2019 and 2020 acquisitions, and a $1.7 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features.

Interest income

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$(140)	$(580)	$440	*
As a percentage of total revenue	(0%)	(0%)

*Not meaningful

The decrease in interest income was primarily due to higher interest rates during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2020.

Interest expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$21,697	$39,452	$(17,755)	(45%)
As a percentage of total revenue	5%	14%

Interest expense for the nine months ended September 30, 2020 decreased by $17.8 million, or 45%, compared to the nine months ended September 30, 2019 primarily due to the November 2019 amendment to increase the amount of the First Lien Term Loan Facility in order to repay all amounts outstanding under the Second Lien Term Loan Facility, which bore interest at a higher rate than the First Lien Term Loan Facility, as further described below, and as a result of lower interest rates.

Income tax benefit (expense)

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Income tax benefit (expense)	$2,467	$(14,219)	$16,686	*
Income tax effective rate	(113%)	22%

*Not meaningful

For the nine months ended September 30, 2020, we had a income tax benefit of $2.5 million compared to income tax expense of $14.2 million for nine months ended September 30, 2019. This difference was due primarily to a decrease in pre-tax income primarily due to $98.1 million of stock-based compensation related to the Founders Awards made in connection with the IPO, the tax effects of nondeductible officers’ compensation, and excess tax benefits related to the exercise of stock options.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our Revolving Credit Facility (as defined below). As of September 30, 2020 we had cash and cash equivalents of $1.1 billion and $62.9 million available under the Revolving Credit Facility. In October 2020, we repaid the $28.0 million previously drawn under the Revolving Credit Facility.

We believe that our net cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, and many other factors as described in Part II, Item 1A, “Risk Factors.”

If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

In light of the large number of RSUs subject to the Founders Awards that were granted in connection with our IPO in September 2020, we have incurred and anticipate that we will incur substantial additional stock-based compensation expense and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million, of which $98.1 million was recognized during the three months ended September 30, 2020. Given the Company’s stock price for the post IPO period, all of the stock price goals with respect to the performance vesting portion of the Founders Awards (the “Performance-Vesting Founders Awards”) (see note 9 of our condensed consolidated financial statements) were achieved in October 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested, resulting in recognition of approximately $232.1 million of stock-based compensation expense for the fourth quarter of 2020. The unrecognized compensation expense associated with the time vesting portion of the Founders Awards of $203.1 million as of September 30, 2020 is expected to be recognized over the remaining service period of 2.1 years, with $43.0 million expected to be recognized in the fourth quarter of 2020, bringing the total expense related to the Founders Awards in the fourth quarter to approximately $275.1 million. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the applicable settlement dates. On the settlement dates for the RSUs, we plan to withhold shares and remit taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. The amount of tax withholding obligations will depend on the price of our Class A common stock, the actual number of RSUs for which the vesting conditions are satisfied over time and the applicable tax withholding rates then in effect. Notwithstanding the vesting in October 2020 of all of the Performance-Vesting Founders Awards, the associated shares will not be issued until three years from the vesting date or, if earlier, a change in control event, as defined.

Assuming an approximate 50% tax withholding rate and stock price of $55.00 per share at vesting and settlement, for the 16.4 million Performance-Vesting Founders Award shares that vested as described in the preceding paragraph, we estimate that our cash obligation on behalf of our Co-Founders to the relevant tax authorities to satisfy tax withholding obligations would be approximately $447.8 million, and we would deliver an aggregate of approximately 8.2 million shares of our Class B common stock to net settle these awards, after withholding an aggregate of approximately 8.2 million shares of our Class B common stock. Cash payments for income tax withholdings are due upon the settlement date of the RSUs which is the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event. The actual amount of the tax obligations and the number of shares to be delivered could be higher or lower, depending on the price of our Class A common stock upon settlement and the applicable tax withholding rates then in effect.

Credit Facilities

In October 2018, GoodRx, Inc., our wholly owned subsidiary, as borrower, and GoodRx Intermediate Holdings, LLC, entered into a first lien credit agreement with various lenders (the “First Lien Credit Agreement”). The First Lien Credit Agreement provided for a $40.0 million secured asset-based revolving credit facility, or the Revolving Credit Facility, and a $545.0 million senior secured term loan facility (the "First Lien Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). In November 2019, the First Lien Term Loan Facility was amended to increase the amount of the facility to $700.0 million. Additionally, in May 2020, the Revolving Credit Facility was amended to increase the amount of the facility to $100.0 million.

The Revolving Credit Facility and the First Lien Term Loan Facility under the First Lien Credit Agreement are collateralized by substantially all of our assets, including our intellectual property, and 100% of the equity interest of GoodRx, Inc.

The First Lien Credit Agreement that governs the Revolving Credit Facility and the First Lien Term Loan Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, repurchases of stock, dividends and other distributions. GoodRx, Inc. is restricted from making dividend payments, loans or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. In addition, GoodRx, Inc. is subject to a financial covenant whereby GoodRx, Inc. is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 8.2 to 1.0. At September 30, 2020, we were in compliance with the covenants under the First Lien Credit Agreement.

Revolving Credit Facility

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin rate, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), that ranges from 2.50% to 3.00%. The Revolving Credit Facility has a variable commitment fee, which is based on the Company’s most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), and ranges from 0.25% to 0.50% per annum. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum of our aggregate undrawn and disbursed but unreimbursed letters of credit. The Revolving Credit Facility expires on October 11, 2024. As of September 30, 2020, the outstanding principal balance under the Revolving Credit Facility was $28 million, which we repaid in October 2020.

Under the terms of a lease agreement entered into during September 2019, GoodRx, Inc. assigned to the landlord drawdown rights against the Revolving Credit Facility for up to $9.0 million to meet the contractual line of credit requirement in the lease agreement. The landlord can draw on the Revolving Credit Facility in the event of the Company’s default on rent or damages to the building. The assigned rights to the landlord will be held for the initial three years of the lease term, and subject to certain conditions, the letter of credit will decrease thereafter by up to 10% per year based upon the original amount to no less than $2 million. This outstanding letter of credit to the landlord reduces our available borrowings under the Revolving Credit Facility by an amount equal to the value of assigned rights.

First Lien Term Loan Facility

The First Lien Term Loan Facility accrues interest at a rate per annum equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin rate, which is based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), that ranges from 2.75% to 3.00% per annum. The First Lien Credit Agreement requires quarterly principal payments from March 2019 through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of October 10, 2025.

The effective interest rate on the First Lien Term Loan Facility was 3.42% and 5.56% for the three months ended September 30, 2020 and 2019, respectively, and 4.03% and 5.79% for the nine months ended September 30, 2020 and 2019, respectively.

The carrying value of the First Lien Term Loan Facility was $667.9 million, net of unamortized debt issuance costs and discount of $15.0 million, as of September 30, 2020.

Second Lien Term Loan Facility

Concurrent with the above First Lien Credit Agreement, GoodRx, Inc., as borrower, and GoodRx Intermediate Holdings, LLC entered into a second lien credit agreement with various lenders (the “Second Lien Credit Agreement”). The Second Lien Credit Agreement provided for a $200.0 million secured term loan facility (the “Second Lien Term Loan Facility”) that accrued interest at a rate per annum equal to the LIBO Screen Rate (as defined in the Second Lien Credit Agreement) plus a margin of 7.50% per annum. In connection with the amendment to increase the amount of the First Lien Term Loan Facility in November 2019, we repaid all amounts outstanding and owed under the Second Lien Term Loan Facility, using the proceeds from the amendment to the First Lien Term Loan Facility and existing cash resources, including $200.0 million in principal amount outstanding, approximately $0.1 million of accrued interest and a $2.0 million prepayment penalty.

Holding Company Status

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. The First Lien Credit Agreement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of the Credit Facilities as of September 30, 2020. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to our audited consolidated financial statements included in our Prospectus for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Net cash provided by operating activities	$116,491	$66,771
Net cash used in investing activities	(81,807)	(35,285)
Net cash provided by (used in) financing activities	1,017,190	(6,400)
Net change in cash	$1,051,874	$25,086

Net cash provided by operating activities

Net cash provided by operating activities was $116.5 million for the nine months ended September 30, 2020 consisting of $4.7 million of net income, adjusted for $134.3 million of non-cash expenses, made up primarily of stock-based compensation of $111.2 million, including $98.1 million of stock-based compensation related to the Co-Chief Executive Officers award made in connection with the IPO, partially offset by $22.4 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by an increase in income tax receivable due to our third quarter tax benefit and increases in accrued expenses, accounts receivable, accounts payable, and prepaid expenses due to our growing operations.

Net cash provided by operating activities was $66.8 million for the nine months ended September 30, 2019 consisting of $50.8 million of net income, adjusted for $16.1 million of non-cash expenses and $0.2 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by increases in accounts receivable, accounts payable, accrued expenses, and prepaid expenses due to our growing operations, as well as a decrease in our lease liabilities.

Net cash used in investing activities

Net cash used in investing activities of $81.8 million for the nine months ended September 30, 2020 was related to $55.8 million in cash consideration, net of cash acquired, related to the acquisition of ScriptCycle, $15.7 million for capital expenditures, due primarily to leasehold improvements and furniture and fixtures related to our new office facility in Santa Monica, and $10.3 million for capitalized software.

Net cash used in investing activities of $35.3 million for the nine months ended September 30, 2019 was related to $31.3 million in cash consideration, net of cash acquired, related to our 2019 acquisitions, $3.0 million for capitalized software, and $1.0 million for capital expenditures.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $1.0 billion for the nine months ended September 30, 2020 was related to $890.0 million in net proceeds from our IPO, $100.0 million in proceeds from our private placement in September 2020, $28.0 million in proceeds drawn down under the Revolving Credit Facility and $5.1 million from exercise of options, partially offset by $5.3 million in long-term debt principal payments and payments of $1.3 million for debt issuance costs related to increasing the amount of our line of credit in May 2020.

Net cash used in financing activities of $6.4 million for the nine months ended September 30, 2019 was primarily related to $10.1 million in long-term debt principal payments offset by $3.7 million from exercise of options and issuance of common stock.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Prospectus.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing elsewhere in the Prospectus. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We only have operations within the United States and therefore do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes.

Interest rate risk

Our exposures to market risk for changes in interest rates relate primarily to the Credit Facilities which bear floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase in interest rates would have increased our interest expense by $3.5 million for the nine months ended September 30, 2020.

Impact of inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation of our financial statements for 2019, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses are:

•

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in our finance and accounting functions.

•

We did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, due in part to acquisitions and other changes to our business.

These material weaknesses contributed to the following additional material weaknesses:

•	We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.
•

We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the financial statements.

•

We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These material weaknesses resulted in adjustments identified by our independent registered public accounting firm and recorded by us primarily related to goodwill, capitalized software, leases, debt extinguishment, revenue recognition and sales allowances. These material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plans

We are in the early stages of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the Audit Committee and the Board of Directors, is engaged in remedial activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:

•	We have prepared a remediation plan for each of the material weaknesses and begun training process owners, evaluating process adoption and monitoring results.
•	We have engaged third party professionals to advise management in connection with the remediation of each of the material weaknesses.
•

We have recently hired, and plan to continue to hire, additional accounting and IT personnel during 2020 to bolster our technical reporting, transactional accounting and IT capabilities. We are implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and implement formal controls over segregation of duties.

•	We are implementing procedures to identify and evaluate changes in our business and the impact on our controls.
•

We are formally assessing complex accounting transactions and other technical accounting and financial reporting matters including controls over the preparation and review of accounting memoranda addressing these matters. During the quarter ended September 30, 2020, we implemented controls to identify complex accounting transactions and to require that the accounting implications of such transactions are formally assessed, documented and reviewed by a relevant senior member of our accounting team. In addition, we have engaged third party subject matter experts to advise us with respect to certain complex non-routine transactions in addition to management’s review of such transactions, where appropriate.

•

In the first quarter of 2020, we implemented a new enterprise resource planning, or ERP, system. We are in the process of designing and implementing controls over this ERP system to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

•

We are implementing formal processes, policies, and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates, establishing and reviewing thresholds for business performance reviews, and formalizing procedures over the review of financial statements.

•

We are enhancing IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls and implementing more robust IT policies and procedures over change management and computer operations.

We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained under the heading “Legal Proceedings” in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated September 22, 2020, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 24, 2020 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Limited Operating History and Early Stage of Growth

Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our limited operating history and evolving business make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

•	attract new consumers to our platform and position our platform as an important way to make purchasing decisions for prescription medications and other healthcare products and services;
•	retain our consumers and encourage them to continue to utilize our platform when purchasing healthcare products and services;
•	attract new and existing consumers to rapidly adopt new offerings on our platform;
•	increase the number of consumers that use our subscription offerings or the number of subscription programs that we manage;
•	increase and retain our consumers that subscribe to our subscription offerings, such as Gold and Kroger Savings;
•	attract and retain industry players for inclusion in our platform, including pharmacies, PBMs, pharmaceutical manufacturers and telehealth providers;
•	comply with existing and new laws and regulations applicable to our business and in our industry;
•	anticipate and respond to macroeconomic changes, changes in medication pricing and industry pricing benchmarks and changes in the markets in which we operate;
•	react to challenges from existing and new competitors;
•	maintain and enhance the value of our reputation and brand;
•	effectively manage our growth;
•	hire, integrate and retain talented people at all levels of our organization;
•	maintain and improve the infrastructure underlying our platform, including our apps and websites, including with respect to data protection and cybersecurity; and
•

successfully update our platform, including expanding our platform and offerings into different healthcare products and services, develop and update our apps, features, offerings and services to benefit our consumers and enhance the consumer experience.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above and those described elsewhere in this Part II, Item 1A, “Risk Factors”, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and our business continues to evolve and expand within the U.S. healthcare industry, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history, operated a more predictable business or operated in a less regulated industry. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in highly regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations would be adversely affected.

Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.

We have experienced significant growth since our founding in 2011. Revenue increased from $99.4 million for 2016 to $388.2 million for 2019 and from $275.0 million for the nine months ended September 30, 2019 to $397.2 million for the nine months ended September 30, 2020. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this Part II, Item 1A,  “Risk Factors” and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of consumers may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

Our results of operations vary and may fluctuate significantly from period-to-period.

Our quarterly and annual results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and are difficult to predict. We have presented many of the factors that may cause our results of operations to fluctuate in this Part II, Item 1A, “Risk Factors”, including the extent to which our various offerings, such as our telehealth offerings, grow and contribute to our results of operations. In addition, we typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season and seasonal cold and flu trends. The rapid growth of our business may have masked these trends to date, and we expect the impact of seasonality to be more pronounced in the future. The cumulative effects of such factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful and investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Since 2011, we have experienced rapid growth in our business operations and the number of consumers that use our offerings, and we may continue to experience growth in the future. For example, the number of our full-time employees increased from 137 as of December 31, 2017 to 413 as of September 30, 2020, and the number of Monthly Active Consumers has increased from 1.3 million for the first quarter of 2017 to 4.9 million for the third quarter of 2020. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Management of growth is particularly difficult when employees work from home as a result of the COVID-19 pandemic. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our platform and offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

We may experience lower margins as HeyDoctor continues to grow as a portion of our overall business.

HeyDoctor, which we launched in 2019, has experienced significant growth and we expect it to continue to grow in the future. However, the telehealth market is rapidly developing and is subject to significant price competition, and we may be unable to achieve satisfactory prices for our HeyDoctor offering or maintain prices at competitive levels. Due in part to this price competition, HeyDoctor currently generates lower margins than our other offerings. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could decline. In addition, as HeyDoctor continues to grow as a portion of our overall business, we expect such growth to have an adverse impact on our margins. We will continue to be subject to significant pricing pressure, and expect that HeyDoctor will continue to grow as a source of revenue, which would likely have a material adverse effect on our margins.

Risks Related to Our Business

We may be unsuccessful in achieving broad market education and changing consumer purchasing habits.

Our success and future growth largely depend on our ability to increase consumer awareness of our platform and offerings, and on the willingness of consumers to utilize our platform to access information, discounted prices for prescription medications and other healthcare products and services, including telehealth services. We believe the vast majority of consumers make purchasing decisions for healthcare products and services on the basis of traditional factors, such as insurance coverage, availability at nearby pharmacies and availability of nearby medical testing. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative pharmacies or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using GoodRx codes when purchasing prescription medications and other healthcare products and services without using their health insurance benefits. We focus our marketing and education efforts on consumers, but also aim to educate and inform healthcare providers, pharmacists and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons, including:

•	lack of experience with our company and platform, and concerns that we are relatively new to the industry;
•	perceived health, safety or quality risks associated with the use of a new platform and applications to shop for discounted prices for prescription medications;
•	lack of awareness that there is a disparity of pricing for prescription medicines and other medical products and services;
•	perception that our platform does not provide adequate discounted prices or only offers savings for a limited selection of prescription medications;
•	perception that discounted prices offered through our platform are less competitive than insurance coverage;
•	perception regarding acceptance rates of pharmacies for our GoodRx codes available through our platform;
•	traditional or existing relationships with pharmacies, pharmacists or other providers that sell healthcare products and services;
•	concerns about the privacy and security of the data that consumers share with or through our platform;
•	competition and negative selling efforts from competitors, including competing platforms and price matching programs; and
•	perception regarding the time and complexity of using our platform or using and applying our GoodRx codes available through our platform at the point of purchase.

If we fail to achieve broad market education of our platform and/or the options for purchasing healthcare products and services, or if we are unsuccessful in changing consumer purchasing habits, our business, financial condition and results of operations would be adversely affected.

We may be unable to continue to attract, acquire and retain consumers, or may fail to do so in a cost-effective manner.

Our success depends in part on our ability to cost-effectively attract and acquire new consumers, retain our existing consumers and encourage our consumers to continue to utilize our platform when making purchasing decisions for prescription medications and other healthcare products and services. To expand our base of consumers, we must appeal to consumers who have historically used traditional outlets for their healthcare products and services, and who may be unaware of the possibility or benefits of using discounted prices to purchase healthcare products and services outside of insurance programs. We have made significant investments related to consumer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that this spending will be effective or that revenue from new consumers that we acquire will ultimately exceed the cost of acquiring those consumers. If we fail to deliver reliable and significant discounted prices for prescription medications, we may be unable to acquire or retain consumers. If we are unable to acquire or retain consumers who use our platform in volumes and with recurrence sufficient to grow our business, we may be unable to maintain the scale necessary for operational efficiency and to drive beneficial and self-reinforcing network effects across the broader healthcare ecosystem, including pharmacies, PBMs, pharmaceutical manufacturers and telehealth providers. Consequently, we may not be able to present the same quality or range of solutions on our platform or otherwise, which may adversely impact consumer interest in our platform, in which case our business, financial condition and results of operations would be adversely affected.

We believe that our paid and non-paid marketing initiatives have been critical in promoting consumer awareness of our platform and offerings, which in turn has driven new consumer growth and increased the extent to which existing consumers have used our platform. Our paid marketing initiatives include television, search engine marketing, mail to consumers and healthcare provider offices, email, display, radio and magazine advertising and social media marketing. For example, we actively market our platform and offerings through television and we rely on direct mail to distribute marketing materials to consumers. If we are unable to cost-effectively market to consumers and drive traffic to our apps and websites, our ability to acquire new consumers and our financial condition would be materially and adversely affected. We also buy search advertising primarily through search engines such as Google and Bing, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of consumers who visit our websites. The costs associated with advertising through search engines can also vary significantly from period to period, and have generally increased over time. We may be unable to modify our strategies in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, our websites must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. Although consumer traffic to our apps is not reliant on search results, growth in mobile device usage may not decrease our overall reliance on search results if consumers use our mobile websites rather than our apps or use search to initially find our apps. In fact, growth in mobile device usage may exacerbate the risks associated with how and where our websites are displayed in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results.

In addition, we actively encourage new and existing consumers to use our apps to access our platform. We believe that our apps help to facilitate increased consumer retention and that consumers that access our platform through our apps are more likely to utilize GoodRx codes at the final point of purchase. While we have invested and will continue to invest in the development of our apps to improve consumer utilization, there can be no assurance that our efforts to drive adoption and use of our apps will be effective.

Our consumer education, acquisition and retention initiatives can be expensive and may be ineffective in driving consumer education or interest in our platform. Further, if new or existing consumers do not perceive that the discounted prices presented through our platform are reliable or meaningful, or if we fail to offer new and relevant offerings and application features, we may not be able to attract or retain consumers or increase the extent to which they use our platform and applications for other or future purchases. If we fail to continue to grow our base of consumers, retain existing consumers or increase consumer engagement, our business, financial condition and results of operations would be adversely affected.

We rely significantly on our prescription offering and may not be successful in expanding our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry.

To date, the vast majority of our revenue has been, and we expect it to continue to substantially be, derived from our prescription offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, primarily PBMs. Revenue from our prescription offering represented 97% and 94% of our revenue for 2018 and 2019, respectively, and 95% and 90% for the nine months ended September 30, 2019 and 2020, respectively. Substantially all of this revenue was generated from consumer transactions at brick and mortar pharmacies. In addition, we have experienced a significant increase in revenue generated by our telehealth offerings. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our revenue, which may have an adverse effect on our business, financial condition and results of operations. Because we derive a vast majority of our revenue from our prescription offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We seek to expand our offerings within the prescriptions market, the pharmaceutical manufacturer solutions market and the telehealth market in the United States. For example, within the prescriptions market, we developed our subscription offerings, Gold and Kroger Savings in 2017 and 2018, respectively. Additionally, we have expanded into the pharmaceutical manufacturer solutions markets with our pharmaceutical manufacturer solutions offering. We have also expanded into the telehealth market through our acquisition and integration of HeyDoctor in 2019 and the launch of the GoodRx Telehealth Marketplace, which is a marketplace designed to bring third party providers to our ecosystem so that we can provide consumers with a breadth of services in a single platform, in 2020. We are actively investing in each of these growth areas. However, expanding our offerings and entering into new markets requires substantial additional resources, and our ability to succeed is not certain. During and following periods of active investment, we may experience a decrease in profitability or margins, particularly if the area of investment generates lower margins than our other offerings. For example, HeyDoctor generates substantially lower margins than our other offerings and we expect that it will continue to do so for the foreseeable future. As we expand our offerings, we will need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such an expansion successfully. Any such expansion would be subject to additional uncertainties and would likely be subject to additional laws and regulations. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new offering types, and our ability to generate revenue from our current offerings and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow revenue or recover any associated development costs, our business, financial condition and results of operations could be adversely affected.

Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.

Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. We do not control the pricing strategies of pharmaceutical manufacturers, wholesalers, PBMs and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies, PBMs and pharmaceutical manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these pricing structures.

Pharmaceutical manufacturers generally direct medication pricing by setting medication list prices and offering rebates and discounts for their medications. List prices are impacted by, among other things, market considerations such as the number of competitor medications and availability of alternative treatment options. Wholesalers can impact medication pricing by purchasing medications in bulk from pharmaceutical manufacturers and then reselling such medications to pharmacies. PBMs generally impact medication pricing through their bargaining power, negotiated rebates with pharmaceutical manufacturers and contracts with different pharmacy providers and health insurance companies. PBMs work with pharmacies to determine the negotiated rate that will be paid at the pharmacy by consumers. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications and high or low deductibles. Approximately 90% of the total prescription volume and 26% of prescription spending in the United States was for generic forms of medication in 2018, with the remainder being brand medications, according to a report by the IQVIA Institute. Similar to the total prescription volume in the United States, a vast majority of the utilization of our platform relates to generic medications.

Our ability to present discounted prices through our platform, the value of any such discounts and our ability to generate revenue are directly affected by the pricing structures in place amongst these industry participants, and changes in medication pricing and in the general pricing structures that are in place could have an adverse effect on our business, financial condition and results of operations. For example, changes in the negotiated rates of the PBMs on our platform at pharmacies could negatively impact the prices that we present through our platform, and changes in insurance plan coverage for specific medications could reduce demand for and/or our ability to offer competitive discounts for certain medications, any of which could have an adverse effect on our ability to generate revenue and business. In addition, changes in the fee and pricing structures among industry participants, whether due to regulatory requirements, competitive pressures or otherwise, that reduce or adversely impact fees generated by PBMs would have an adverse effect on our ability to generate revenue and business. Due in part to existing pricing structures, we generate a small portion of our revenue through contracts with pharmaceutical manufacturers and other intermediaries. Changes in the roles of industry participants and in general pricing structures, as well as price competition among industry participants, could have an adverse impact on our business. For example, integration of PBMs and pharmacy providers could result in pricing structures whereby such entities would have greater pricing power and flexibility or industry players could implement direct to consumer initiatives that could significantly alter existing pricing structures, either of which would have an adverse impact on our ability to present competitive and low prices to consumers and, as a result, the value of our platform for consumers and our results of operations.

We generally do not control the categories and types of prescriptions for which we can offer savings or discounted prices.

The categories and brands of medications for which we can present discounted prices are largely determined by PBMs. PBMs work with insurance companies, employers and other organizations and enter into contracts with pharmacies to determine negotiated rates. They also negotiate rebates with pharmaceutical manufacturers. The terms that different PBMs negotiate with each pharmacy are generally different and result in different negotiated rates available via each PBM’s network, all of which is outside our control. Different PBMs prioritize and allocate discounts across different medications, and continuously update these allocations in accordance with their internal strategies and expectations. As we have agreements with PBMs to market their negotiated rates through our platform, our ability to present discounted prices is dependent upon the arrangements that PBMs have negotiated with pharmacies and upon the resulting availability and allocation of discounts for medications subject to these arrangements. In general, industry participants are less likely to allocate or provide for discounts or rebates on brand medications that are covered by patents. As a result, the discounted prices that we are able to present for brand medications may not be as competitive as for generic medications. Similar to the total prescription volume in the United States, the vast majority of the utilization of our platform relates to generic medications.

Changes in the categories and types of medications for which we can present pricing through our platform could have an adverse effect on our business, financial condition and results of operations. In addition, demand for our offerings and the use and utility of our platform is impacted by the value of the discounts that we are able to present and the extent to which there is inconsistency in the price of a particular prescription across the market. If pharmacies, PBMs or others do not allocate or otherwise facilitate adequate discounts for these medications, or if there is significant price similarity or competition across PBMs and pharmacies, the perceived value of our platform and the demand for our offerings would decrease and there would be a significant impact on our business, financial condition and results of operations.

We rely on a limited number of industry participants.

There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of PBMs, including pharmacies’ in-house PBMs, and a limited number of national pharmacy chains. If we are unable to retain favorable contractual arrangements with our PBMs, including any successor PBMs should there be further consolidation of PBMs, we may lose them as customers, or the negotiated rates provided by such PBMs may become less competitive, which could have an adverse impact on the discounted prices we present through our platform.

A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with more than a dozen PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Our three largest

PBM partners accounted for 61% of our revenue in 2018, 55% of our revenue in 2019. Our three largest PBM partners accounted for 44% of our revenue in the nine months ended September 30, 2020. Revenue from each PBM fluctuates from period to period as the discounts and prices available through our platform change, and different PBMs experience increases and decreases in the volume of transactions processed through their respective networks. In 2018, Optum, Navitus and MedImpact each accounted for more than 10% of revenue. In 2019, Navitus and MedImpact each accounted for more than 10% of revenue, and in the nine months ended September 30, 2020, Navitus, MedImpact and Express Scripts each accounted for more than 10% of revenue. The loss of any of these large PBMs may negatively impact the breadth of the pricing that we are able to offer consumers.

Most of our PBM contracts provide for monthly payments from PBMs, including our contracts with MedImpact, Navitus and Optum. Our PBM contracts generally can be divided into two categories: PBM contracts featuring a percentage of fee arrangement, where fees are a percentage of the fees that PBMs charge to pharmacies, and PBM contracts featuring a fixed fee per transaction arrangement. Our percentage of fee contracts often also include a minimum fixed fee per transaction. The majority of our PBM contracts, including our contracts with MedImpact and Navitus, are percentage of fee contracts, and a minority of our contracts, including our PBM contract with Optum, provide for fixed fee per transaction arrangements. Our PBM contracts generally, including our contracts with MedImpact, Navitus and Optum, have a tiered fee structure based on volume generated in the applicable payment period. Our PBM contracts, including our contracts with MedImpact, Navitus and Optum, do not contain minimum volume requirements, and thus do not provide for any assurance as to minimum payments to us. Our PBM contracts generally renew automatically, including our contracts with MedImpact, Navitus and Optum. In addition, our PBM contracts generally provide for continuing payments to us after such contracts are terminated, including our contracts with MedImpact, Navitus and Optum. Some of our PBM contracts provide for these continuing payments for so long as negotiated rates related to the applicable PBM contract continue to be used after termination, and other contracts provide for these continuing payments for specified multi-year payment periods after termination. Our contracts with MedImpact, Navitus and Optum provide for periods of five years, three years and three years, respectively, during which payments will be made as negotiated rates related to the applicable PBM contract continue to be used. Between contract renewals, our contracts generally provide for limited termination rights and do not provide for termination for convenience. None of our contracts with MedImpact, Navitus and Optum provide for termination for convenience.

In addition, our PBM contracts typically include provisions that prevent PBMs from circumventing our platform, redirecting volumes outside of our platform and other protective measures. For example, our PBM contracts, including our contracts with MedImpact, Navitus and Optum, contain provisions that limit PBM use of our intellectual property related to our brand and platform and require PBMs to maintain the confidentiality of our data. While we have consistently renewed and extended the term of our contracts with PBMs over time, there can be no assurance that PBMs will enter into future contracts or renew existing contracts with us, or that any future contracts they enter into will be on equally favorable terms. Changes that limit or otherwise negatively impact our ability to receive fees from these partners would have an adverse effect on our business, financial condition and results of operations. Consolidation of PBMs or the loss of a PBM could negatively impact the discounts and prices that we present through our platform and may result in less competitive discounts and prices on our platform.

Our consumers use GoodRx codes at the point of purchase at nearby pharmacies. These codes can be used at over 70,000 pharmacies in the United States. The U.S. prescriptions market is dominated by a limited number of national and regional pharmacy chains, such as CVS, Kroger, Walmart and Walgreens. These pharmacy chains represent a significant portion of overall prescription medication transactions in the United States. Similarly, a significant portion of our discounted prices are used at a limited number of pharmacy chains and, as a result, a significant portion of our revenue is derived from transactions processed at a limited number of pharmacy chains.

We do not generate a significant percentage of revenue from mail-order prescriptions or mail-order pharmacies. If one or more of these pharmacy chains terminates its cash network contracts with PBMs that we work with or enters into cash network contracts with PBMs that we work with at less competitive rates, our business may be negatively affected. This could be exacerbated by further consolidation of PBMs or pharmacy chains. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition. If there is a decline in revenue generated from any of the PBMs we contract with, as a result of consolidation of PBMs or pharmacy chains, pricing competition among industry participants or otherwise, if we are unable to maintain or grow our relationships with PBMs or if we lose one or more of the PBMs we contract with and cannot replace the PBM in a timely manner or at all, there would be an adverse effect on our business, financial condition and results of operations.

We operate in a very competitive industry and we may fail to effectively differentiate our offerings and services from those of our competitors, which could impair our ability to attract and acquire new consumers and retain existing consumers.

The U.S. prescriptions market, pharmaceutical manufacturer solutions market and telehealth market are highly competitive and subject to ongoing innovation and development. Our ability to remain competitive is dependent upon our ability to appeal to consumers and attract and acquire new consumers to our platform, including through our apps. Our ability to remain competitive is also dependent upon our ability to retain existing consumers and encourage them to continue to use our platform as a tool for purchasing healthcare products and services. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by consumer demands, a limited number of major PBMs, fluctuations in medication pricing, legislative and regulatory activity, significant changes in demand and interest in telehealth and other market factors.

We compete with companies that provide savings on prescriptions, as well as companies that offer telehealth services and advertising and market access for pharmaceutical manufacturers. Within the prescriptions market, our competition is fragmented and consists of competitors that are smaller than us in scale. There can be no assurance that competitors will not develop and market similar offerings to ours, or that industry participants, such as integrated PBMs and pharmacy providers, will not seek to leverage our platform to drive consumer demand and traffic to their networks and eventually away from, or outside of, our platform. We may face increased competition from those that attempt to replicate our business model or marketing tactics, such as discount websites, apps, cash back and loyalty programs and new comparison shopping sites from various industry participants, any of which could impact our ability to attract and retain consumers. We also face competition in the telehealth market from a range of companies, including providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans, such as Teladoc, Amwell, MDLIVE, and Doctor on Demand. Our pharmaceutical manufacturer solutions offering competes for advertising and market access budget allocation against traditional direct to consumer and other platforms on which pharmaceuticals manufacturers can reach consumers, such as through physicians, health-related apps and websites, television advertisements and services supporting patient access. A competitor’s offerings, reputation and marketing strategies can have a substantial impact on its ability to attract and retain consumers, and we may face competition from existing or new market entrants with greater resources and better offerings, reputations and market strategies, which would have a negative impact on our business. Any such competitor may be better able to respond quickly to new technologies, develop deeper relationships with consumers and industry participants, including pharmacies, PBMs and telehealth providers, or offer more competitive discounts or pricing. While we negotiate protective terms related to our discounted prices, our intellectual property and our consumers with PBMs, our contacts with these parties are not exclusive and PBMs work with others in the industry to drive volume to their networks. For example, our contracts include provisions that, among others, restrict the ability of PBMs to compete with us and solicit our consumers. We aim to differentiate our business through scale and by innovating and delivering offerings and services, including medical care and advice through our telehealth offerings, that demonstrate value to consumers and to our existing consumers, particularly in response to frequent changes in medication pricing and the cost of medical care. Our failure to innovate and deliver offerings and services that demonstrate value, or to market such offerings and services effectively, may affect our ability to acquire or retain consumers, which could have a material adverse effect on our business, results of operations and financial condition.

We may also face competition from companies that we do not yet know about. If existing or new companies develop or market an offering similar to ours, develop an entirely new solution for access to affordable healthcare, acquire one of our existing competitors or form a strategic alliance with one of our competitors or other industry participants, our ability to compete effectively could be significantly impacted, which would have a material adverse effect on our business, results of operations and financial condition.

A pandemic, epidemic or outbreak of an infectious disease in the United States, including the outbreak of COVID-19, could impact our business.

COVID-19 has spread to almost every country in the world and all 50 states within the United States. Global health concerns relating to the outbreak of COVID-19 have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. GoodRx is closely monitoring how the spread of COVID-19 is affecting its employees, customers and business operations. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. In particular for our business, governmental authorities have also recommended, and in certain cases, required, that elective or other medical appointments be suspended or cancelled to avoid non-essential patient exposure to medical environments and potential infection. These and other measures have not only negatively impacted consumer spending and business spending habits, they have adversely impacted and may further impact our workforce and operations and the operations of healthcare professionals, pharmacies, consumers, PBMs and others in the broader healthcare ecosystem. Although certain of these measures are beginning to ease in some geographic regions, overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, and certain geographic regions are experiencing a resurgence of COVID-19 infections. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect the evolving COVID-19 pandemic to continue to impact our business, financial condition, results of operations and liquidity, but cannot accurately predict at this time the future potential impact on our business, financial condition, results of operations or liquidity. Various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have generally reduced the extent to which consumers visit healthcare professionals in-person, seek treatment for certain conditions or ailments, and receive and fill new prescriptions. Consumers may also increasingly elect to receive prescriptions by mail order instead of at the pharmacy, which could have an adverse impact on our prescription offering. In addition, many pharmacies and healthcare providers have reduced staffing, closed locations or otherwise limited operations, and many prescribing healthcare professionals have reduced or postponed treatment of certain patients. The number of Monthly Active Consumers and our prescription offering were adversely impacted in the second and third quarters of 2020 by consumers’ decisions to avoid visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription offering, which would have an adverse effect on our business, financial condition and results of operations.

Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand for our telehealth offerings. COVID-19 has significantly accelerated the awareness and use of our telehealth offerings, including demand for our HeyDoctor offering and the utilization of our GoodRx Telehealth Marketplace. While we have experienced a significant increase in demand for the telehealth offerings, there can be no assurance that the levels of interest, demand and use of our telehealth offerings will continue at current levels or will not decrease during or after the pandemic. Any such decrease could have an adverse effect on our growth and the success of our telehealth offerings.

The spread of COVID-19 has also caused us to modify our business practices (including employee travel, employee work locations, and the cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, consumers and partners. For example, we have implemented work-from-home measures, which have required us to provide technical support to our employees to enable them to connect to our systems from their homes. In addition, COVID-19 and the determination of appropriate measures and business practices has diverted management’s time and attention. If our employees are not able to effectively work from home, or if our employees contract COVID-19 or another contagious disease due to their return to work or otherwise, we may experience a decrease in productivity and operational efficiency, which would negatively impact our business, financial condition and results of operations. There is also no certainty that the measures we have taken to mitigate the impact of COVID-19 on our business will be sufficient or otherwise be satisfactory to government authorities. Further, because most of our employees are working remotely in connection with the COVID-19 pandemic, we may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from remote locations.

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Part II, Item 1A, “Risk Factors.”

Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited.

Our total addressable market (“TAM”), as estimated in our Prospectus, is based on internal estimates and third-party estimates regarding the size of each of the U.S. prescriptions market, pharmaceutical manufacturer solutions market and telehealth market, and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. In particular, we calculated the TAM for our prescription opportunity based on data from the Centers for Medicare & Medicaid Services (“CMS”) regarding the expected size of the U.S. prescription market in 2020, plus our estimated value of prescriptions that are written but not filled. This estimate is based on third-party reports and is subject to significant assumptions and estimates. Additionally, we calculated the TAM for our pharmaceutical manufacturer solutions opportunity based on data published in an article in the Journal of the American Medical Association regarding the amount of advertising and marketing spending by U.S. pharmaceutical manufacturers in 2016. We calculated the TAM for our telehealth opportunity based on a report by McKinsey & Company regarding the extent to which amounts spent on outpatient office and home health visits in 2020 can be addressed via telehealth offerings. These estimates, as well as the estimates and forecasts in our Prospectus relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. Additionally, our TAM for our prescription offering includes medications for which we are currently not able to offer savings on the prices paid by non-insured and insured consumers and for which we may not be able to provide savings on in the future. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.

We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We present certain operational metrics in our SEC filings, including Monthly Active Consumers, Monthly Visitors, GMV, savings and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our platform and offerings and other metrics. For example, we believe that there are consumers who access our offerings through multiple accounts or channels, and that there are groups of consumers, such as families, who access our offerings through single accounts or channels, both of which impact our number of Monthly Visitors, as each channel is counted independently. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

The telehealth market is immature and volatile, and if it does not develop, or if it develops more slowly than we expect, the growth of our business will be harmed.

The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. The success of our telehealth offerings will depend to a substantial extent on the willingness of our consumers to use, and to increase the frequency and extent of their utilization of, our platform, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Furthermore, the GoodRx Telehealth Marketplace will require marketplace participants to offer their services and for consumers to purchase such services if it is to be successful. If any of these events do not occur or do not occur quickly, it could have a material adverse effect on our business, financial condition and results of operations.

Our telehealth offerings depend in part on our ability to maintain and expand a network of skilled telehealth providers.

The success of our telehealth offerings, including HeyDoctor and the GoodRx Telehealth Marketplace, depends in part on our continued ability to maintain a network of skilled and qualified telehealth providers. With respect to the GoodRx Telehealth Marketplace in particular, we are dependent on third-party entities, which we do not own or control, to provide healthcare services to consumers. There is significant competition in the telehealth market for qualified telehealth providers, and if we are unable to recruit or retain physicians and other healthcare professionals and service providers, it would negatively impact the growth of our telehealth offerings and would have a material adverse effect on our business, financial condition and results of operations.

Negative media coverage could adversely affect our business.

We receive a high degree of media coverage in the United States. Unfavorable publicity regarding, for example, the healthcare industry, litigation or regulatory activity, the actions of the entities included or otherwise involved in our platform, negative perceptions of prescriptions included on our platform, medication pricing, pricing structures in place amongst the industry participants, our data privacy or data security practices, our platform or our revenue could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on our ability to attract and retain consumers, partners, or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition and results of operations.

We may be unable to successfully respond to changes in the market for prescription pricing, and may fail to maintain and expand the use of GoodRx codes through our apps and websites.

In recent years, we believe that consumer preferences and access to prescription medication discounts has increasingly shifted from traditional offline or analog channels, such as newspapers and by direct mail, to digital or electronic channels, such as apps, websites and by email. It is difficult to predict whether the pace of the transition from traditional to digital channels will continue at the same rate and whether the growth of the digital channel will continue. While we actively promote the use of our apps and websites, if the demand for digital channels does not continue to grow as we expect, or if we fail to successfully address this demand through our platforms, our business could be harmed. Consumer access and preferences for purchasing medications may evolve in ways which may be difficult to predict. Further, if PBMs or pharmacy chains elect to directly distribute pricing information through their own digital channels, or if new or existing competitors are faster or better at addressing consumer demand and preferences for digital channels, or are able to offer more accessible discounted prices to consumers, our ability and success in presenting discounted prices on our platform may be impeded and our business, financial condition and results of operations would be adversely affected. If we cannot maintain a sufficient offering of discounted prices on our platform, new consumers and existing consumers may perceive our platform as less relevant, consumer traffic to our platform could decline and, as a result, new consumers and existing consumers may decrease their use of our platform or subscription offerings, which would affect our contracts with certain partners included or otherwise involved in our platform and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to maintain a positive perception regarding our platform or maintain and enhance our brand.

A decrease in the quality or perceived quality of the discounted prices available through our platform, or of our telehealth offerings, including HeyDoctor and the GoodRx Telehealth Marketplace, could harm our reputation and damage our ability to attract and retain consumers and partners included or otherwise involved in our platform, which could adversely affect our business. Many factors that impact the perception of our offerings are beyond our control. For example, the success and perception of the GoodRx Telehealth Marketplace depends in part on the number, availability, and quality of service delivered by the telehealth providers included on the marketplace. While we can control which providers we include on the GoodRx Telehealth Marketplace, there can be no assurance that all such providers will consistently deliver the quality of service necessary to fulfill consumer expectations, and any negative experiences could have an adverse impact on our brand and reputation, which could impact consumer demand for our telehealth offerings and the extent to which providers seek to be included on or associated with the marketplace.

Maintaining and enhancing our GoodRx brand and the branding and image of our various offerings, such as HeyDoctor, is critical to our business and our ability to attract new and existing consumers to our platform. We expect that the promotion of our brand will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brand will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brand, we could lose consumer traffic, which could, in turn, cause PBMs and others to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.

We have identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, as a result of which, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

As a public company, we are required to comply with the requirements of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Under Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation of our financial statements for 2019, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses are:

•

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in our finance and accounting functions.

•

We did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, due in part to acquisitions and other changes to our business.

These material weaknesses contributed to the following additional material weaknesses:

•	We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.
•

We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the financial statements.

•

We did not design and maintain effective controls over certain information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These material weaknesses resulted in adjustments identified by our independent registered public accounting firm and recorded by us primarily related to goodwill, capitalized software, leases, debt extinguishment, revenue recognition and sales allowances. These material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes-Oxley Act. Had we performed an evaluation and had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley Act, additional material weaknesses may have been identified. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the Audit Committee and the Board of Directors, is engaged in remedial activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:

•	We have prepared a remediation plan for each of the material weaknesses and begun training process owners, evaluating process adoption and monitoring results.
•	We have engaged third party professionals to advise Management in connection with the remediation of each of the material weaknesses.
•

We have recently hired, and plan to continue to hire, additional accounting and IT personnel during 2020 to bolster our technical reporting, transactional accounting and IT capabilities. We are implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and implement formal controls over segregation of duties.

•	We are implementing procedures to identify and evaluate changes in our business and the impact on our controls.
•

We are formally assessing complex accounting transactions and other technical accounting and financial reporting matters including controls over the preparation and review of accounting memoranda addressing these matters. During the quarter ended September 30, 2020, we implemented controls to identify complex accounting transactions and to require that the accounting implications of such transactions are formally assessed, documented and reviewed by a relevant senior member of our accounting team. In addition, we have engaged third party subject matter experts to advise us with respect to certain complex non-routine transactions in addition to Management’s review of such transactions, where appropriate.

•

In the first quarter of 2020, we implemented a new enterprise resource planning (“ERP”) system. We are in the process of designing and implementing controls over this ERP system to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

•

We are implementing formal processes, policies, and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates, establishing and reviewing thresholds for business performance reviews, and formalizing procedures over the review of financial statements.

•

We are enhancing IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls and implementing more robust IT policies and procedures over change management and computer operations.

While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion. We cannot assure you that the measures we have taken to date and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations.

If we fail to remediate these material weaknesses or identify new material weaknesses by the time we have to issue our first Section 404(a) assessment on the effectiveness of our internal control over financial reporting, we will not be able to conclude that our internal control over financial reporting is effective, which may cause investors to lose confidence in our financial statements, and the trading price of our Class A common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our Class A common stock may suffer.

Use of social media, emails and text messages may adversely impact our reputation, subject us to fines or other penalties or be an ineffective source to market our offerings.

We use social media, emails and text messages as part of our omnichannel approach to marketing and consumer outreach. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or reductions in the use of or engagement with social networking services by consumers and potential consumers could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails and text messages could also cause reputational damage and adversely affect our business.

Our consumers may engage with us online through our social media pages, including, for example, our presence on Facebook, Instagram and Twitter, by providing feedback and public commentary about all aspects of our business. Information concerning us or our offerings and brands, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, we use emails and text messages to communicate with consumers and we collect consumer data, including email addresses and phone numbers, to further our marketing efforts with such consenting consumers. If we fail to adequately or accurately collect such data or if our data collection systems are breached, our business, financial condition and results of operations could be harmed. Further, any failure, or perceived failure, by us, or any third parties processing such data, to comply with privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection would adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets.

We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on the number and timing of our consumers using our platform, signing up for a subscription or using the services provided by our telehealth platform, which are uncertain. Additionally, our business is affected by general economic and business conditions around the world, including the impact of COVID-19. A softening in income, whether caused by changes in consumer preferences or a weakening in global economies, may result in decreased revenue levels, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in income. This inability could result in lower net income or greater net loss in a given quarter than expected.

We rely on information technology to operate our business and maintain competitiveness, and must adapt to technological developments or industry trends.

Our ability to attract new consumers and increase revenue from our existing consumers depends in large part on our ability to enhance and improve our existing offerings, increase adoption and usage of our offerings, and introduce new features and capabilities. The markets in which we compete are relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing consumer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis.

We depend on the use of information technologies and systems. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and offerings. The emergence of alternative platforms such as smartphones and tablets and the emergence of niche competitors who may be able to optimize offerings, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. There is also no guarantee that we will possess the financial resources or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we were unable to enhance our offerings and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently or more securely than our offerings, our business, financial condition and results of operations could be adversely affected.

We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure (“IT Systems”) to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our IT Systems and the processing, transmission and storage of digital information. We have also outsourced elements of our IT Systems and data storage systems, and as a result a number of third-party vendors may or could have access to our confidential information.

Despite the implementation of preventative and detective security controls, such IT Systems are vulnerable to damage or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism and war. Such IT Systems, including our servers, are additionally vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our offerings to consumers. Moreover, we and our third-party vendors collect, store and transmit sensitive data, including health-related information, personally identifiable information, intellectual property and proprietary business information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the federal Health Insurance Portability and Accountability Act of 1996(“HIPAA”) as well as regulations promulgated by the Federal Trade Commission (“FTC”) and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to confidential and proprietary business information, intellectual property, sensitive consumer data (including health-related information) or other personally identifiable information of our consumers, employees, partners or contractors, a loss of or damage to our data, or an inability to access data sources, process data or provide our services. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact consumer, partner, or investor confidence in us, and reduce the demand for our solutions and services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the IT Systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any disruption or loss to IT Systems on which critical aspects of our operations depend could have an adverse effect on our business.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws specifically governing the internet and e-commerce. Furthermore, the regulatory landscape impacting these areas is constantly evolving. Existing and future regulations and laws could impede the growth of the internet, e-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, money laundering, electronic payments and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws and regulations were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We cannot assure you that our practices have complied, comply or will in the future comply with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. For example, recent automatic renewal laws, which require companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers, resulted in class action lawsuits against companies that offer online products and services on a subscription or recurring basis. These and similar proceedings or actions could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and paid merchants to decrease their use of our platform, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our apps and websites or may even attempt to completely block access to our platform. Adverse legal or regulatory developments could substantially harm our business.

Our business relies on email, mail and other messaging channels and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business.

Our business depends in part upon the emailing and mailing of promotional materials, cards with GoodRx codes and other information to consumers and healthcare providers, and is also significantly dependent on email and other messaging channels, such as text messages. We distribute pricing information and other promotional materials in the mail, and also provide emails, mobile alerts and other messages to consumers informing them of the discounted prices available on our apps and websites. These communications help generate a significant portion of our revenues. Because email, mail and other messaging channels are important to our business, if we are unable to successfully deliver messages to consumers through these channels, if there are legal restrictions on delivering such messages to consumers, if consumers do not or cannot open or otherwise utilize our messages or if consumers reject the receipt of communications referencing particular prescriptions or conditions, our revenues and profitability would be adversely affected.

Actions taken by third parties that block, impose restrictions on or charge for the delivery of these communications could also harm our business. For example, from time to time, internet service providers or other third parties may block bulk communications or otherwise experience difficulties that result in our inability to successfully deliver communications to consumers. In addition, our use of mail, email and other messaging channels to send communications about our platform or other matters, including health related topics referencing particular prescriptions or conditions, may result in legal claims against us, which if successful might limit or prohibit our ability to send such communications.

We rely on a single third-party service provider for the delivery of substantially all of our mailing communications and rely on third-party service providers for delivery of emails, text messages and other forms of electronic communication. If we were unable to use any one of our current service providers, alternate providers are available; however, we believe our revenue could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory services. Any disruption or restriction on the distribution of our communications, termination or disruption of our relationships with our third-party service providers, particularly our single third-party service provider for the delivery of mail communications, or any increase in the associated costs, may be beyond our control and would adversely affect our business.

We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act.

We send short message service (“SMS”) text messages to individuals who are eligible to use our service. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We have been, and in the future may be subject to such litigation, which could be costly and time-consuming to defend. The Telephone Consumer Protection Act (TCPA) of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate or violate applicable law. This has resulted and may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition and results of operations could be adversely affected. Even an unsuccessful challenge of our SMS texting practices by our consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us.

Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.

We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising, which we rely upon to attract new consumers.

Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other law or regulations. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us or any of our third-party partners, data centers, or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others. These proceedings may result in financial liabilities or may require us to change our operations, including ceasing the use or sharing of certain data sets. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of consumers, suppliers, and contracts with PBMs and others and result in the imposition of monetary penalties. We are also contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-

compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. federal and state governments have enacted, and may in the future enact legislation or regulations impacting the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, limits on behavioral or targeted advertising and/or means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the decreased effectiveness or use of third-party cookies and other methods of online tracking, targeting or re-targeting. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations.

In addition, various federal and state legislative and regulatory bodies (“self-regulatory organizations”) may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. In June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, a new California ballot initiative, the California Privacy Rights Act, was voted into law by California residents in November 2020 and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It will also create a new California data protection agency specifically tasked to enforce the law, which is likely to result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Further, many similar laws have been proposed at the federal level and in other states. For instance, the state of Nevada recently enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC, state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In March 2020, we received a letter from the FTC indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent a request for documents and information relating primarily to our products and services as well as our privacy and security practices. We are cooperating with the FTC’s requests for documents and information. Responding to these requests has and may continue to consume substantial amounts of our time and resources and may divert management’s attention from the business. No assurance can be given regarding the timing or outcome of the investigation. As a result of investigations of this nature, we may face litigation or agree to settlements that can include monetary remedies and/or compliance requirements that may impose significant and material cost and resource burdens on us, require certain aspects of our operations to be overseen by an independent monitor, and/or limit or eliminate our ability to use certain targeting marketing strategies or work with certain third-party vendors. Any of these events could adversely affect our ability to operate our business and our financial results.

In addition, HIPAA, which we believe does not currently apply to most of our business as currently operated, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. For example, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services (“HHS”), affected individuals and if the breach is large enough, the media.

Certain states have adopted or are considering adopting comparable privacy and security laws and regulations, some of which may be more stringent or expansive than HIPAA. In addition, legislative proposals on the federal level include comparable privacy and security laws and regulations, which may be more stringent or expansive than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our consumers and strategic partners.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change” (generally defined as a change (by value) in its equity ownership by more than 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”), carryforwards and other pre-change tax attributes to offset its post-change income may be limited. At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. Further, U.S. tax laws limit the time during which NOL carryforwards generated before January 1, 2018 may be applied against future taxes. While NOL carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. For these reasons, our ability to utilize NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws and regulations pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which would adversely impact our business operations.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations may be materially adversely affected.

General economic factors, natural disasters or other unexpected events may adversely affect our business, financial performance and results of operations.

Although we only operate in the United States, our business, financial performance and results of operations depend in part on worldwide macroeconomic economic conditions and their impact on consumer spending. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect costs of manufacturing prescription medications, consumer spending or buying habits could materially and adversely affect demand for our offerings. Volatility in the financial markets has also had and may continue to have a negative impact on consumer spending patterns. In addition, negative national or global economic conditions may materially and adversely affect the PBMs we contract with and their associated pharmacy networks, financial performance, liquidity and access to capital. This may affect their ability to renew contracts with us on the same or better terms, which could impact the competitiveness of the discounted prices we are able to offer our consumers, which could harm our business, financial condition and results of operations.

Economic factors such as increased insurance and healthcare costs, commodity prices, shipping costs, inflation, higher costs of labor, and changes in or interpretations of other laws, regulations and taxes may also increase our costs and our make our offerings less competitive, increase general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Additionally, public health crises, natural disasters, such as earthquakes and wildfires, and other adverse weather and climate conditions, political crises, such as terrorist attacks, war and other political instability or other unexpected events, could disrupt our operations, internet or mobile networks or the operations of PBMs and their pharmacy networks. For example, our corporate headquarters and other facilities are located in California, which in the past has experienced both severe earthquakes and wildfires. If any of these events occurs, our business could be adversely affected.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.

We have completed a number of strategic acquisitions in the past, including HeyDoctor in 2019 and Scriptcycle in 2020, and may in the future consider opportunities to acquire or make investments in new or complementary businesses, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our pharmacy or PBM networks and healthcare platform in general, complement our current offerings or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

•	failure to identify acquisition, investment or other strategic alliance opportunities that we deem suitable or available on favorable terms;
•	problems integrating the acquired business, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with acquisitions, investments or strategic alliances;
•	adverse impacts on our overall margins;
•	diversion of management’s attention from our existing business;
•	adverse effects on existing business relationships with consumers, pharmacies and PBMs;
•	risks associated with entering new markets in which we may have limited or no experience;
•	potential loss of key employees of acquired businesses; and
•	increased legal and accounting compliance costs.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In the future, if our acquisitions do not yield expected returns, we may be required to take impairment charges to our results of operations based on our impairment assessment process, which could harm our results of operations.

If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, technologies and products effectively, our business, financial condition and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations.

Restrictions in our debt arrangements could adversely affect our operating flexibility, and failure to comply with any of these restrictions could result in acceleration of our debt.

In October 2018, GoodRx, Inc., our wholly owned subsidiary, as borrower, and GoodRx Intermediate Holdings, LLC, entered into a first lien credit agreement with various lenders (the “First Lien Credit Agreement”). The First Lien Credit Agreement provided for a $40.0 million secured asset-based revolving credit facility (the “Revolving Credit Facility”), and a $545.0 million senior secured term loan facility (the “First Lien Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). In November 2019, the First Lien Term Loan Facility was amended to increase the amount of the facility to $700.0 million. In addition, in May 2020, the Revolving Credit Facility was amended to increase the amount of the facility to $100.0 million. As of September 30, 2020, we had $695.9 million of debt outstanding under our Credit Facilities, net of unamortized debt discount of $15.0 million, and the capacity to incur $62.9 million in additional indebtedness, subject to certain covenant requirements. In October 2020, the Company repaid the outstanding balance under its revolving line of credit of $28.0 million. These debt arrangements and additional debt arrangements that we expect to enter into in the future will limit our ability to, among other things:

•	incur or guarantee additional debt;
•	pay dividends and make other restricted payments;
•	make certain investments and acquisitions;
•	incur certain liens or permit them to exist;
•	consolidate, merge or otherwise transfer, sell or dispose of all or substantially all of our assets;
•	enter into certain types of restrictive agreements; and
•	enter into certain types of transactions with affiliates.

We are also required to comply with certain financial ratios set forth in our First Lien Credit Agreement. Certain provisions in our current and future debt arrangements, including the First Lien Credit Agreement, may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our current and future debt arrangements could adversely affect our business, financial condition and results of operations. In addition, a failure to comply with the provisions of our current and future debt arrangements, including our First Lien Credit Agreement, could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders under our First Lien Credit Agreement and any other future secured debt agreement could proceed against the collateral granted to them to secure that indebtedness.

We have pledged substantially all of our subsidiaries’ assets, including, among other things, equity interests of GoodRx, Inc. and its subsidiaries, as collateral under the First Lien Credit Agreement. If the payment of outstanding amounts under our First Lien Credit Agreement is accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment.

Our business depends on network and mobile infrastructure and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays and loss of consumers.

A key element of our strategy is to generate a significant number of visitors to, and their use of, our apps and websites. Our reputation and ability to acquire, retain and serve our consumers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our base of consumers and the amount of information shared on our apps and websites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on computing, including cloud computing and the related infrastructure, to handle the traffic on our apps and websites. The operation of these systems is complex and could result in operational failures. In the event that the traffic of our consumers exceeds the capacity of our current network infrastructure or in the event that our base of consumers or the amount of traffic on our apps and websites grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our apps and websites and prevent our consumers from accessing our apps and websites. If sustained or repeated, these performance issues could reduce the attractiveness of our offerings. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any internet or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our apps or websites could reduce consumer satisfaction and result in a reduction in the number of consumers using our offerings.

We depend on the development and maintenance of the internet and mobile infrastructure. This includes maintenance of reliable internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary offerings, for providing reliable internet and mobile access. Our business, financial condition and results of operations could be materially and adversely affected if for any reason the reliability of our internet and mobile infrastructure is compromised.

We currently rely upon third-party data storage providers, including cloud storage solution providers, such as Amazon Web Services and some specific uses of Google Cloud Platform. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our apps and websites are processed through, servers hosted by these providers, particularly Amazon Web Services. We also rely on email service providers, bandwidth providers, internet service providers and mobile networks to deliver email and “push” communications to consumers and to allow consumers to access our websites. If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, including with respect to Amazon Web Services, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.

Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our apps and websites. As a result, we could lose consumer data and miss opportunities to acquire and retain consumers, which could result in decreased revenue. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our apps and websites.

The satisfactory performance, reliability and availability of our apps, websites, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain consumers, as well as to maintain adequate consumer service levels. Our revenue depends in part on the number of consumers that visit and use our apps and websites in fulfilling their healthcare needs. Unavailability of our apps or websites could materially and adversely affect consumer perception of our brand. Any slowdown or failure of our apps, websites or the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our consumers.

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our apps and websites. Cloud computing, in particular, is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition and results of operations may be materially and adversely affected.

We rely on third-party platforms such as the Apple App Store and Google Play App Store, to distribute our platform and offerings.

Our apps are accessed and operate through third-party platforms or marketplaces, including the Apple App Store and Google Play App Store, which also serve as significant online distribution platforms for our apps. As a result, the expansion and prospects of our business and our apps depend on our continued relationships with these providers and any other emerging platform providers that are widely adopted by consumers. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Our business would be harmed if the providers discontinue or limit our access to their platforms or marketplaces; the platforms or marketplaces decline in popularity; the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies, including fees; the providers adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our apps in order to ensure that consumers can continue to access and use our GoodRx codes and pricing information.

If alternative providers increase in popularity, we could be adversely impacted if we fail to create compatible versions of our apps in a timely manner, or if we fail to establish a relationship with such alternative providers. Likewise, if our current providers alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If our providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted.

In the past, some of these platforms or marketplaces have been unavailable for short periods of time. If this or a similar event were to occur on a short- or long-term basis, or if these platforms or marketplaces otherwise experience issues that impact the ability of consumers to download or access our apps and other information, it could have a material adverse effect on our brand and reputation, as well as our business, financial condition and operating results.

We rely on software-as-a-service (“SaaS”) technologies from third parties.

We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services and data storage services. For example, we rely on Amazon Web Services for a substantial portion of our computing and storage capacity, and rely on Google for storage capacity and advertising services. Amazon Web Services provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Amazon Web Services may terminate its agreement with us by providing 30 days prior written notice. Similarly, Google provides us with storage capacity and advertising services, and may update the terms of its services unilaterally by providing advance notice and posting changed terms on its website. Google may also terminate its agreements with us immediately upon notice. Our other vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition, and results of operations.

We depend on our relationships with third parties and would be adversely impacted by system failures or other disruptions in the operations of these parties.

We use and rely on services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control. Failures by our telecommunications providers may interrupt our ability to provide phone support to our consumers and distributed denial of service attacks directed at our telecommunication service providers could prevent consumers from accessing our websites. In addition, we have in the past and may in the future experience down periods where our third-party credit card processors are unable to process the payments of our consumers, disrupting our ability to process or receive revenue from our subscription offerings. Disruptions to our consumer support, website and credit card processing services could lead to consumer dissatisfaction, which would adversely affect our business, financial condition and results of operations.

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.

Consumers may become increasingly resistant to the collection, use and sharing of information online, including information used to deliver and optimize advertising, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding online advertising or the use of cookies or other tracking technologies in general and our practices specifically could adversely impact our business.

Consumers can currently opt out of the placement or use of most cookies for online advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs participating entities not to use certain data about consumers’ online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: identify cookies and other tracking technologies used on websites; prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or block the delivery of online advertisements on apps and websites.

Various software tools and applications have been developed that can block advertisements from a consumer’s screen or allow consumers to shift the location in which advertising appears on webpages or opt out of display, search and internet-based advertising entirely. In particular, Apple’s mobile operating system permits these technologies to work in its mobile Safari browser. In addition, changes in device and software features could make it easier for internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted and users must activate a browser setting to enable cookies to be set, and Apple has announced that its new mobile operating system will require consumers to opt in to the use of Apple’s resettable device identifier for advertising purposes. Various industry participants have worked to develop and finalize standards relating to a mechanism in which consumers choose whether to allow the tracking of their online search and browsing activities, and such standards may be implemented and adopted by industry participants at any time.

We currently use cookies, pixel tags and similar technologies from third-party advertising technology providers to provide and optimize our advertising. If consumer sentiment regarding privacy issues or the development and deployment of new browser solutions or other Do Not Track mechanisms result in a material increase in the number of consumers who choose to opt out or block cookies and other tracking technologies or who are otherwise using browsers where they need to, and fail to, allow the browser to accept cookies, or otherwise result in cookies or other tracking technologies not functioning properly, our ability to advertise effectively and conduct our business, and our results of operations and financial condition would be adversely affected.

Risks Related to Intellectual Property

We may be unable to establish, maintain, protect and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology.

Our business depends on proprietary technology and content, including software, processes, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, patent, copyright, domain name and trade secret-protection laws, in addition to confidentiality agreements and other practices to protect our brands, proprietary information, technologies and processes.

Our most material trademark asset is the registered trademark “GoodRx.” Our trademarks are valuable assets that support our brand and consumers’ perception of our offerings. We also hold the rights to the “goodrx.com” internet domain name, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses and our operating results could be adversely impacted. As of September 30, 2020, we owned three issued patents and four pending patent applications in the United States. Our issued patents are currently scheduled to expire beginning in 2034, excluding any patent term adjustments. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay the introduction and implementation of new technologies, result in our substituting inferior or more costly technologies into our software or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property and proprietary rights, our business, financial condition and results of operations could be adversely affected.

We may be sued by third parties for infringement, misappropriation, dilution or other violation of their intellectual property or proprietary rights.

Internet, advertising and e-commerce companies frequently are subject to litigation based on allegations of infringement, misappropriation, dilution or other violations of intellectual property rights. Some internet, advertising and e-commerce companies, including some of our competitors, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us.

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights.

For instance, the use of our technology to provide our offerings could be challenged by claims that such use infringes, dilutes, misappropriates or otherwise violates the intellectual property rights of a third party. In addition, we may in the future be exposed to claims that content published or made available through our apps or websites violates third-party intellectual property rights.

As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods, and we cannot assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. We expect that we may receive in the future notices that claim we or our partners, or clients using our solutions and services, have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.

Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. There also can be no assurance that we would be able to develop or license suitable alternative technology, content or other intellectual property to permit us to continue offering the affected technology, content or services to our partners. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these events could materially harm our business, financial condition and results of operations.

Failure to maintain, protect or enforce our intellectual property rights could harm our business and results of operations.

We pursue the registration of our patentable technology, domain names, trademarks and service marks in the United States. We also strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future. In addition, due to a recent U.S. Supreme Court case, it has become increasingly difficult to obtain and assert patents relating to software or business methods, as many such patents have been invalidated for being too abstract to constitute patent-eligible subject matter. We do not know whether this will affect our ability to obtain new patents on our innovations, or successfully assert our patents in litigation or pre-litigation campaigns.

Monitoring unauthorized use of the content on our apps and websites, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. Third parties from time to time copy content or other intellectual property or technology from our solutions without authorization and seek to use it for their own benefit. We generally seek to address such unauthorized copying or use, but we have not always been successful in stopping all unauthorized use of our content or other intellectual property or technology, and may not be successful in doing so in the future. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our solutions and services. Our competitors may also independently develop similar technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every jurisdiction in which our solutions or technology are hosted or available. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property rights could result in competitors offering solutions that incorporate our most technologically advanced features, which could reduce demand for our solutions.

We may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of intellectual property rights claimed by others. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the use or technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Litigation is inherently uncertain and any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. If we fail to maintain, protect and enforce our intellectual property, our business and results of operations may be harmed.

We may be unable to continue the use of our trademarks, trade names or domain names, or prevent third parties from acquiring and using trademarks, trade names and domain names that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential consumers and partners. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, which, if obtained, may impede our ability to build brand identity and possibly lead to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, solutions or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

We have registered domain names for our websites that we use in our business. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our solutions under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

ICANN (the Internet Corporation for Assigned Names and Numbers), the international authority over top-level domain names, has been increasing the number of generic top-level domains (“TLDs”). This may allow companies or individuals to create new web addresses that appear to the right of the “dot” in a web address, beyond such long-standing TLDs as “.com,” “.org” and “.gov.” ICANN may also add additional TLDs in the future. As a result, we may be unable to maintain exclusive rights to all potentially relevant or desirable domain names in the United States, which may harm our business. Furthermore, attempts may be made by third parties to register our trademarks as new TLDs or as domain names within new TLDs, and we may be required to enforce our rights against such registration attempts, which could result in significant expense and the diversion of management’s attention.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our technology platform, and to maintain our competitive position. With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, it could harm our competitive position, business, financial condition, results of operations and prospects.

Issued patents covering our offerings could be found invalid or unenforceable if challenged.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) have been, are being or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review (“IPR”), post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future offering candidates.

We utilize open source software, which may pose particular risks to our proprietary software and solutions.

We use open source software in our solutions and will use open source software in the future. Companies that incorporate open source software into their solutions have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. Some licenses governing the use of open source software contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses to third parties at no cost, if we combine our proprietary software with open source software in certain manners. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solutions, that our developers have not incorporated open source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our software. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and results of operations.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Risks Related to the Healthcare Industry

We may be subject to state and federal fraud and abuse and other healthcare regulatory laws and regulations. If we or our commercial partners act in a manner that violates such laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties as well as exclusion from government healthcare programs.

Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the states in which we conduct our business. These laws impact, among other things, our sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with pharmacies, PBMs, pharmaceutical manufacturers, marketing partners, healthcare professionals and consumers, and include, but are not limited to, the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal false claims laws, including the civil False Claims Act (which can be enforced through ‘‘qui tam,’’ or whistleblower actions, by private citizens on behalf of the federal government), which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Civil Monetary Penalties Law, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by a state or federal healthcare program;

•	federal consumer protection and unfair competition laws, which broadly regulate platform activities and activities that potentially harm consumers; and

•

state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers and self-pay patients.

To enforce compliance with healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and referral sources, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, entities may also have to agree to additional compliance and reporting requirements as part of a consent decree, non-prosecution or corporate integrity agreement. Any such investigation or settlements could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including, without limitation, our revenue sharing arrangements with our partners, arrangements with entities that provide us with rebate administrative services, and other sales and marketing practices, do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the pharmacies, PBMs, pharmaceutical manufacturers, marketing partners or other entities with whom we do business is found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs.

We provide pricing information and discounted prices for all FDA-approved medications, including products that are regulated under federal and state law as controlled substances. Controlled substances are subject to more onerous regulatory requirements than other pharmaceutical products and have received increasing legal scrutiny in recent years, which will likely continue into the future. Regulatory or legal developments that have the effect of lowering the sales of controlled substances may have a negative impact on our business.

Our telehealth offerings are subject to laws, rules and policies governing the practice of medicine and medical board oversight.

Our ability to conduct and optimize our telehealth offerings in each state is dependent upon the state’s treatment of telehealth, such as the permissibility of asynchronous store-and-forward telehealth, under such state’s laws, rules and policies governing the practice of medicine, which are subject to changing political, regulatory and other influences. Some state medical boards have established rules or interpreted existing rules in a manner that limits or restricts our ability to conduct or optimize our business.

Our telehealth offerings offer patients the ability to see a board-certified medical professional for advice, diagnosis and treatment of routine health conditions on a remote basis. Due to the nature of this service and the provision of medical care and treatment by board-certified medical professionals, we and certain of our affiliated physicians and healthcare professionals are and may in the future be subject to complaints, inquiries and compliance orders by national and state medical boards. Such complaints, inquiries or compliance orders may result in disciplinary actions taken by these medical boards against the licensed physicians who provide services through our telehealth offerings, which could include suspension, restriction or revocation of the physician’s medical license, probation, required continuing medical education courses, monetary fines, administrative actions and other conditions. Regardless of outcome, these complaints, inquiries or compliance orders could have an adverse impact on our telehealth offerings and our platform generally due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations or such laws and regulations may change. In the event that we must remedy such violations, we may be required to modify our offerings in such states in a manner that undermines our offerings or business, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

In our telehealth offerings, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide healthcare services, and our business would be adversely affected if those relationships were disrupted.

Our contractual relationships with our affiliated healthcare professionals providing telehealth services, our platform that enables HeyDoctor consumers to opt in to use our prescription offering, and the recent launch of HeyDoctor’s platform where consumers can access a third-party mail order pharmacy to fill their prescriptions may implicate certain state laws in the United States that generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our arrangements to ensure that the healthcare professionals maintain exclusive authority regarding the delivery of medical care and prescription of medications when clinically appropriate, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state medical boards of medicine, state attorneys general and other parties, including our affiliated healthcare professionals, may assert that, despite the management service agreement and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, and/or that our arrangements with our affiliated professional entities constitute unlawful fee-splitting. If a state’s prohibition on the corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with our affiliated professional entities to bring its activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding the corporate practice of medicine, which could discourage physicians and other healthcare professionals from participating in our network of providers.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The ACA, among other things, required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand medications to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient medications to be covered under Medicare Part D, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology.

Since its enactment, there have been judicial, U.S. congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule.

In addition, there may be other efforts to challenge, repeal or replace the ACA will impact the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, recently there has been heightened governmental scrutiny over the manner in which pharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce medication prices, increase competition, lower out-of-pocket medication costs for patients, and increase patient access to lower-cost generic and biosimilar medications. In July 2020, President Trump signed four executive orders that attempt to implement several of the administration’s proposals, including one that directs HHS to finalize the rulemaking process on modifying certain Anti-Kickback Statute safe harbors if HHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs. The other executive orders include a policy that would tie Medicare Part B drug prices to international drug prices; an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS allowing states to submit importation program proposals to the FDA for review and authorization and makes other changes allowing for the facilitation of grants to individuals of waivers of the prohibition of importation of prescription drugs, provided such importation poses no additional risk to public safety, and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control medication costs. It is unclear whether any future presidential administration will pursue similar measures or maintain the Trump administration’s executive orders.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control medication pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, disclosure, transparency and reporting requirements to regulatory agencies regarding marketing costs and discounts provided to patients, such as those provided through our prescription offering and subscription offerings, for prescription medications dispensed by pharmacies, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services or require us to restructure our existing arrangements with PBMs and pharmaceutical manufacturers, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

The parties to our stockholders agreement, who hold a significant portion of our Class B common stock, control the direction of our business and such parties’ ownership of our common stock prevents you and other stockholders from influencing significant decisions.

The holders of our Class B common stock, including the parties to our stockholders agreement, who also hold a significant portion of our Class B common stock, own approximately 98.8% of the combined voting power of our Class A and Class B common stock, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to 10 votes, until the earlier of, (i) the first date on which the aggregate number of outstanding shares of our Class B common stock ceases to represent at least 10% of the aggregate number of our outstanding shares of common stock and (ii) seven years from September 25, 2020, on all matters submitted to a vote of our stockholders. Moreover, the parties to our stockholders agreement, who also hold Class A and Class B common stock, own 91.3% of the combined voting power of our Class A and Class B common stock . Additionally, we will issue additional shares of Class B common stock in the future, including up to 24,633,066 shares of Class B common stock issuable in connection with the grant of restricted stock unit awards covering an aggregate of 12,316,533 shares of Class B common stock to each of our Co-Chief Executive Officers in connection with our IPO (the “Founders Awards”). In addition, we agree to nominate to our board of directors individuals designated by Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC in accordance with our stockholders agreement. Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, the parties to our stockholders agreement may be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock.

Further, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to the parties to our stockholders agreement or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries.

Substantial future sales by the parties to our stockholders agreement or other holders of our common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.

The parties to our stockholders agreement collectively own 82.9% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our Class A common stock. The sale by the parties to our stockholders agreement of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our Class A common stock.

We and all directors, officers and the holders of substantially all of our outstanding common stock and stock options have agreed that, without the prior written consent of at least three of the representatives on behalf of the underwriters of our IPO, we and they will not, and will not publicly disclose an intention to, during the period ending 180 days after September 22, 2020, or the restricted period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock, (ii) file any registration statement with the SEC relating to the offering of any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock; provided, however, that with respect to each of our non-executive employees that have agreed to the lock-up restrictions described above, if (a)(1) we have filed our first quarterly report on Form 10-Q (the “first filing date”), and (2) the last reported closing price of the Class A common stock on the Nasdaq Global Select Market is at least 33% greater than the initial public offering price of $33 per share for 10 out of the 15 consecutive trading days ending on the first filing date, then 20% of the lock-up party’s shares of common stock that are subject to the restricted period will be automatically released from such restrictions immediately prior to the opening of trading on the Nasdaq Global Select Market on the second trading day following the first filing date, which percentage shall be calculated based on the number of shares of common stock subject to the restricted period that are held by such lock-up party as of the first filing date; and/or (b)(1) we have filed our second quarterly report on Form 10-Q or our first annual report on Form 10-K (the “second filing date”), and (2) the last reported closing price is at least 33% greater than the IPO price for 10 out of the 15 consecutive trading days ending on the second filing date, then 30% of the lock-up party’s shares of common stock that are subject to the restricted period will be automatically released from such restrictions immediately prior to the opening of trading on the Nasdaq Global Select Market on the second trading day following the second filing date, which percentage shall be calculated based on the number of shares of common stock subject to the restricted period that are held by such lock-up party as of the second filing date. The automatic releases described above do not apply to Douglas Hirsch, Trevor Bezdek, Karsten Voermann, Andrew Slutsky, Babak Azad or Bansi Nagji. In the aggregate, our non-executive employees held 7,031,696 shares of our Class B common stock as of September 30, 2020.

We anticipate incurring substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of RSUs granted in connection with our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.

In light of the large number of RSUs subject to the Founders Awards that were granted in connection with our IPO in September 2020, we have incurred and anticipate that we will incur substantial additional stock-based compensation and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million, of which $98.1 million was recognized during the three months ended September 30, 2020. Given the Company’s stock price for the post IPO period, all of the stock price goals with respect to the Performance-Vesting Founders Awards, (see note 9 of our condensed consolidated financial statements) were achieved in October 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested, resulting in recognition of approximately $232.1 million of stock-based compensation expense for the fourth quarter of 2020. The unrecognized compensation expense associated with the time vesting portion of the Founders Awards of $203.1 million as of September 30, 2020 is expected to be recognized over the remaining service period of 2.1 years, with $43.0 million expected to be recognized in the fourth quarter of 2020, bringing the total expense related to the Founders Awards in the fourth quarter to approximately $275.1 million. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the settlement date. On the settlement dates for the RSUs, we plan to withhold shares and remit taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. The amount of tax withholding obligations will depend on the price of our Class A common stock, the actual number of RSUs for which the vesting conditions are satisfied over time and the applicable tax withholding rates then in effect. Notwithstanding the vesting in October 2020 of the entire Performance-Vesting Founders Awards, the associated shares will not be issued until three years from the vesting date or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

Assuming an approximate 50% tax withholding rate and stock price of $55.00 per share at vesting and settlement, for the 16.4 million Performance-Vesting Founders Award shares that vested as described in the preceding paragraph, we estimate that our cash obligation on behalf of our Co-Founders to the relevant tax authorities to satisfy tax withholding obligations would be approximately $447.8 million, and we would deliver an aggregate of approximately 8.2 million shares of our Class B common stock to net settle these awards, after withholding an aggregate of approximately 8.2 million shares of our Class B common stock. Cash payments for income tax withholdings are due upon the settlement date of the RSUs which is the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event. The actual amount of the tax obligations and the number of shares to be delivered could be higher or lower, depending on the price of our Class A common stock upon settlement and the applicable tax withholding rates then in effect.

We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain affiliates of Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC own approximately 91.3% of the combined voting power of our Class A and Class B common stock  and are parties, among others, to a stockholders agreement. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of its board of directors consist of independent directors;
•

the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopt a written charter or board resolution addressing the nominations process; and

•	the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to rely on all of these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors, as applicable. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Stock Market rules.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

We may remain an “emerging growth company” until as late as December 31, 2025, the fiscal year-end following the fifth anniversary of the completion of the initial public offering of our common stock, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or become more volatile.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•

amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our amended and restated bylaws generally require the approval of at least 66 2/3% of the voting power of our outstanding capital stock;

•

our dual class common stock structure, which provides certain affiliates of Silver Lake, Francisco Partners, Spectrum, Idea Men, LLC and our Co-Founders, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;

•	our staggered board;
•

at any time when the holders of our Class B common stock no longer beneficially own, in the aggregate, at least the majority of the voting power of our outstanding capital stock, our stockholders will only able to take action at a meeting of stockholders and will not able to take action by written consent for any matter;

•	our amended and restated certificate of incorporation does not provide for cumulative voting;
•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders, subject to the rights granted pursuant to the stockholders agreement;
•

a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer or our Co-Chief Executive Officers, as applicable, or a majority of our board of directors;

•	restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;
•

our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•

advance notice procedures apply for stockholders (other than the parties to our stockholders agreement) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

In addition, we have opted out of Section 203 of the Delaware General Corporation Law, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested stockholder” (any entity or person who, together with that entity’s or person’s affiliates and associates, owns or within the previous three years owned, 15% or more of our outstanding voting stock) for a period of three years following the date on which the stockholder became an “interested stockholder” is prohibited, provided, however, that, under our amended and restated certificate of incorporation, the parties to our stockholders agreement and any of their respective affiliates are not deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly are not subject to such restrictions.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreement and any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation, provides that the doctrine of “corporate opportunity” does not apply with respect to the parties to our stockholders agreement or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries. SLP Geology Aggregator, L.P., Francisco Partners IV, L.P., Francisco Partners IV-A, L.P., Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., Spectrum VII Co-Investment Fund, L.P. and Idea Men, LLC or their affiliates and any director or stockholder who is not employed by us or our subsidiaries, therefore, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing Credit Agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

We are a holding company and depend on our subsidiaries for cash to fund operations and expenses, including future dividend payments, if any.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, the agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could impair their ability to make distributions to us.

General Risk Factors

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.

We are subject to U.S. federal and state income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures.

Future litigation could have a material adverse effect on our business and results of operations.

Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be adversely affected if a judgment, settlement penalty or fine is not fully covered by insurance.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our Class A common stock.

We intend to continue to make investments to support our business growth and may require additional capital to fund and support our business, to respond to competitive challenges or take advantage of strategic opportunities. Accordingly, we may require additional capital from equity or debt financing in the future and may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing offerings, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we raise additional funds through debt financing, such financing could impose restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, including as a result of the disruption to the capital and debt markets caused by the COVID-19 pandemic or a similar pandemic, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our platform or features of our platform and offerings.

There are a number of changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (the “AIA”), enacted in September 2011, resulted in significant changes in patent legislation. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the U.S. Patent and Trademark Office (“USPTO”) after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions. The AIA also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, IPR and derivation proceedings.

There are also a number of changes to the patent laws being considered that, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Senate Judiciary Committee’s Subcommittee on Intellectual Property in 2019 held hearings on expanding the test for patent definiteness under Section 112(f) of the Patent Act to combat the assertion of overbroad claims. Such changes could result in a diminished value for issued patents which properly captured the scope entitled to them as of the time of examination, but might fail the new test if it is enacted. Alternatively, the USPTO could decide to strengthen its examination under Section 112(f), leading to fewer issuing patents or patents issuing with more limited scope.

There are also legislative discussions regarding the changing of rules relating to post-grant review of patents through IPR or covered business method (“CBM”) review. For example, current case law holds that the Patent Trial and Appeal Board (“PTAB”) has the sole authority to determine whether to institute an IPR or CBM, and such decision is unreviewable on appeal. Efforts to amend the law to allow appellate review of PTAB institution decisions could result in an increase of institution as a result of such appellate review, and a corresponding increase in invalidation through these processes. Because of a lower evidentiary standard in PTAB proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a PTAB proceeding sufficient for the PTAB to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the PTAB procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action, and legislative attempts to make it easier to appeal successful patent-holder results could diminish the value of patents.

In addition, the patent position of companies engaged in the development and commercialization of software and internet e-commerce is particularly uncertain. Various courts, including the Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain software and business method patents. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature is not itself patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our software or business methods would be considered abstract ideas. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to software, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We may not be able to enforce our intellectual property rights throughout the world.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our solutions, services, and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. We do not own and have not registered or applied for intellectual property outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own solutions and services and, further, may export otherwise violating solutions and services to territories where we have protection but enforcement is not as strong as that in the United States. These solutions and services may compete with our solutions and services, and our intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. For instance, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we do not know the degree of future protection that we will have on our technologies, products and services.

In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection, especially those relating to healthcare. This could make it difficult for us to stop the misappropriation or other violation of our other intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our solutions, services and other technologies and the enforcement of intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new solutions or services in the future.

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new solutions or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our solutions and services. Such royalties are a component of the cost of our solutions or services and may affect the margins on our solutions and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, results of operations and prospects could be affected. If licenses to third-party intellectual property rights are or become required for us to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations and prospects.

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial conditions and results of operations;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•	changes in stock market valuations and operating performance of other healthcare and technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•

sales of large blocks of our Class A common stock, including sales by certain affiliates of Silver Lake, Francisco Partners, Spectrum, Idea Men, LLC, our Co-Founders or our executive officers and directors;

•	lawsuits threatened or filed against us;
•	anticipated or actual changes in laws, regulations or government policies applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic conditions in the United States;
•	other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•	the other factors described in this Part II, Item 1A, “Risk Factors.”

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

An active market may not be sustainable, and investors may be unable to resell their shares at or above the price for which they were purchased.

It is possible that an active or liquid market in our Class A common stock may not be sustainable. In the absence of an active trading market for our Class A common stock, you may not be able to resell those shares at or above the price you paid for them or at all. We cannot predict the prices at which our Class A common stock will trade.

If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish negative views on us or our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The following sets forth information regarding unregistered securities sold from July 1, 2020 through September 30, 2020:

•	On September 25, 2020, we sold 3,030,303 shares of our Class A common stock to SLP Geology Aggregator, L.P. at a purchase price of $33 per share for aggregate gross and net proceeds of $100.0 million.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

On September 25, 2020, we completed our IPO, in which we issued and sold 28,615,034 shares of our common stock, including 5,192,307 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $33.00 per share. We raised net proceeds to us of $886.9 million, after deducting the underwriting discount of $52.5 million and offering expenses of $4.9 million. Additionally, certain existing stockholders sold an aggregate of 11,192,657 shares at the same price, resulting in net proceeds to the selling stockholders of $348.8 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020. Morgan Stanley & Co, LLC, Goldman & Co, LLC, J.P. Morgan Securities LLC and Barclays Capital Inc. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39549	3.1	9/28/20
3.2	Amended and Restated Bylaws.	8-K	001-39549	3.2	9/28/20
4.1	Form of Certificate of Class A Common Stock.	S-1/A	333-248465	4.1	9/22/20
4.2	Form of Certificate of Class B Common Stock.	S-8	333-249069	4.4	9/25/20
10.1	Form of Indemnification Agreement between GoodRx Holdings, Inc. and its directors and officers.	S-1/A	333-248465	10.4	9/14/20
10.2	Fifth Amended and Restated 2015 Equity Incentive Plan and related form agreements.					*
10.3	GoodRx Holdings, Inc. 2020 Incentive Award Plan.	S-8	333-249069	99.2	9/25/20
10.4	Form of Option Agreement pursuant to 2020 Incentive Award Plan.	S-1/A	333-248465	10.3.1	9/14/20
10.5	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan.	S-1/A	333-248465	10.3.2	9/14/20
10.6	Form of Time-Vesting Restricted Stock Unit Award Agreement (Co-Founders) pursuant to 2020 Incentive Award Plan.	S-8	333-249069	99.2.3	9/25/20
10.7	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Co-Founders) pursuant to 2020 Incentive Award Plan.	S-8	333-249069	99.2.4	9/25/20
10.8	GoodRx Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-248465	10.4	9/14/20
10.9	GoodRx Holdings, Inc. Director Compensation Program.	S-1/A	333-248465	10.5	9/14/20
10.10	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Douglas Hirsch, dated September 19, 2020.	S-1/A	333-248465	10.6	9/22/20
10.11	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Trevor Bezdek, dated September 19, 2020.	S-1/A	333-248465	10.7	9/22/20
10.12	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Andrew Slutsky, dated September 20, 2020.	S-1/A	333-248465	10.8	9/22/20
10.13	Board Service Letter Agreement for Julie Bradley, dated August 20, 2020.	S-1/A	333-248465	10.12	8/28/20
10.14	Stock Purchase Agreement, by and between GoodRx Holdings, Inc. and SLP Geology Aggregator, L.P., dated September 13, 2020.	S-1/A	333-248465	10.20	9/14/20
10.15	Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated September 22, 2020.	8-K	001-39549	10.1	9/28/20
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: November 12, 2020	By:	/s/ Douglas Hirsch
Douglas Hirsch
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Trevor Bezdek
Trevor Bezdek
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial and Accounting Officer)