Form 10-K
period 2020-12-31
GoodRx Holdings, Inc.
filed 2021-03-12
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39549

GoodRx Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-5104396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Olympic Boulevard Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 268-2822

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	GDRX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 5, 2021 the registrant had 63,544,290 shares of Class A common stock, $0.0001 par value per share, and 328,588,785 shares of Class B common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III.

i

Glossary of Selected Terminology

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

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

•

“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharmaceutical manufacturer solutions offering, or consumers who used our telehealth offerings. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. Monthly Active Consumers from acquired companies are only included beginning in the first full quarter following the acquisition.

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

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•	Risks related to our limited operating history and early stage of growth could materially adversely impact our business, financial condition, and results of operations;
•	We may experience lower margins as GoodRx Care (formerly known as HeyDoctor) continues to grow as a portion of our overall business;
•	We may be unsuccessful in achieving broad market education and changing consumer purchasing habits;
•	We may be unable to continue to attract, acquire and retain consumers, or may fail to do so in a cost-effective manner;
•	We rely significantly on our prescription offering and may not be successful in expanding our offerings within our markets, or to other segments of the healthcare industry;
•	Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants;
•	We generally do not control the categories and types of prescriptions for which we can offer savings;
•	We rely on a limited number of industry participants;
•	We may fail to effectively differentiate our offerings and services from those of our competitors, which could impair our ability to attract and acquire new consumers and retain existing consumers;
•	A pandemic, epidemic or outbreak of an infectious disease in the United States, including COVID-19, could adversely impact our business;

•	If we have overestimated the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited;
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

•

Our business relies on email, mail and other messaging channels and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business

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
•

Risks related to our organizational structure, including agreements and relationships with significant stockholders, could materially adversely impact our business, financial condition and results of operations; and

•

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.

PART I

Item 1. Business.

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States.

GoodRx was founded to solve the challenges that consumers face in understanding, accessing, and affording healthcare. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. We wanted to help ensure that no parent had to choose between their child’s next meal and their life-saving medication. Today, we believe our expanded platform improves the health and financial well-being of American families by providing easy access to price transparency and affordability solutions for generic and brand medications, affordable and convenient medical provider consultations via telehealth and additional healthcare services and information. In addition to reducing the costs of healthcare for consumers, we believe that our offerings can help drive greater medication adherence, faster treatment and better patient outcomes.

We see exciting growth potential as we continue to attract new consumers through our existing offerings, launch new offerings to address more of the needs of healthcare consumers, and improve healthcare affordability and access for all Americans. As we extend our platform, we believe that we can create multiple monetization opportunities at different stages of the consumer healthcare journey, enabling us to drive higher expected consumer lifetime value without significant additional consumer acquisition costs.

Our business model has facilitated the rapid growth and expansion of our platform. We have been focused on capital efficiency and delivering on a cash generative monetization model since inception, and we have been able to reinvest our cash flows in our business. As a result, our consumers can now access an increasingly broad platform with a variety of integrated offerings that provide healthcare affordability, access and convenience. Whether a consumer is insured or uninsured, young or old, or suffers from an acute or a chronic ailment, we strive to be at the consumer’s side throughout their healthcare journey.

Our platform has been effective because we positively impact stakeholders in the healthcare ecosystem. Benefits to participants in the healthcare ecosystem include: achieving better outcomes by increasing medication adherence; providing fast access to preventative care to reduce the strain on hospitals and emergency departments; increasing accessibility to affordable prescriptions that otherwise may not have been filled; and enhancing consumer satisfaction and engagement. We believe that consumers, healthcare providers, pharmacy benefit managers (“PBMs”), pharmacies, pharmaceutical manufacturers and telehealth providers all win with GoodRx. Our partnerships across the healthcare ecosystem, scale and strong consumer brand create a deep competitive moat that is reinforced by our proprietary technology platform, which processes and integrates pricing data points into an interface that is convenient and easy to use for consumers.

Industry Challenges

Despite the U.S. healthcare market being one of the largest sectors of the U.S. economy, it remains opaque and highly fragmented for consumers. Even simple healthcare transactions, such as finding a doctor or filling a prescription at an affordable price, are difficult. This can lead to confusion, inefficiency and unneeded additional costs for consumers and the healthcare system. The pharmacy is the de-facto “front door” to American healthcare, with frequent consumer interaction and engagement. However, finding affordable prices for prescriptions is complicated by a lack of price transparency, a confusing reimbursement and insurance landscape and a fragmented marketplace in which the list prices for the same medication can vary more than 100 times across pharmacies. Similarly, people who need to see healthcare professionals can face the same lack of price transparency, as well as exceedingly long wait times to access the care that they need.

We believe that these challenges are driven in part by a lack of consumer-focused solutions that enable consumers to easily search, discover and access the product or service that they need at an affordable price. Technology similar to that which has been deployed to help consumers buy airline tickets, rent homes or hail cars can also be utilized in the highly complex healthcare market to make healthcare affordable, accessible and efficient. Consumer-focused technology solutions are even more essential in healthcare than in other industries given that the stakes involve peoples’ health and lives.

The challenges that healthcare consumers face have been increasing for decades, while the solutions to combat these issues have remained largely absent:

•

Lack of Consumer-Focused Solutions: Health is the most essential aspect of peoples’ lives. However, healthcare has remained largely unaffected by many of the market and technology-driven forces that have improved many other facets of life. Technology-driven platforms have empowered consumers with ease of access and price transparency across many other industry verticals. As a result, consumers now demand what they want, when they want it, and how they want it—all at a value that makes sense to them. Traditional healthcare companies have been slow to adapt to these demands, disconnecting those businesses from the needs of healthcare consumers. We believe that an increase in access to information, price transparency and ease of use can benefit healthcare consumers, just as it has helped consumers purchase goods and services in other industries.

•

Lack of Affordability: Healthcare is so unaffordable that medical problems have historically contributed to a significant number of all personal bankruptcies in the United States and many Americans risk their health by avoiding or delaying medical care due to the anticipated expenses. Furthermore, insurance companies and employers in the United States have shifted an increasing amount of the financial burden of healthcare onto their members and employees through higher deductibles and increasing co-pays and co-insurance.

•

Lack of Transparency: The healthcare system is highly complex and fragmented. Price variability for prescription medication and other healthcare services can be significant. Unlike almost every other industry, healthcare consumers are faced with a lack of transparency and have a limited ability to compare prices for prescription medication or the cost of care across providers. We believe that many consumers are not aware of tools that are available to help them save money. Our data shows that list prices for the same medication can, in some instances, vary by more than 100 times. Similarly, common healthcare services and surgical procedures can vary greatly in price. This can lead to consumer frustration, unnecessary cost, and in many cases, failure to adhere to a medication, undergo a treatment or get a medical test.

•

Lack of Access to Care: Consumers face challenges gaining access to affordable, timely and quality care. The lack of access to this care limits the ability of many consumers to quickly and effectively address relatively basic needs, such as obtaining medication for high blood pressure or diagnosing an infection. Failure to receive early diagnosis and treatment often leads to more severe illness and can require more costly medical treatment in the future.

•

Lack of Resources for Healthcare Professionals: Physicians and other healthcare professionals know that their patients increasingly expect to have a conversation regarding the cost of their treatment or medications, but they tend to have limited access to current information regarding the out-of-pocket financial burden of prescriptions or treatment and are typically unaware as to whether the patient will be able to afford the prescribed medication or treatment.

Our Market Opportunity

A paradigm shift is occurring in healthcare as consumers are both increasingly informed and cost-conscious. We believe that allowing people to transact using more information than ever before will help Americans consume healthcare more efficiently. This can be accomplished by providing a healthcare platform that allows consumers to search a broad range of choices and offerings, discover what is best for them, transact based on their preferences, and receive the best price while doing so.

We believe this market opportunity is substantial and estimate the total addressable market (“TAM”) for our current solutions to be approximately $800 billion. This includes a $524 billion prescription opportunity, inclusive of prescriptions that are written but not filled, a $30 billion pharmaceutical manufacturer solutions opportunity and a $250 billion telehealth opportunity.

$524Bn
Opportunity on Unfilled Prescriptions ($164Bn)
Current Prescription Medication TAM ($360Bn)
$30Bn
$250Bn
~$800Bn
Prescription
Pharmaceutical Manufacturer Solutions
Telehealth
Total

Prescription Opportunity

The vast majority of the utilization of our platform relates to generic medications. We also enable consumers to save on brand medications. We believe that the prices available through our platform are highly competitive, for both insured and uninsured consumers, and our platform enables consumers to save on prescription medications regardless of whether the consumer is insured or not. We believe we can drive significant growth in our prescription opportunity through our ability to continue to provide attractive prescription pricing to consumers.

Pharmaceutical Manufacturer Solutions Opportunity

Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. Pharmaceutical manufacturers provide affordability solutions, such as co-pay cards, patient assistance programs and other savings options, so that consumers can access their medications. We partner with pharmaceutical manufacturers to advertise and integrate these affordability solutions into our platform. We believe this offering can deliver incremental margin as we deploy these solutions across our existing base of consumers and visitors.

Telehealth Opportunity

The telehealth market is a natural expansion of our platform. There is a growing consumer preference for on-demand services, which is rapidly changing how healthcare services are delivered. The COVID-19 pandemic has further accelerated the utilization of telehealth among consumers. We believe that the addition of telehealth to our platform will increase consumer engagement and improve outcomes. Through GoodRx Care and the GoodRx Telehealth Marketplace, we can provide consumers with a convenient and affordable way to receive a diagnosis and a prescription online, when medically appropriate, and we believe our telehealth offerings will enhance the accessibility of our prescription offering for these consumers. Consumers may opt in to use our prescription offering through GoodRx Care in order to fill their prescriptions. We also partner with some of the telehealth providers in the GoodRx Telehealth Marketplace to enable consumers to opt in to use our prescription offering for their prescription needs after they complete their online visit. These integrated solutions provide our consumers with additional value and convenience in their healthcare journey and add monetization opportunities for us after consumers visit a healthcare professional online.

Our Value Proposition

GoodRx was founded to provide consumers with solutions to the complexity, affordability and transparency challenges American healthcare presents. These challenges can reduce medication adherence and can have severe, broad-ranging impacts on both the health and financial well-being of Americans. Our platform helps to improve the lives of individuals by providing them with easy access to affordable healthcare. In addition to reducing the costs of healthcare for consumers, we believe that our platform can drive greater medication adherence, faster treatment and better patient outcomes, all of which can create a healthier, happier population.

We positively impact many key stakeholders in the healthcare ecosystem. Benefits to participants in the broader healthcare ecosystem include: achieving better outcomes by increasing medical adherence; providing timely access to preventative care to reduce the strain on hospitals and emergency departments; increasing access to affordable prescriptions that otherwise may not have been filled; and enhancing consumer satisfaction. We believe that consumers, healthcare providers, PBMs, pharmacies, pharmaceutical manufacturers and telehealth providers all win with GoodRx. This, in turn, can drive beneficial and self-reinforcing network effects.

Our value proposition by stakeholder is described below:

•

Consumers: Our platform provides consumers with a variety of mobile-first offerings designed to make their access to healthcare simple and more affordable. We help people fill prescriptions that they may otherwise not have filled due to cost, and enable them to access treatments through telehealth that they may otherwise have delayed due to long wait times for in-person visits. These solutions increase medication adherence, reduce strain on hospital emergency departments and physicians, and improve health outcomes.

o

Our prescription offering provides curated, geographically relevant price comparisons and negotiated prices on prescriptions that generate substantial savings to our consumers. Our negotiated prices for prescriptions are often cheaper than insurance co-pays. Access to discounted prices is free for consumers through our platform.

o	Our subscription offerings provide consumers and their families with access to even lower prescription prices on select medications in select pharmacies for a monthly or annual subscription fee.
o

Our pharmaceutical manufacturer solutions offering provides advertising and integrated consumer affordability solutions to pharmaceutical manufacturers with the goal of improving access to and affordability of brand medications for consumers.

o	Our telehealth offerings provide access to online doctor visits, lab test providers and a marketplace of recommended third-party telehealth providers for over 150 medical conditions.
o

Our platform provides educational resources to help inform consumers about their healthcare. We provide consumers with expert medication information, as well as pricing and coverage information made possible through our robust data sources and staff of experienced researchers.

•

Healthcare Professionals: Physicians and other healthcare professionals are motivated to help patients, and, increasingly, are judged by patient outcomes. We help these healthcare professionals improve patient outcomes by encouraging medication adherence and providing a consumer-friendly service. We are able to integrate our pricing information and GoodRx codes directly into Electronic Health Record (“EHR”) systems, enabling healthcare professionals to provide prices from our platform directly to their patients at the point of prescribing, including via EHR-sent text messages and emails. We help physicians engage with patients both directly through GoodRx Care and indirectly by providing healthcare professionals who engage in telehealth the ability to list their services on our GoodRx Telehealth Marketplace.

•

Healthcare Companies: PBMs, pharmacies, pharmaceutical manufacturers and telehealth providers use our platform to reach and provide affordability solutions to consumers. We play a valuable role within the healthcare ecosystem by aggregating, normalizing, and presenting information from all of these constituents on a single platform for the consumer. Through the deep relationships that we have developed with these stakeholders over many years, we are able to continually improve our offerings and achieve better pricing outcomes for consumers.

o

Pharmacy Benefit Managers: PBMs aggregate consumer demand to negotiate prescription medication prices with pharmacies and manufacturers. PBMs aggregate most of their demand through relationships with insurance companies and employers. However, nearly all PBMs also have consumer direct or cash network pricing that they negotiate with pharmacies for consumers who choose to purchase prescriptions outside of insurance. We provide a platform through which PBMs can drive incremental volume to these networks by offering their discounted prices to our consumers. We expand the market for PBMs by increasing their cash network transaction volumes and by adding new consumers to the overall prescriptions market, many of whom, both insured and uninsured, would otherwise not fill their prescriptions because of high deductibles or prices. For many of our PBM partners, we are their only significant direct-to-consumer channel. To date, we have retained all of our PBM partners, which highlights the strength of our relationships alongside the value we deliver.

o

Pharmacies: With GoodRx, pharmacies can reduce ‘walk away’ patients and prescriptions abandoned at the counter due to high cost, and can also increase overall sales through additional foot-traffic. We work with pharmacies on integrated technology and marketing programs to help them attract pharmacy customers. For example, we partner with Kroger, the fourth largest retail pharmacy in the United States, to provide a tailored co-branded subscription product, Kroger Rx Savings Club powered by GoodRx. We work closely with pharmacies to ensure that pharmacists are educated on how to use our apps and websites, and know how to apply GoodRx codes at the point of sale. Consumers can use GoodRx at nearly every retail pharmacy in the United States.

o

Pharmaceutical Manufacturers: Brand medications tend to be more expensive than generics, and insurance coverage is complicated. GoodRx works with pharmaceutical manufacturers to advertise, integrate and enhance consumer awareness and uptake of their various savings solutions for brand medications, increasing the likelihood that a consumer will start or continue to take their prescribed medication.

o

Telehealth Providers: In addition to operating our own telehealth provider, GoodRx Care, we partner with select telehealth providers through our GoodRx Telehealth Marketplace. We display their prices and services on the marketplace section of our apps and websites, driving incremental traffic for them.

Our Offerings

Prescription Offering

We have built a vast network of relationships, contracts and integrations with key stakeholders in the healthcare industry. Our proprietary technology enables us to aggregate prescription pricing data points from sources spanning the healthcare industry. We structure and normalize the presentation of the data to give consumers curated, geographically relevant pricing information that is accessible through our apps or websites for free. By normalize, we refer to a process of taking the various different pricing methodologies and medication lists from each of our sources, and homogenizing the presentation of this data so that prices are directly comparable. Consumers can choose the lowest price from a selection of nearby pharmacies, save a GoodRx code to their mobile device for free and present that code at their pharmacy to access that low price.

Once a consumer has used a GoodRx code from our platform to purchase a prescription, that code is recorded in the pharmacy’s database and the consumer is not required to present their GoodRx code again for subsequent prescription refills, or, in many cases, for additional prescriptions that the consumer purchases at that pharmacy. We earn revenue upon the initial usage of the GoodRx code when the consumer realizes savings compared to the list price at the pharmacy, and we continue to earn revenue when the consumer returns to the pharmacy for refills and new prescriptions. This results in high and increasing repeat activity, which refers to the second and later use of our discounted prices by a single GoodRx consumer, on our platform. We track prices and update our database on a daily basis, which helps ensure that consumers have access to accurate prescription pricing.

Our pricing sources span the healthcare industry and include PBMs, pharmacies, pharmaceutical manufacturers, patient assistance programs, and others, making it difficult to replicate the data we possess and share with consumers. We believe it is important to work with as many of the key stakeholders of the healthcare industry as possible in order to increase the affordability options for our consumers. Our broad set of long-term relationships across the industry, combined with our proprietary platform, allows us to present highly competitive prices to consumers.

PBMs are the most common source of pricing information and are the source of the majority of our revenue from prescriptions. Our proprietary technology enables us to combine prices from multiple PBMs and other industry sources and display it on a single consumer interface. We believe that we maintain the largest database of aggregated pricing information across PBMs in the United States. When a transaction occurs in which one of our consumers fills a prescription and saves compared to the list price using a GoodRx code, the PBM receives a portion of the price that the consumer paid. We receive a percentage of this amount or a fixed payment from the PBM as compensation for directing the consumer to that PBM’s pricing and the pharmacy.

As we help more consumers save money on their medications and drive additional traffic through various PBMs, we increase our scale, which over time leads to lower prices for our consumers. We have steadily increased the number of PBMs with which we work over time. To date, a PBM has never terminated a relationship with us. Even if a contract with a PBM were to be terminated, many of our contracts require the PBM to continue to pay us for activity by consumers originally directed to their pricing by us, even subsequent to the contract termination. The ongoing payment obligation can continue for so long as the underlying PBM-specific pricing is used, or for certain partners, for a specified multi-year period, depending on the terms of our contract with the PBM. Throughout our history, we have been able to help our consumers realize increased savings. PBM mix and relative share on our platform has varied over time as we have added new PBMs and as certain PBMs have delivered more or less favorable pricing relative to other PBMs. Even as the mix has changed, we have continued to grow and deliver a strong value proposition to our consumers. We believe that our sources of pricing are sufficiently broad and robust that the loss of any one PBM or other healthcare partner would generally result in minimal disruption in our ability to provide competitive discounts and pricing. Although the majority of our pricing information comes from PBMs, we also collect pricing data points from other sources in order to help save our consumers as much money as possible.

Subscription Offerings

Our subscription offerings are a natural extension of our successful prescription offering. We leverage our relationships across the healthcare ecosystem and our product expertise to provide subscribers with even greater savings and convenience at select pharmacies. We launched our first subscription offering, Gold, in 2017, and added a second offering, Kroger Savings, in 2018.

•

GoodRx Gold: We offer a subscription savings program whereby subscribers generally pay a monthly fee of $5.99 for individuals or $9.99 for families of up to five, for access to even lower prices in select participating pharmacies. We have also recently added a mail order feature as well as access to discounted telehealth services to the GoodRx Gold plan, which provides Gold subscribers with additional value and convenience, with no additional subscription fees.

•

Kroger Rx Savings Club powered by GoodRx: We partner with Kroger, the fourth largest retail pharmacy in the United States, to offer a tailored subscription product to Kroger consumers for an annual fee of $36 for individuals or $72 for families of up to six. Subscribers access lower prescription prices at Kroger pharmacies, including over 100 common generic medications for free, $3.00, or $6.00 price points, and savings on more than 1,000 other generic medications. We manage key aspects of the program, including subscriber registration, consumer billing, transaction processing and marketing. Subscribers pay an annual fee, a portion of which we share with Kroger.

Our subscription offerings are designed to be easy to use and provide subscribers with added benefits and features, such as refill reminders, price alerts and other notifications.

Pharmaceutical Manufacturer Solutions Offering

Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. As a result, many consumers are not able to access or afford these medications.

Pharmaceutical manufacturers provide affordability solutions such as co-pay cards, patient assistance programs, care portals and other savings options so that consumers can access their medications. We partner with pharmaceutical manufacturers to advertise and integrate these affordability solutions into our platform. For example, a consumer searching for a brand medication on our platform can select their insurance status and related criteria so that we can automatically determine their eligibility for specific manufacturer savings solutions, and route them to the best option.

In addition, the patient can sign up for ongoing savings alerts related to that medication. We believe our trusted brand, large volume of high intent consumers and easy-to-use interface make our platform highly attractive to pharmaceutical manufacturers. These solutions generally increase the likelihood that consumers will start or continue their prescribed medication.

Our pharmaceutical manufacturer solutions offering delivers a product that both increases overall consumer satisfaction and drives incremental consumer lifetime value at a low incremental cost to us. We expect to continue to grow this offering through further engagement with pharmaceutical manufacturers. We believe this offering can deliver incremental margin as we deploy these solutions across our existing base of consumers and visitors.

Telehealth Offerings

We have built a telehealth platform that is designed to meet the needs of our consumers who seek rapid and affordable access to quality care. Our two-pronged approach includes our own telehealth provider, GoodRx Care, as well as our GoodRx Telehealth Marketplace, which is a marketplace designed to bring third party providers to our ecosystem so that we can provide consumers with a breadth of services in a single platform.

We launched our telehealth offerings in 2019 with the acquisition of GoodRx Care (formerly HeyDoctor). We have in-house healthcare providers through our affiliated professional entities and contracts with a network of on-demand physicians who operate on our purpose-built EHR. Our EHR includes messaging, video chat and electronic prescriptions, and integrates with our prescription offering. We offer telehealth visits to provide consumers with quick, easy and affordable access to healthcare, covering over 35 conditions across 50 states, with visits starting at $19, which are offered to patients on a cash-pay basis outside of insurance.

Consumers who search for medication on GoodRx in certain instances may not have a prescription at the time of their search. Through GoodRx Care, we provide consumers with a convenient and affordable way to receive a diagnosis and a prescription online, when medically appropriate. Once they complete their online visit, consumers are able to choose to fill their prescriptions, should they receive one, at retail locations using a GoodRx code, or via mail order through a third-party partner. Our expansion into telehealth has unlocked additional growth opportunities through access to Americans with no or inadequate access to primary care physicians.

In March 2020, we launched our GoodRx Telehealth Marketplace, an online marketplace for individuals to access third-party providers of telehealth and lab tests. Our GoodRx Telehealth Marketplace added additional services, conditions, and geographies to our online telehealth offerings, and also provides alternative providers for the conditions and geographies already covered by GoodRx Care, providing consumers with additional options to choose from. The GoodRx Telehealth Marketplace allows consumers to search for treatment for over 150 conditions across all 50 states, and displays results with information that helps consumers compare services, review prescription delivery options, and receive pricing information. Our marketplace also presents similar information for lab tests, allowing consumers to search for providers by lab test type. Current services range from screenings and diagnosis to treatment plans and prescriptions, covering medical issues such as birth control, acne, urinary tract infections, COVID-19, cold and flu. We earn fees for directing traffic to these third-party telehealth providers in our marketplace.

Together with GoodRx Care, the GoodRx Telehealth Marketplace provides a set of integrated solutions that simplifies the consumer healthcare journey and offers quick, easy and affordable access to treatment. From the comfort of their own homes, consumers can use our services to complete an online visit with a doctor and get a prescription, all within minutes. In March 2020, we also launched an integrated service that allows GoodRx Care consumers to opt in to use our prescription offering for their prescription needs after they complete their online visit. We have also partnered with some of the telehealth providers in the GoodRx Telehealth Marketplace to enable consumers to opt in to use our prescription offering for their prescription needs after they complete their online visit. The introduction of these integrated solutions and the addition of mail order provides our consumers with additional value and convenience in their healthcare journey, and adds monetization opportunities for us after consumers visit a healthcare professional online.

Sales & Marketing

We attract consumers to our apps and websites through several entry points:

•

Example Entry Point A – Word of Mouth: We benefit from strong word of mouth referrals, helping drive significant organic traffic to our apps and websites. A consumer may be attracted to our platform after speaking to a family member or a friend who has used one of our offerings and saved money.

•

Example Entry Point B – Physician: A consumer sees their physician to have their blood pressure checked. The physician establishes that the patient’s blood pressure is excessive, and determines based on the patient’s history that medication is required. The patient is concerned about the price of the medication, and the physician looks up the price for that patient in their EHR, which has GoodRx pricing integrated into it. The physician then shares the GoodRx code with their patient via text or email, which the patient then shows to the pharmacist when they pick up the medication.

•

Example Entry Point C – GoodRx Care Telehealth Consultation: A consumer needs to see a physician, but their primary care provider says that the next available appointment is in 30 days. The consumer searches online for quick ways to see a doctor and finds GoodRx Care. Within 40 minutes, the consumer has completed a consultation with a GoodRx Care physician and has been booked for a lab test with one of GoodRx Care’s lab partners that afternoon. The GoodRx Care physician confirms that the lab results warrant a prescription medication. The consumer is offered a choice of GoodRx Care’s mail order delivery service, which is processed by a third-party partner, or to fill the prescription at a local pharmacy, where the patient can use a GoodRx code to achieve savings.

•

Example Entry Point D – GoodRx Marketing: A consumer sees a GoodRx online ad or TV commercial and visits our app to see if we can save them money on their prescription. The consumer uses GoodRx to find the lowest price available at a nearby pharmacy. In order to access this discounted price, they save a GoodRx code for their selected prescription to their mobile device and present it at the chosen pharmacy. After several refills, the GoodRx app prompts the consumer to try our subscription product, Gold, where for a monthly fee they can access an even lower price for their selected prescription and thousands of other medications. In addition, a consumer can see a GoodRx online ad or TV commercial and visit our app to obtain telehealth services.

Consumers come to our platform organically and also through our sales and marketing initiatives. The GoodRx brand benefits from word-of-mouth recommendations to consumers from friends, healthcare professionals and pharmacists, as well as press coverage, which drives significant unpaid traffic to our apps and websites.

In addition to organic consumer acquisition, our sales and marketing efforts are designed to bring new consumers onto our platform for the first time and to re-engage existing consumers. We acquire new consumers through a variety of channels.

•	Direct to Consumer Marketing:
o	TV: We advertise both on traditional linear television as well as through digital streaming. We buy media through agencies and manage targeting through internal analytics and external partners.
o	Paid Search: We buy search advertising primarily through Google and Bing. We use both external vendors and internal analytics for bid optimization and channel strategy.
o	Other Digital: We execute display, paid social, and mobile advertising campaigns.
•	Marketing through Partners
o

Healthcare Professional Marketing: We market through healthcare professionals by providing in-office materials, enabling them to distribute information regarding our offerings to their patients. We have also built GoodRx Pro, an app designed specifically for healthcare professionals to facilitate electronic prescriptions. This app is integrated with our prescription offering to enable physicians to quickly find the form, dosage and quantity of medication that they intend to prescribe and seamlessly send pricing that is available on GoodRx to their patients.

o

EHRs: We work with several of the largest electronic health record providers, or EHRs, which integrate pricing from our platform into their prescribing workflows so that healthcare professionals can provide prices from our platform to their patients at the point of prescribing.

o	Affiliates: We partner with a variety of organizations to distribute our discounts and solutions to a broader target audience.
•	Content Creation
o

Essential Source of Consumer Healthcare Insights: Our market research and content creation teams seek to make GoodRx the essential consumer platform for relevant healthcare information, education and updates. Relevant healthcare content increases traffic to the GoodRx apps and websites, providing us with more opportunities to convert visitors to active consumers.

We believe that we still have significant opportunities to improve our unaided awareness, to build our brand, as well as to scale existing marketing channels, and unlock new ones.

We also deploy a variety of consumer retention tools on our platform. These include:

•

Savings Information Retained in Pharmacy Database: When a consumer uses a GoodRx code, the code is saved to the consumer’s profile at the pharmacy. From then on, the discounted price typically applies to future refills and new prescriptions without the consumer having to re-present the GoodRx code.

•

Consumer Lifecycle Management: We engage with consumers to provide them with value-added information that improves their experience using our platform. Types of engagement include savings alerts, medication information alerts, refill reminders and links to our other offerings such as telehealth visits when a prescription is about to expire.

•

Consumer Support & Patient Advocacy: Consumers often need additional, higher-touch support to understand the cost and coverage options for their medication. We provide strong consumer support and patient advocacy services to help consumers understand how best to afford their medication.

Our Technology:

•

Proprietary Pricing Engine: Our price ingestion technology enables us to link with multiple sources spanning the healthcare industry. In addition, we have proprietary patented technology related to collecting and normalizing prices from multiple PBMs and presenting them using a single consumer interface.

•

Constant Data Refresh: Displaying our prescription- and location-specific list of prices to each consumer in near real-time requires the rapid processing of a significant amount of data, the use of complex predictive models, and sophisticated software programming and design.

•

Living Database: Our dataset becomes more comprehensive and accurate with every prescription filled. We use our proprietary algorithms to create actionable insights and continuously improve our consumer experience. Our database is central to the value that we provide to our consumers through accurate pricing and improved recommendations. We refer to our data as “living,” meaning that it is dynamic and continually being updated or refined.

•

Artificial Intelligence/Machine Learning: Our engine is also able to learn from and react to changes in prescribing habits or to ensure that consumers are selecting the accurate dosing or form of a given medication. For example, our engine will automatically show the most common dose of a given medication. We also take into account pharmacy-level dispensing patterns that may impact the price of a medication, such as when two pharmacy locations that are part of the same pharmacy chain dispense the same medication, but source the medication from different manufacturers.

•

Our Proprietary Telehealth EHR: We have built a proprietary EHR to support GoodRx Care. This EHR is used by physicians to conduct online patient visits, with built-in messaging and video capabilities, as well as the ability to send consumers electronic prescriptions, prescription pricing, and mail order options.

•

Scalable: Our digital platform is cloud native, scalable and reliable. We leverage major third-party cloud and data service providers and have built a modular system of services on top of this infrastructure.

•

Secure: Trust is critical to our relationship with both our consumers and our partners and we take security and privacy very seriously. We implement security procedures and policies informed by various industry-standard frameworks. Our operations are audited annually as part of a SOC2 audit, based on principles developed by the American Institute of Certified Public Accountants and we have obtained SOC2 certification with respect to our prescription offering and subscription offerings. In addition, our security is tested through our bug-bounty program. We continue to expand our team and solutions to address emerging risks and changes in the threat landscape.

Our Growth Strategy

The key elements of our growth strategy include:

•

Continue to Attract New Consumers: We believe that we have a significant opportunity to serve all Americans. By growing awareness of our existing offerings and through the extension of our platform into many of the other areas of healthcare that lack price transparency and consumer empowerment, we believe that we can address an increasingly larger portion of the healthcare market in the United States.

•

Continue to Facilitate Existing GoodRx Consumers’ Adoption of Multiple GoodRx Offerings: We aim to increase the number of our monetization channels used by our existing consumers. We believe that this will result in higher consumer satisfaction and be accretive to our consumer lifetime value and to our margins in the medium to long term, without significant additional consumer acquisition costs.

•

Continue to Build the GoodRx Brand: We believe that there are significant opportunities to increase awareness and educate healthcare consumers regarding prescription pricing, as well as our platform and solutions. As we continue to invest in marketing, we anticipate that many of the consumers who do not fully understand prescription pricing, or that are not aware of tools such as our platform, will begin using our platform.

•

Invest in Product Offerings: We plan to continue to invest in and scale our range of product offerings to better address the needs of consumers, provide them with better pricing, and improve their overall healthcare journey. We have a multi-prong approach for this strategy which includes:

o

Subscription Offerings: The usage of Gold and Kroger Savings has increased significantly. We believe these offerings have higher lifetime value than our prescription transactions offering. We will continue to increase the value proposition for consumers by bundling various existing and new offerings in affordable and consumer-friendly subscription packages.

o

Pharmaceutical Manufacturer Solutions Offering: We believe our trusted brand, large volume of high intent consumers and easy-to-use consumer experience make our offering highly attractive to pharmaceutical manufacturers. The solutions offered by pharmaceutical manufacturers on our platform can increase the likelihood that consumers will start to take or continue to take their prescribed medication. We plan to continue to expand the number of pharmaceutical manufacturers with which we work, as well as enhance our existing offerings and introduce new integrated technology solutions that will allow manufacturers to interact with our consumer base more effectively.

o

Telehealth Offerings: We believe our telehealth offerings will become more integrated with, and will be a growth driver for, our other offerings, including our prescription offering and mail order prescriptions through a third-party provider. We plan to significantly invest in our telehealth offerings, as we see this as an opportunity to add another key consumer entry point into our platform.

•

Future Expansion Opportunities: We believe there are many other areas of healthcare that could benefit from the transparency and accessibility provided by our platform. While we are currently focused on scaling our existing offerings, we see attractive opportunities to deploy our expertise in markets such as clinical trials, in person doctor visits and prescription delivery, among others. As we continue to grow our brand awareness and consumer base, selling additional products and services into our large acquired base will drive an attractive incremental margin opportunity.

•

Pursue Strategic Partnerships and Acquisitions: We are a valuable partner to a variety of healthcare constituents. We have completed a number of strategic acquisitions in the last two years, including GoodRx Care (formerly HeyDoctor) in 2019 and Scriptcycle in 2020. As part of our business strategy, we will continue to pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position and enhance our capabilities.

Competition and Industry Participants

Although we have built and scaled a differentiated consumer internet platform, we face a variety of types of competition. We believe that our primary barrier to adoption is awareness. Americans have historically not had to be active consumers of healthcare since benefit plans were more generous and open than they are today. Many consumers are not aware that prices for the same prescription vary between pharmacies or that there are competitive cash prices available that may be lower than insurance prices. Similarly, most consumers are not aware of the range of direct-to-consumer telehealth options available at low cash prices, and think that they must wait days or weeks to see a doctor in-person. We have had to raise consumer awareness about healthcare consumerism and we believe that we will need to continue to be a market leader in raising consumer and healthcare provider awareness for our services and products.

We compete with companies that provide prescription savings, telehealth, and solutions to pharmaceutical manufacturers. New entrants may also enter our industry and compete with us. Generally, we believe that we are able to compete effectively against these organizations based on our brand, scale, pricing and consumer experience. Our competitors vary in size and breadth of their offerings.

•	In prescriptions discounts and price comparisons, our competition is fragmented and consists of competitors that are smaller than us in scale.
•

Our pharmaceutical manufacturer solutions offering competes for advertising and market access budget allocation against platforms on which manufacturers can reach consumers, including health-related websites and mobile apps, and services supporting patient access. We believe that our trusted brand and our platform allows us to engage patients about the cost of their brand medications.

•

In telehealth, we compete with other providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans. We believe that our direct-to-consumer business model and low cash price points (in addition to our brand and scale) help differentiate our telehealth offerings from these competitors.

There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of PBMs, including pharmacies’ in-house PBMs, and a limited number of national pharmacy chains. If we are unable to retain favorable contractual arrangements with our PBMs, including any successor PBMs should there be further consolidation of PBMs, we may lose them as customers, or the negotiated rates provided by such PBMs may become less competitive, which could have an adverse impact on our platform.

A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with more than a dozen PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Our three largest PBM partners accounted for 61% of our revenue in 2018, 55% of our revenue in 2019 and 42% of our revenue in 2020. For additional information, see “We rely on a limited number of industry participants.” in Part I, Item 1A “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property protection for our products and technology platform, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating valid and enforceable intellectual property rights of others. We protect our intellectual property, including our brand, through a combination of trademarks, patents, trade secrets, contractual provisions that restrict partners from infringing on our intellectual property, intellectual property assignment agreements, licensing agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as our position as the largest healthcare-focused internet platform for prescription prices and discounts, our scale and the network effects enabled by these factors, as well as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform are larger contributors to our success.

As of December 31, 2020, we owned three issued patents and four pending patent applications in the United States. One issued patent relates to our ability to combine prices from multiple PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment. As of December 31, 2020, we held 9 registered trademarks in the United States, including trademarks for our brand, GoodRx, and for the use of the color yellow in the prescription discounts space. In addition, we have registered domain names for websites that we use in our business, such as www.goodrx.com and www.heydoctor.com.

We continually review our development efforts to assess the existence and patentability of new intellectual property and we intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. We cannot provide any assurance that any patents will be issued from our pending or any future applications or that any issued patents will adequately protect our products and technology. Our intellectual property rights may be invalidated, circumvented or challenged. In addition, it may be difficult to protect our trade secrets. While we have confidence in the measures we take to protect and preserve our trade secrets, they may be inadequate and can be breached, and we may not have adequate remedies for violations of such measures. Furthermore, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding risks related to intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

Data Protection

The data we collect and process is an integral part of our products and services, allowing us to ensure our prices are accurate, provide an engaging consumer experience, surface the most relevant prices and reach and advertise to consumers with relevant information. We do not sell personal information as part of our business model.

We collect and may use personal information to help run our business (including for analytical and marketing purposes) and to communicate and otherwise reach our consumers. In some instances, we may use third party service providers to assist us in the above.

We endeavor to treat our consumers’ data with respect and maintain consumer trust. We provide our consumers with options designed to allow them to control their data, such as allowing our consumers to opt out of any marketing requests, opt out of the use of marketing cookies, pixels and technologies on our platform, and request deletion of their data. Our privacy and security teams are devoted to processing and fulfilling consumer requests regarding access to and deletion of their data.

Our respect for laws and regulations regarding the collection and processing of personal data underlies our strategy to improve our customer experience and build trust. To read more about our approach to privacy laws and the regulations, please see “—Government Regulation” and “Risk Factors—Risks Related to Our Business—Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.”

Philanthropy

Philanthropy is not a separate initiative at GoodRx; helping others is woven throughout everything we do. Since inception, our aim has been to help Americans get the healthcare they need at a price they can afford, and our team of medical health professionals, public health experts and passionate people ensures that we never lose sight of that goal. We are fortunate to be in a position where helping others also supports our business, which in turn allows us to help even more people in more profound ways. It is a virtuous cycle.

We are especially focused on the massive disadvantages in care that plague communities of color in America. Across the board, minorities score worse on healthcare access and outcomes. This is simply unacceptable. We use our marketing resources, physician relationships and industry connections to make healthcare more affordable and accessible.

Throughout our history, we have provided charitable support to communities, individuals, students, clinics and non-profits in furtherance of that goal. We have sent employees to hurricane-damaged Houston to provide direct support, provided scholarships for pharmacy professionals and delivered food to low-income populations, among many other projects. We frequently provide direct financial support to individuals, families and organizations who simply need help.

In 2020, we launched GoodRx Helps, a free medication program, that expects to partner with healthcare professionals and clinics across America. This program purchases and provides more than 500 different medications to patients through nationwide clinic partnerships. In furtherance of this commitment, in December 2020, we issued 1,075,000 shares of our Class A common stock with an estimated fair value of $41.7 million to a charitable organization to fund and support our philanthropic initiatives.

Our People and Culture

Our people are essential to our success. We have a strong track record of selectivity and retention. In both 2019 and 2020, the Los Angeles Business Journal rated GoodRx as one of the Best Places to Work. We were also named as the Best Company Culture, Best Companies for Women, Best Companies for Diversity, and Best CEOs by Comparably, a workplace culture data and ratings service, in the fourth quarter of 2020.

As of December 31, 2020, GoodRx employed 478 employees, of which 450 were full-time, 23 were part-time and 5 were temporary employees. Of our total employees, 358 were based at our headquarters in Santa Monica, California. Our employees are split among the following departments and functions: 47 worked in customer service and telehealth, 291 in product development and technology, 96 in sales and marketing, and 44 in general and administrative functions.

We expect headcount growth to continue for the foreseeable future, particularly as we continue to focus on recruiting employees in technical functions to continue to bolster various functions related to our operations as a publicly traded company, as well as other functions, to support our expected growth. We pride ourselves on hiring people who not only have the skills required to perform their respective roles, but also share in the mission to help Americans get the healthcare they need at a price they can afford.

We strive to recruit, hire and retain a talented and diverse team of people. GoodRx has a strong employee referral program, which is a leading source of new hires. We focus on diversity and inclusivity in both hiring and promotion, and are working on initiatives from minority internships to reviews of our compensation practices. We prioritize providing a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on skills, performance and potential.

In managing our business, we strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. We adhere to our business code of conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.

In addition to providing challenging and engaging work, we also provide robust benefits, including health insurance for employees and dependents, which include options that are fully funded by GoodRx, 401(k) match, fertility benefits, paid parental leave and discretionary vacation. We foster a tight-knit corporate culture through company events, team building offsites, weekly happy hours, game and movie nights, and pet-friendly offices. The biggest perk of all is knowing that the work performed has a meaningful impact on our consumers.

During the COVID-19 pandemic, we are taking necessary actions to safeguard the health of our employees. Steps we have taken include enhancing office safety measures, encouraging hygiene practices advised by health authorities, restricting non-essential business travel, and encouraging remote working for all of our employees. We continue to actively monitor risks related to COVID-19 and proper application of our safety protocol to remain aligned with federal, state, local and international laws, regulations and guidelines. We are committed to providing consistent, transparent communication to employees around safe practices, quarantine and testing protocols, vaccine availability, and timing of safely returning to office work. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.

Government Regulation

Data Privacy and Security Laws

The data we collect and process is an integral part of our products and services, allowing us to ensure our prices are accurate, surface the most relevant prices and reach and advertise to consumers with savings information. We collect and may use personal information to help run our business (including for analytical and marketing purposes) and to communicate and otherwise reach our consumers. In some instances, we may use third party service providers to assist us in the above.

We endeavor to treat our consumers’ data with respect and maintain consumer trust. We provide consumers options designed to allow them to control the use and disclosure of their data, such as allowing consumers to opt out of any marketing requests, opt out of the use of marketing cookies, pixels and technologies on our platform, and request deletion of their data.

Since we receive, use, transmit, disclose and store personally identifiable information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, HIPAA, Section 5(a) of the Federal Trade Commission Act, and, as of January 1, 2020, the California Consumer Privacy Act (“CCPA”), which could result in legal remedies that could materially impact our business or financial performance.

Various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. In June 2018, California enacted the CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (the “CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, many similar laws have been proposed at the federal level and in other states. For instance, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data.

Additionally, the Federal Trade Commission, or FTC, and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act.

In addition, HIPAA, which we believe does not currently apply to most of our business as currently operated, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

State Licensing Requirements

Certain states have enacted laws regulating companies that offer and market discount medical plans, including prescription drug plans, subscription membership programs or discount cards, such as our prescription offering, Gold, Kroger Savings, and any other subscription products we may develop in the future, including with respect to our telehealth business. These state laws are intended to protect consumers from fraudulent, unfair or deceptive marketing, sales and enrollment practices by such plans. It is possible that other states may enact new requirements or interpret existing requirements to include our programs. Failure to obtain the required licenses, certifications or registrations to offer and market these subscription discount programs may result in civil penalties, receipt of cease and desist orders, or a restructuring of our operations.

State Corporate Practice of Medicine and Fee Splitting Laws

With respect to our telehealth platform, GoodRx Care contracts with physician-owned professional entities to deliver our telehealth offerings to their patients in the United States. We enter into management services agreements with these physician-owned professional entities pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services. In addition, our platform enables GoodRx Care consumers to opt in to use our prescription offering and/or fill their prescriptions through a third-party mail-order pharmacy. These relationships are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities.

Healthcare Fraud and Abuse Laws

Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third party payor, including commercial insurers and self-pay patients.

The federal false claims, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program.

The federal Health Insurance Portability and Accountability Act of 1996 created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.

Healthcare Reform

A primary trend in the U.S. healthcare industry is cost containment. In the United States, there have been, and likely will continue to be, a number of federal and state legislative and regulatory changes and proposed changes regarding the healthcare system directed at containing or lowering the cost of healthcare, including the costs of medication. For example, in March 2010, the Affordable Care Act was enacted, which, among other things imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient medication coverage under Medicare Part D; and subjected pharmaceutical manufacturers to new annual fees based on pharmaceutical manufacturers’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the Affordable Care Act, and the U.S. Supreme Court is currently reviewing the constitutionality of the ACA in its entirety, although it is unclear when or how the Supreme Court will rule.

In addition, there has been heightened governmental and regulatory scrutiny over the manner in which manufacturers set prices for their marketed products, including legislative proposals that call for increasing pharmaceutical manufacturer competition, increasing the negotiating power of certain federal healthcare programs, capping Medicare Part D beneficiary out-of-pocket pharmacy expenses, eliminating tax deductions for drug advertising costs, and placing limits on pharmaceutical price increases. Although the likelihood of success for these and other proposals is uncertain, particularly in light of the new Biden administration, any such federal and state healthcare reform measures could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services or require us to restructure our existing arrangements with PBMs and pharmaceutical manufacturers, any of which could adversely affect our business, financial condition and results of operations.

Additional Information

GoodRx Holdings, Inc., a Delaware corporation, was incorporated in September 2015. We completed our initial public offering (“IPO”) of our Class A common stock in September 2020.

Our Internet address is www.goodrx.com. At our Investor Relations website, investors.goodrx.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above and those described elsewhere in this Part I, Item 1A, “Risk Factors,” our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and our business continues to evolve and expand within the U.S. healthcare industry, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history, operated a more predictable business or operated in a less regulated industry. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in highly regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations would be adversely affected.

Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.

We have experienced significant growth since our founding in 2011. Revenue increased from $249.5 million for 2018 to $388.2 million for 2019 and to $550.7 million in 2020. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this Part I, Item 1A,  “Risk Factors” and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of consumers may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

Our results of operations vary and may fluctuate significantly from period-to-period.

Our quarterly and annual results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and are difficult to predict. We have presented many of the factors that may cause our results of operations to fluctuate in this Part I, Item 1A, “Risk Factors,” including the extent to which our various offerings, such as our telehealth offerings, grow and contribute to our results of operations. In addition, we typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season and seasonal cold and flu trends. The rapid growth of our business may have masked these trends to date, and we expect the impact of seasonality to be more pronounced in the future. The cumulative effects of such factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful and investors should not rely on our past results as an indication of our future performance.

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

Since 2011, we have experienced rapid growth in our business operations and the number of consumers that use our offerings, and we may continue to experience growth in the future. For example, the number of our full-time employees increased from 137 as of December 31, 2017 to 478 as of December 31, 2020, and the number of Monthly Active Consumers has increased from 1.3 million for the first quarter of 2017 to 5.6 million for the fourth quarter of 2020. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Management of growth is particularly difficult when employees work from home as a result of the COVID-19 pandemic. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our platform and offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

We may experience lower margins as GoodRx Care continues to grow as a portion of our overall business.

GoodRx Care (formerly known as HeyDoctor), which we launched in 2019, has experienced significant growth and we expect it to continue to grow in the future. However, the telehealth market is rapidly developing and is subject to significant price competition, and we may be unable to achieve satisfactory prices for our GoodRx Care offering or maintain prices at competitive levels. Due in part to this price competition, GoodRx Care currently generates lower margins than our other offerings. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could decline. In addition, as GoodRx Care continues to grow as a portion of our overall business, we expect such growth to have an adverse impact on our margins. We will continue to be subject to significant pricing pressure, and expect that GoodRx Care will continue to grow as a source of revenue, which would likely have a material adverse effect on our margins.

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

To date, the vast majority of our revenue has been, and we expect it to continue to substantially be, derived from our prescription offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, primarily PBMs. Revenue from our prescription offering represented 89%, 94% and 97% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Substantially all of this revenue was generated from consumer transactions at brick and mortar pharmacies. In addition, we have experienced a significant increase in revenue generated by our telehealth offerings. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our revenue, which may have an adverse effect on our business, financial condition and results of operations. Because we derive a vast majority of our revenue from our prescription offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We seek to expand our offerings within the prescriptions market, the pharmaceutical manufacturer solutions market and the telehealth market in the United States. For example, within the prescriptions market, we developed our subscription offerings, Gold and Kroger Savings in 2017 and 2018, respectively. Additionally, we have expanded into the pharmaceutical manufacturer solutions markets with our pharmaceutical manufacturer solutions offering. We have also expanded into the telehealth market through our acquisition and integration of GoodRx Care (formerly HeyDoctor) in 2019 and the launch of the GoodRx Telehealth Marketplace, which is a marketplace designed to bring third party providers to our ecosystem so that we can provide consumers with a breadth of services in a single platform, in 2020. We are actively investing in each of these growth areas. However, expanding our offerings and entering into new markets requires substantial additional resources, and our ability to succeed is not certain. During and following periods of active investment, we may experience a decrease in profitability or margins, particularly if the area of investment generates lower margins than our other offerings. For example, GoodRx Care generates substantially lower margins than our other offerings and we expect that it will continue to do so for the foreseeable future. As we expand our offerings, we will need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such an expansion successfully. Any such expansion would be subject to additional uncertainties and would likely be subject to additional laws and regulations. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new offering types, and our ability to generate revenue from our current offerings and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow revenue or recover any associated development costs, our business, financial condition and results of operations could be adversely affected.

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

A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with more than a dozen PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Our three largest PBM partners accounted for 61% of our revenue in 2018, 55% of our revenue in 2019 and 42% of our revenue in 2020. Revenue from each PBM fluctuates from period to period as the discounts and prices available through our platform change, and different PBMs experience increases and decreases in the volume of transactions processed through their respective networks. In 2018, Optum, Navitus and MedImpact each accounted for more than 10% of revenue. In 2019, Navitus and MedImpact each accounted for more than 10% of revenue, and in the year ended December 31, 2020, Navitus, MedImpact and Express Scripts each accounted for more than 10% of revenue. The loss of any of these large PBMs may negatively impact the breadth of the pricing that we are able to offer consumers.

Most of our PBM contracts provide for monthly payments from PBMs, including our contracts with MedImpact, Navitus, Express Scripts and Optum. Our PBM contracts generally can be divided into two categories: PBM contracts featuring a percentage of fee arrangement, where fees are a percentage of the fees that PBMs charge to pharmacies, and PBM contracts featuring a fixed fee per transaction arrangement. Our percentage of fee contracts often also include a minimum fixed fee per transaction. The majority of our PBM contracts, including our contracts with MedImpact and Navitus, are percentage of fee contracts, and a minority of our contracts, including our PBM contract with Express Scripts and Optum, provide for fixed fee per transaction arrangements. Our PBM contracts generally, including our contracts with MedImpact, Navitus, Express Scripts and Optum, have a tiered fee structure based on volume generated in the applicable payment period. Our PBM contracts, including our contracts with MedImpact, Navitus, Express Scripts and Optum, do not contain minimum volume requirements, and thus do not provide for any assurance as to minimum payments to us. Our PBM contracts generally renew automatically, including our contracts with MedImpact, Navitus and Optum. In addition, our PBM contracts generally provide for continuing payments to us after such contracts are terminated, including our contracts with MedImpact, Navitus, Express Scripts and Optum. Some of our PBM contracts provide for these continuing payments for so long as negotiated rates related to the applicable PBM contract continue to be used after termination, and other contracts provide for these continuing payments for specified multi-year payment periods after termination. Our contracts with MedImpact, Navitus, Express Scripts and Optum provide for periods of five years, three years, five years and three years, respectively, during which payments will be made as negotiated rates related to the applicable PBM contract continue to be used. Between contract renewals, our contracts generally provide for limited termination rights and do not provide for termination for convenience.

In addition, our PBM contracts typically include provisions that prevent PBMs from circumventing our platform, redirecting volumes outside of our platform and other protective measures. For example, our PBM contracts, including our contracts with MedImpact, Navitus, Express Scripts and Optum, contain provisions that limit PBM use of our intellectual property related to our brand and platform and require PBMs to maintain the confidentiality of our data. While we have consistently renewed and extended the term of our contracts with PBMs over time, there can be no assurance that PBMs will enter into future contracts or renew existing contracts with us, or that any future contracts they enter into will be on equally favorable terms. Changes that limit or otherwise negatively impact our ability to receive fees from these partners would have an adverse effect on our business, financial condition and results of operations. Consolidation of PBMs or the loss of a PBM could negatively impact the discounts and prices that we present through our platform and may result in less competitive discounts and prices on our platform.

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

We compete with companies that provide savings on prescriptions, as well as companies that offer telehealth services and advertising and market access for pharmaceutical manufacturers. Within the prescriptions discounts and price comparison market, our competition is fragmented and consists of competitors that are smaller than us in scale. There can be no assurance that competitors will not develop and market similar offerings to ours, or that industry participants, such as integrated PBMs and pharmacy providers, will not seek to leverage our platform to drive consumer demand and traffic to their networks and eventually away from, or outside of, our platform. We may face increased competition from those that attempt to replicate our business model or marketing tactics, such as discount websites, apps, cash back and loyalty programs and new comparison shopping sites from various industry participants, any of which could impact our ability to attract and retain consumers. We also face competition in the telehealth market from a range of companies, including providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans, such as Teladoc, Amwell, MDLIVE, and Doctor on Demand. Our pharmaceutical manufacturer solutions offering competes for advertising and market access budget allocation against traditional direct to consumer and other platforms on which pharmaceuticals manufacturers can reach consumers, such as through physicians, health-related apps and websites, television advertisements and services supporting patient access. A competitor’s offerings, reputation and marketing strategies can have a substantial impact on its ability to attract and retain consumers, and we may face competition from existing or new market entrants with greater resources and better offerings, reputations and market strategies, which would have a negative impact on our business. Any such competitor may be better able to respond quickly to new technologies, develop deeper relationships with consumers and industry participants, including pharmacies, PBMs and telehealth providers, or offer more competitive discounts or pricing. While we negotiate protective terms related to our discounted prices, our intellectual property and our consumers with PBMs, our contacts with these parties are not exclusive and PBMs work with others in the industry to drive volume to their networks. For example, our contracts include provisions that, among others, restrict the ability of PBMs to compete with us and solicit our consumers. We aim to differentiate our business through scale and by innovating and delivering offerings and services, including medical care and advice through our telehealth offerings, that demonstrate value to consumers and to our existing consumers, particularly in response to frequent changes in medication pricing and the cost of medical care. Our failure to innovate and deliver offerings and services that demonstrate value, or to market such offerings and services effectively, may affect our ability to acquire or retain consumers, which could have a material adverse effect on our business, results of operations and financial condition.

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

Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty. GoodRx is closely monitoring how the spread of COVID-19 is affecting its employees, customers and business operations. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. In particular for our business, governmental authorities have also recommended, and in certain cases, required, that elective or other medical appointments be suspended or cancelled to avoid non-essential patient exposure to medical environments and potential infection. These and other measures have not only negatively impacted consumer spending and business spending habits, they have adversely impacted and may further impact our workforce and operations and the operations of healthcare professionals, pharmacies, consumers, PBMs and others in the broader healthcare ecosystem. Although certain of these measures have eased in some geographic regions, overall measures to contain the COVID-19 pandemic may remain in place for a significant period of time, and certain geographic regions are experiencing resurgences of COVID-19 infections. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect it to continue to impact our business, financial condition, results of operations and liquidity, but cannot accurately predict at this time the future potential impact on our business, financial condition, results of operations or liquidity. Various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have generally reduced the extent to which consumers visit healthcare professionals in-person, seek treatment for certain conditions or ailments, and receive and fill new prescriptions. Consumers may also increasingly elect to receive prescriptions by mail order instead of at the pharmacy, which could have an adverse impact on our prescription offering. In addition, many pharmacies and healthcare providers have reduced staffing, closed locations or otherwise limited operations, and many prescribing healthcare professionals have reduced or postponed treatment of certain patients. The number of Monthly Active Consumers and our prescription offering were adversely impacted principally in the second quarter of 2020 by consumers’ decisions to avoid visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. Even though we saw improved activity in our prescription offering in the third and fourth quarters of 2020, we believe COVID-19 continues to have an adverse impact on our prescription offerings and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription offering, which would have an adverse effect on our business, financial condition and results of operations.

Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand for our telehealth offerings. COVID-19 has significantly accelerated the awareness and use of our telehealth offerings, including demand for our GoodRx Care offering and the utilization of our GoodRx Telehealth Marketplace. While we have experienced a significant increase in demand for the telehealth offerings, there can be no assurance that the levels of interest, demand and use of our telehealth offerings will continue at current levels or will not decrease during or after the pandemic. Any such decrease could have an adverse effect on our growth and the success of our telehealth offerings.

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

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the effectiveness and availability of vaccines and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A, “Risk Factors.”

Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited.

Our TAM is based on internal estimates and third-party estimates regarding the size of each of the U.S. prescriptions market, pharmaceutical manufacturer solutions market and telehealth market, and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. In particular, we calculated the TAM for our prescription opportunity based on data from the Centers for Medicare & Medicaid Services (“CMS”) regarding the expected size of the U.S. prescription market in 2020, plus our estimated value of prescriptions that are written but not filled. This estimate is based on third-party reports and is subject to significant assumptions and estimates. Additionally, we calculated the TAM for our pharmaceutical manufacturer solutions opportunity based on data published in an article in the Journal of the American Medical Association regarding the amount of advertising and marketing spending by U.S. pharmaceutical manufacturers in 2016. We calculated the TAM for our telehealth opportunity based on a report by McKinsey & Company regarding the extent to which amounts spent on outpatient office and home health visits in 2020 can be addressed via telehealth offerings. These estimates, as well as the estimates and forecasts elsewhere in this Annual Report on Form 10-K relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. Additionally, our TAM for our prescription offering includes medications for which we are currently not able to offer savings on the prices paid by non-insured and insured consumers and for which we may not be able to provide savings on in the future. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.

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

The success of our telehealth offerings, including GoodRx Care and the GoodRx Telehealth Marketplace, depends in part on our continued ability to maintain a network of skilled and qualified telehealth providers. With respect to the GoodRx Telehealth Marketplace in particular, we are dependent on third-party entities, which we do not own or control, to provide healthcare services to consumers. There is significant competition in the telehealth market for qualified telehealth providers, and if we are unable to recruit or retain physicians and other healthcare professionals and service providers, it would negatively impact the growth of our telehealth offerings and would have a material adverse effect on our business, financial condition and results of operations.

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

A decrease in the quality or perceived quality of the discounted prices available through our platform, or of our telehealth offerings, including GoodRx Care and the GoodRx Telehealth Marketplace, could harm our reputation and damage our ability to attract and retain consumers and partners included or otherwise involved in our platform, which could adversely affect our business. Many factors that impact the perception of our offerings are beyond our control. For example, the success and perception of the GoodRx Telehealth Marketplace depends in part on the number, availability, and quality of service delivered by the telehealth providers included on the marketplace. While we can control which providers we include on the GoodRx Telehealth Marketplace, there can be no assurance that all such providers will consistently deliver the quality of service necessary to fulfill consumer expectations, and any negative experiences could have an adverse impact on our brand and reputation, which could impact consumer demand for our telehealth offerings and the extent to which providers seek to be included on or associated with the marketplace.

Maintaining and enhancing our GoodRx brand and the branding and image of our various offerings, such as GoodRx Care, is critical to our business and our ability to attract new and existing consumers to our platform. We expect that the promotion of our brand will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brand will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brand, we could lose consumer traffic, which could, in turn, cause PBMs and others to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.

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

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes-Oxley Act. Had we performed an evaluation and had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley Act, additional material weaknesses may have been identified. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the audit committee and the board of directors, is engaged in remedial activities to address the material weaknesses described above as described in Part II, Item 9A, “Controls and Procedures”.

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

In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our offerings to consumers. Moreover, we and our third-party vendors collect, store and transmit sensitive data, including health-related information, personally identifiable information, intellectual property and proprietary business information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as well as regulations promulgated by the Federal Trade Commission (“FTC”) and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other law or regulations. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us or any of our third-party partners, data centers, or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others. These proceedings may result in financial liabilities or may require us to change our operations, including ceasing the use or sharing of certain data sets. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of consumers, suppliers, and contracts with PBMs and others and result in the imposition of monetary penalties. We are also contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. federal and state governments have enacted, and may in the future enact legislation or regulations impacting the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, limits on behavioral or targeted advertising and/or means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the decreased effectiveness or use of third-party cookies and other methods of online tracking, targeting or re-targeting. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations.

In addition, various federal and state legislative and regulatory bodies (“self-regulatory organizations”) may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. In June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (the “CPRA”) recently passed in California.

The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, many similar laws have been proposed at the federal level and in other states. For instance, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC, state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In March 2020, we received a letter from the FTC indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent a request for documents and information relating primarily to our products and services as well as our privacy and security practices. We are continuing to provide responsive information and answer follow-up questions and requests from the FTC staff. Responding to these requests has and may continue to consume substantial amounts of our time and resources and may divert management’s attention from the business. No assurance can be given regarding the timing or outcome of the investigation. As a result of investigations of this nature, we may face litigation or agree to settlements that can include monetary remedies and/or compliance requirements that may impose significant and material cost and resource burdens on us, require certain aspects of our operations to be overseen by an independent monitor, and/or limit or eliminate our ability to use certain targeting marketing strategies or work with certain third-party vendors. Any of these events could adversely affect our ability to operate our business and our financial results.

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

We have completed a number of strategic acquisitions in the past, including GoodRx Care (formerly HeyDoctor) in 2019 and Scriptcycle in 2020, and may in the future consider opportunities to acquire or make investments in new or complementary businesses, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our pharmacy or PBM networks and healthcare platform in general, complement our current offerings or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

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

In October 2018, GoodRx, Inc., our wholly owned subsidiary, as borrower, and GoodRx Intermediate Holdings, LLC, entered into a first lien credit agreement with various lenders (the “First Lien Credit Agreement”). The First Lien Credit Agreement provided for a $40.0 million secured asset-based revolving credit facility (the “Revolving Credit Facility”), and a $545.0 million senior secured term loan facility (the “First Lien Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). In November 2019, the First Lien Term Loan Facility was amended to increase the amount of the facility to $700.0 million. In addition, in May 2020, the Revolving Credit Facility was amended to increase the amount of the facility to $100.0 million. As of December 31, 2020, we had $666.9 million of debt outstanding under our Credit Facilities, net of unamortized debt discount of $14.2 million, and the capacity to incur $90.9 million in additional indebtedness, subject to certain covenant requirements. These debt arrangements and additional debt arrangements that we expect to enter into in the future will limit our ability to, among other things:

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

Our most material trademark asset is the registered trademark “GoodRx.” Our trademarks are valuable assets that support our brand and consumers’ perception of our offerings. We also hold the rights to the “goodrx.com” internet domain name, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses and our operating results could be adversely impacted. As of December 31, 2020, we owned three issued patents and four pending patent applications in the United States. Our issued patents are currently scheduled to expire beginning in 2034, excluding any patent term adjustments. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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

•

the U.S. federal false claims laws, including the civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

Our contractual relationships with our affiliated healthcare professionals providing telehealth services, our platform that enables GoodRx Care consumers to opt in to use our prescription offering, and the recent launch of GoodRx Care’s platform where consumers can access a third-party mail order pharmacy to fill their prescriptions may implicate certain state laws in the United States that generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our arrangements to ensure that the healthcare professionals maintain exclusive authority regarding the delivery of medical care and prescription of medications when clinically appropriate, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state medical boards of medicine, state attorneys general and other parties, including our affiliated healthcare professionals, may assert that, despite the management service agreement and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, and/or that our arrangements with our affiliated professional entities constitute unlawful fee-splitting. If a state’s prohibition on the corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with our affiliated professional entities to bring its activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding the corporate practice of medicine, which could discourage physicians and other healthcare professionals from participating in our network of providers.

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

Since its enactment, there have been judicial, U.S. congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA will impact the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, recently there has been heightened governmental scrutiny over the manner in which pharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Congress and the Trump administration had previously indicated that they would continue to seek new legislative and/or administrative measures to control medication costs. It is unclear whether the Biden administration will pursue similar measures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control medication pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, disclosure, transparency and reporting requirements to regulatory agencies regarding marketing costs and discounts provided to patients, such as those provided through our prescription offering and subscription offerings, for prescription medications dispensed by pharmacies, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the Supreme Court held in December 2020 in Rutledge v. Pharmaceutical Care Management that ERISA, a federal statute, did not preempt an Arkansas state law that regulates PBM reimbursements to network pharmacies and other standards for PBMs’ reimbursements to network pharmacies. As a result of this holding, other states may pass similar legislation or may otherwise attempt to regulate PBMs, which could have impacts on the healthcare industry.

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

The holders of our Class B common stock, including the parties to our stockholders agreement, who also hold a significant portion of our Class B common stock, own approximately 98.1% of the combined voting power of our Class A and Class B common stock, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to 10 votes, until the earlier of, (i) the first date on which the aggregate number of outstanding shares of our Class B common stock ceases to represent at least 10% of the aggregate number of our outstanding shares of common stock and (ii) seven years from September 25, 2020, on all matters submitted to a vote of our stockholders. Moreover, the parties to our stockholders agreement, who also hold Class A and Class B common stock, own 94.8% of the combined voting power of our Class A and Class B common stock. Additionally, we will issue additional shares of Class B common stock in the future, including up to an additional 23,388,556 shares of Class B common stock issuable in connection with the grant of restricted stock unit awards relating to an aggregate of 12,316,533 shares of Class B common stock to each of our Co-Chief Executive Officers in connection with our IPO (the “Founders Awards”). In addition, we agree to nominate to our board of directors individuals designated by Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC in accordance with our stockholders agreement. Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, the parties to our stockholders agreement may be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock.

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

The parties to our stockholders agreement collectively own 81.8% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our Class A common stock. The sale by the parties to our stockholders agreement of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our Class A common stock.

We and all directors, officers and the holders of substantially all of our outstanding common stock and stock options have agreed that, without the prior written consent of at least three of the representatives on behalf of the underwriters of our IPO, we and they will not, and will not publicly disclose an intention to, during the period ending 180 days after September 22, 2020, or the restricted period, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock, (ii) file any registration statement with the SEC relating to the offering of any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock; provided, however, that with respect to each of our non-executive employees that have agreed to the lock-up restrictions described above, 20% of the lock-up party’s shares of common stock that are subject to the restricted period were automatically released from such restrictions in November 2020, which percentage was calculated based on the number of shares of common stock subject to the restricted period that are held by such lock-up party as of the first filing date; and if, when we file this annual report on Form 10-K (the “second filing date”), the last reported closing price is at least 33% greater than the IPO price for 10 out of the 15 consecutive trading days ending on the second filing date, then 30% of the lock-up party’s shares of common stock that are subject to the restricted period will be automatically released from such restrictions immediately prior to the opening of trading on the Nasdaq Global Select Market on the second trading day following the second filing date, which percentage shall be calculated based on the number of shares of common stock subject to the restricted period that are held by such lock-up party as of the second filing date. The automatic releases described above do not apply to Douglas Hirsch, Trevor Bezdek, Karsten Voermann, Andrew Slutsky, Babak Azad or Bansi Nagji.

We anticipate incurring substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of restricted stock units (“RSUs”) granted in connection with our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.

In connection with our IPO, each of our Co-Chief Executive Officers received in September 2020 (i) 8,211,022 RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4,105,511 RSUs that vest in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards”). In light of the large number of RSUs subject to the Founders Awards, we have incurred and anticipate that we will incur substantial additional stock-based compensation and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million. Given the Company’s stock price for the post IPO period, all of the stock price goals with respect to the Performance-Vesting Founders Awards, (see Note 15 of our consolidated financial statements) were achieved in October 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested during the year ended December 31, 2020. During the year ended December 31, 2020, the Company has recognized a cumulative $373.0 million of stock-based compensation expense related to the Founders Awards, of which $53.2 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. At December 31, 2020, there was $160.3 million of total unrecognized stock-based compensation cost related to the time-vesting portion of the Founders Awards, which is expected to be recognized over the weighted average remaining service period of 2.1 years. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the applicable settlement dates. On the settlement dates for the RSUs, we plan to withhold shares and remit income taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. As an employee earns compensation, both the employer and the employee are liable for some portion of Social Security taxes and Medicare taxes (collectively referred to as “FICA” taxes) on the compensation. FICA taxes are generally due in the period when the substantial risk of forfeiture lapses. As the Performance-Vesting Founders Awards vested in October 2020, the Company accelerated the settlement of 0.7 million RSUs during the fourth quarter of 2020 sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining non-accelerated 15.7 million Performance-Vesting Founders Awards shares will not be issued until three years from the vesting date or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

Assuming an approximate 47% income tax withholding rate and stock price of $65.00 per share at settlement, for the 15.7 million Performance-Vesting Founders Award shares that vested and have yet to be settled as described in the preceding paragraph, we estimate that our cash obligation on behalf of our Co-Founders to the relevant tax authorities to satisfy income tax withholding obligations would be approximately $481.7 million, and we would deliver an aggregate of approximately 8.3 million shares of our Class B common stock to net settle these awards, after withholding an aggregate of approximately 7.4 million shares of our Class B common stock. The actual amount of the income tax obligations and the number of shares to be delivered could be higher or lower, depending on the price of our Class A common stock upon settlement and the applicable income tax withholding rates then in effect.

We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain affiliates of Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC own approximately 94.8% of the combined voting power of our Class A and Class B common stock and are parties, among others, to a stockholders agreement. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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
•

at any time when the holders of our Class B common stock no longer beneficially own, in the aggregate, at least the majority of the voting power of our outstanding capital stock, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

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

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444).  On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against the Company and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the 1934 Exchange Act, and assert that the Company failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with us.  According to the complaint, when Amazon announced its competitor service, our stock price fell, causing investor losses. Lead plaintiff applications were due February 16, 2021.  Once a lead plaintiff is appointed, we intend to file a motion to dismiss.

The results of the securities class action lawsuits and any future legal proceedings cannot be predicted with certainty. Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock. In addition, such lawsuits may make it more difficult to finance our operations.

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

•	lawsuits threatened or filed against us;
•	anticipated or actual changes in laws, regulations or government policies applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic conditions in the United States
•	other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•	the other factors described in this Part I, Item 1A “Risk Factors.”

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Santa Monica, California, where we lease approximately 74,000 square feet of space under a lease expiring in 2031. We also lease approximately 29,000 square feet of space in Santa Monica, California across a set of leases with similar terms expiring through the first quarter of 2023, with the majority expiring in the first quarter of 2022. We also maintain offices in San Francisco, California, Charleston, South Carolina, Asheville, North Carolina, St. Louis, Missouri, Arlington, Virginia, and New York, New York. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.

Item 3. Legal Proceedings.

The information required under this Item 3 is set forth in Note 13 within “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report and is incorporated herein by this reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On September 23, 2020, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “GDRX.” Prior to that time, there was no public market for our common stock. There is no established public trading market for our Class B common stock.

Holders

As of March 5, 2021, there were 174 holders of record of our Class A common stock and 13 holders of record of our Class B common stock.

Dividend Policy

We are a holding company that does not conduct any business operations of our own. We will only be able to pay dividends from our available cash on hand and cash distributions and other transfers received from our subsidiaries, including GoodRx, Inc. and GoodRx Intermediate Holdings, LLC, whose ability to make any payments to us will depend upon many factors, including their operating results and cash flows. Additionally, the First Lien Credit Agreement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. We have paid cash dividends on our capital stock in the past but cannot guarantee that we will continue to do so in the future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, capital requirements, business prospects, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Other than as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020 and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, the Company did not sell any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our Class A common stock from September 23, 2020, the first day of trading of our Class A common stock on the Nasdaq Global Select Market, through December 31, 2020, relative to the performance of the NASDAQ Composite Index and the two industries we intersect, namely, the DJ Internet Services Index and S&P 500 Healthcare Index. The graph assumes an initial investment of $100.00 at the close of trading on September 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Registration Statement.

Item 6. Selected Financial Data.

The following tables present our selected financial data for the periods and as of the dates indicated. We derived our selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and our selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived our selected consolidated balance sheet data as of December 31, 2018 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. We derived our selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and our selected consolidated balance sheet data as of December 31, 2017 and 2016 from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K. In our opinion, the unaudited consolidated financial statements have been prepared on a basis consistent with our audited consolidated financial statements and contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of such financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following information in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Revenue	$550,700	$388,224	$249,522	$157,240	$99,377
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below (1) (2)	29,587	14,016	6,035	3,075	1,230
Product development and technology (1) (2)	61,816	29,300	43,894	11,501	5,742
Sales and marketing (1) (2)	255,135	176,967	104,177	78,278	60,503
General and administrative (1) (2)	461,451	14,692	8,359	4,982	4,038
Depreciation and amortization	18,430	13,573	9,806	9,099	9,089
Total costs and operating expenses	826,419	248,548	172,271	106,935	80,602
Operating (loss) income	(275,719)	139,676	77,251	50,305	18,775
Other (income) expense:
Other (income) expense, net	(22)	2,967	7	(5)	154
Loss on extinguishment of debt	—	4,877	2,857	3,661	—
Interest income	(160)	(715)	(154)	(24)	(21)
Interest expense	27,913	49,569	22,193	6,970	3,541
Total other expense, net	27,731	56,698	24,903	10,602	3,674
(Loss) income before income taxes	(303,450)	82,978	52,348	39,703	15,101
Income tax benefit (expense)	9,827	(16,930)	(8,555)	(10,931)	(6,188)
Net (loss) income	$(293,623)	$66,048	$43,793	$28,772	$8,913

Net (loss) income attributable to common stockholders (3)
Basic	$(293,623)	$42,441	$13,795	$8,843	$(7,774)
Diluted	$(293,623)	$42,745	$14,226	$8,980	$(7,774)

(Loss) earnings per share (3)
Basic	$(1.07)	$0.19	$0.12	$0.11	$(0.11)
Diluted	$(1.07)	$0.18	$0.12	$0.11	$(0.11)

Weighted-average shares used in computing (loss) earnings per share (3)
Basic	274,696	226,607	111,842	77,109	73,151
Diluted	274,696	231,209	118,344	81,747	73,151

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Cost of revenue	$184	$28	$—	$—	$—
Product development and technology	10,937	1,775	1,048	1,278	1,150
Sales and marketing	8,789	1,268	544	665	598
General and administrative	377,375	676	170	207	254
Total stock-based compensation expense	$397,285	$3,747	$1,762	$2,150	$2,002

(2)	Includes expense for cash bonuses to vested option holders as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Cost of revenue	$—	$—	$—	$36	$—
Product development and technology	—	—	29,189	760	—
Sales and marketing	—	—	6,878	214	—
General and administrative	—	—	2,733	390	—
Total vested option holder bonuses	$—	$—	$38,800	$1,400	$—

(3)

See Notes 2 and 16 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our (loss) earnings per share, basic and diluted, for the years ended December 31, 2020, 2019 and 2018.

Consolidated Balance Sheet Data

	December 31,
	2020	2019	2018 (1)	2017 (1)	2016 (1)
	(dollars in thousands)
Cash and cash equivalents	$968,691	$26,050	$34,600	$17,539	$23,613
Working capital	1,026,817	53,209	56,451	26,110	32,240
Total assets	1,470,114	386,796	314,791	286,869	295,649
Total debt (including current portion of long-term debt)	666,917	670,922	722,236	136,007	46,079
Total liabilities	758,755	737,369	740,209	151,845	68,836
Redeemable convertible preferred stock (3)	—	737,009	737,009	166,777	166,777
(Accumulated deficit) retained earnings (2)	(1,390,453)	(1,096,830)	(1,162,878)	(86,191)	8,109
Total stockholders' equity (deficit) (2)	711,359	(1,087,582)	(1,162,427)	(31,753)	60,036

(1)

On January 1, 2019, we adopted Accounting Standards Codification, or ASC, 842, Leases, on a modified retrospective basis. Accordingly, periods prior to 2019 reflect lease accounting under the accounting standards in effect for those periods. See Notes 2 and 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

In October 2018, we paid a special dividend to our stockholders in an aggregate amount of $1,167.1 million, and paid accrued dividends to the holders of our convertible preferred stock of $6.4 million. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the special dividends paid in October 2018.

(3)

In connection with our IPO in September 2020, all of our redeemable convertible preferred stock converted to common stock. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Adjusted EBITDA	$203,449	$159,802	$127,695	$62,956	$30,008
Adjusted EBITDA Margin	36.9%	41.2%	51.2%	40.0%	30.2%

Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA for a particular period as net (loss) income before interest, taxes, depreciation and amortization, and as further adjusted for acquisition related expenses, cash bonuses to vested option holders, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on abandonment and impairment of operating lease assets, charitable stock donation and other (income) expense, net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

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

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as comparative measures.

The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Net (loss) income	$(293,623)	$66,048	$43,793	$28,772	$8,913
Adjusted to exclude the following:
Interest income	(160)	(715)	(154)	(24)	(21)
Interest expense	27,913	49,569	22,193	6,970	3,541
Income tax (benefit) expense	(9,827)	16,930	8,555	10,931	6,188
Depreciation and amortization	18,430	13,573	9,806	9,099	9,089
Other (income) expense, net	(22)	2,967	7	(5)	154
Loss on extinguishment of debt	—	4,877	2,857	3,661	—
Cash bonuses to vested option holders (1)	—	—	38,800	1,400	—
Financing related expenses (2)	1,319	463	—	—	—
Acquisition related expenses (3)	7,366	2,170	15	2	142
Stock-based compensation expense (4)	397,285	3,747	1,762	2,150	2,002
Charitable stock donation (5)	41,721	—	—	—	—
Payroll tax expense related to stock-based compensation	12,086	173	61	—	—
Loss on abandonment and impairment of operating lease assets (6)	961	—	—	—	—
Adjusted EBITDA	$203,449	$159,802	$127,695	$62,956	$30,008
Adjusted EBITDA Margin	36.9%	41.2%	51.2%	40.0%	30.2%

(1)	See detail of cash bonuses to vested option holders above.
(2)	Financing related expenses include third party fees related to proposed financings.
(3)

Acquisition related expenses include third party fees for actual or planned acquisitions, including related legal, consulting and other expenditures, retention bonuses to employees related to acquisitions, and change in fair value of contingent consideration.

(4)

Non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number and the valuation of awards. See detail in table above.

(5)	Non-cash expense related to a donation of 1,075,000 shares of our Class A common stock that was made to a charitable foundation in the fourth quarter of 2020.
(6)	Non-cash loss on the abandonment and impairment of operating lease assets related to certain office space that was abandoned or subleased.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with Part II, Item 6, “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously in our final prospectus dated September 22, 2020 filed with the SEC on September 24, 2020 pursuant to Rule 424(b)(4) (File No. 333-248465) of the Securities Act (the “Prospectus”), under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States.

Healthcare consumers in the United States face an increasing number of challenges. These include a lack of affordability, transparency, and access to care. Additionally, healthcare professionals’ lack of access to current prescription pricing and out of pocket consumer cost information exacerbate the challenges that healthcare consumers face. GoodRx was founded to solve these challenges. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. Today, our expanded platform also provides access to brand medication savings programs, affordable and convenient medical provider consultations and lab tests via our telehealth offerings, GoodRx Care and the GoodRx Telehealth Marketplace, and other healthcare related content. Whether a consumer is insured or uninsured, young or old, or suffers from an acute or a chronic ailment, we strive to be at the consumer’s side throughout their healthcare journey. We believe that our offerings provide significant savings to consumers, and can help drive greater medication adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders. These all contribute to a healthier, happier society.

We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. Our revenue grew 42% for the year ended December 31, 2020 to $550.7 million, up from $388.2 million for the year ended December 31, 2019. In the year ended December 31, 2020, net loss was $293.6 million, compared to net income of $66.0 million in the year ended December 31, 2019. Net loss for the year ended December 31, 2020 was impacted by $383.4 million of stock-based compensation expense and payroll tax expense related to stock-based compensation in connection with equity awards made to the Co-Chief Executive Officers in connection with the IPO, and a $41.7 million charge related to a charitable stock donation in support of our philanthropic endeavors. Adjusted EBITDA was $203.4 million in the year ended December 31, 2020, up from $159.8 million in the year ended December 31, 2019. We have been focusing on capital efficiency and delivering on a cash generative monetization model since inception. Cash flow provided by operating activities grew 58% in the year ended December 31, 2020 to $131.3 million, up from $83.3 million in the year ended December 31, 2019.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see Part II, Item 6, “Selected Financial Data – Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K.

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

The number of Monthly Active Consumers decreased and our prescription offering experienced a decline in activity in the second quarter of 2020 as compared to the first quarter of 2020 as many consumers avoided visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The number of Monthly Active Consumers then sequentially increased in the third and fourth quarters of 2020 as the number of physician visits increased and as consumers partially resumed their interaction with the healthcare system. Even though we saw improved activity in our prescription offering in the third and fourth quarters of 2020, we believe COVID-19 continues to have an adverse impact on our prescription offerings and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription offering, which would have an adverse effect on our business, financial condition and results of operations.

Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand for our telehealth offerings. COVID-19 has significantly accelerated the awareness and use of our telehealth offerings, including demand for our GoodRx Care offering and the utilization of our GoodRx Telehealth Marketplace. While we have experienced a significant increase in demand for the telehealth offerings, there can be no assurance that the levels of interest, demand and use of our telehealth offerings will continue at current levels or will not decrease during or after the pandemic. Any such decrease could have an adverse effect on our growth and the success of our telehealth offerings.

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

The full extent to which the outbreak of COVID-19 will continue to impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—A pandemic, epidemic or outbreak of an infectious disease in the United States, including the outbreak of COVID-19, could impact our business.”

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. This seasonality may impact revenue and sales and marketing expense. The rapid growth of our business may have masked these trends to date, and we expect the impact of seasonality to be more pronounced in the future. However, in 2020 we saw the impact of the COVID-19 pandemic further disrupt these trends. This disruption has continued in 2021 and may continue in future periods.

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

Recent Developments

On March 8, 2021, we entered into a definitive agreement to acquire 100% of the outstanding equity interests of HealthiNation, Inc. (“HealthiNation”) for approximately $75.0 million in cash, subject to customary adjustments and payable at closing of the acquisition. HealthiNation is a leading provider of engaging and informative health video content across all main categories of healthy living. The proposed acquisition will allow us to supplement and expand the services currently available under our existing pharmaceutical manufacturer solutions platform. We expect to fully fund the proposed acquisition with available cash on hand, but may also opt to fund a portion or all of the consideration through borrowings under our existing line of credit.

The proposed acquisition is expected to close in the latter half of the second quarter of 2021, subject to a number of customary conditions, including but not limited to, resolution of any due diligence findings and no material adverse changes occurring in HealthiNation.

Key Financial and Operating Metrics

We use Monthly Active Consumers and Adjusted EBITDA to assess our performance, make strategic and offering decisions and build our financial projections.

Monthly Active Consumers

We define Monthly Active Consumers as the number of unique consumers who have used a GoodRx code to purchase a prescription in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharmaceutical manufacturer solutions offering, or consumers who used our telehealth offerings. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. For example, a unique consumer who uses a GoodRx code twice in January, but who did not use our prescription offering again in February or March, is counted as 1 in January and as 0 in both February and March, thus contributing 0.33 to our Monthly Active Consumers for such quarter (average of 1, 0 and 0). A unique consumer who uses a GoodRx code in January and in March, but did not use our prescription offering in February, would be counted as 1 in January, 0 in February and 1 in March, thus contributing 0.66 to our Monthly Active Consumers for such quarter. Monthly Active Consumers from acquired companies are only included beginning in the first full quarter following the acquisition. Beginning in the fourth quarter of 2020, our Monthly Active Consumers number includes consumers we acquired through the acquisition of Scriptcycle in August 2020.

	Three Months Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	2016	2016	2016	2016	2017	2017	2017	2017	2018	2018	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020
	(in thousands)
Monthly Active Consumers	718	852	981	1,138	1,279	1,309	1,455	1,710	2,020	2,170	2,413	2,750	3,188	3,513	3,787	4,272	4,875	4,418	4,895	5,644

The number of Monthly Active Consumers is a key indicator of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe that this metric reflects our scale, growth and engagement with consumers. The number of average Monthly Active Consumers grew 34% in the year ended December 31, 2020 to 5.0 million, compared to 3.7 million in the year ended December 31, 2019.

Adjusted EBITDA

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

For more information about Adjusted EBITDA and Adjusted EBITDA Margin, including the definition and limitations of such measures, and a reconciliation of Adjusted EBITDA to net (loss) income, the most comparable financial measure calculated in accordance with GAAP, see Part II, Item 6, "Selected Financial Data" included in Part II of this Annual Report on Form 10-K.

The following table presents our Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Adjusted EBITDA	$203,449	$159,802
Adjusted EBITDA Margin	36.9%	41.2%

Adjusted EBITDA grew 27% in the year ended December 31, 2020 to $203.4 million, compared to $159.8 million in the year ended December 31, 2019 as our business continued to grow. Adjusted EBITDA margin decreased from 41.2% to 36.9% due to an increase in cost of revenue relative to revenue due primarily to continued investments in product development and technology, growth of our telehealth offering, as well as investments in our general and administrative infrastructure as we prepared for our IPO and to operate as a public company.

We expect our Adjusted EBITDA and Adjusted EBITDA Margin to fluctuate primarily based on the level of our investments in sales and marketing and product development and technology relative to changes in revenue.

We generally expect to continue to invest in sales and marketing in the near-term, but will continue to evaluate the impact of COVID-19 on our business and actively manage our sales and marketing spend, including investment in consumer acquisition, which is largely variable, as market conditions change. We also intend to continue to invest in product development and technology to continue to improve our platform, introduce new offerings and scale existing ones. Additionally, we expect to continue to invest in our general and administrative infrastructure to support our operations as a public company.

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

Expenses

We incur the following expenses directly related to our cost of revenue and operating expenses:

•

Cost of revenue: Consists primarily of costs related to outsourced consumer support, healthcare provider costs for GoodRx Care, personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees and allocated overhead. Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our telehealth offerings. Our cost of revenue as a percentage of revenue may vary based on the relative growth rates of our various offerings.

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

•

General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, change in fair value of contingent consideration, charitable donations and other general overhead costs. We have incurred, and expect to continue to incur, additional general and administrative costs in compliance, legal, investor relations, insurance, and professional services related to our compliance and reporting obligations as a public company. We have incurred, and also expect to incur, additional general and administrative costs in connection with the vesting and settlement of RSUs, including the grant of restricted stock unit awards covering an aggregate of 12,316,533 shares of Class B common stock to each of our Co-Chief Executive Officers in connection with our IPO in particular. We also anticipate that as we continue to grow as a company our general and administrative costs will increase on an absolute dollar basis.

•

Depreciation and amortization: Consists of depreciation of property and equipment and amortization of capitalized internal-use software costs and intangible assets. Our depreciation and amortization changes primarily based on changes in our property and equipment, intangible assets, and capitalized software balances.

Other (Income) Expense

Our other (income) expense consists of the following:

•	Other (income) expense, net: Consists primarily of third-party transaction expenses related to the modification of our debt facilities.
•	Loss on extinguishment of debt: Consists of losses recognized due to extinguishment of debt.
•	Interest expense: Consists primarily of interest expense associated with the Credit Facilities (as defined below), including amortization of debt issuance costs and discounts.

•	Interest income: Consists primarily of interest income earned on excess cash held in interest-bearing accounts.

Income Tax Benefit (Expense)

Our income tax benefit (expense) consists of federal and state income taxes. Our effective income tax rates for the year ended December 31, 2020 was 3.2% and for the year ended December 31, 2019 was 20.4%. The change in our effective income tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to non-deductible stock-based compensation expense for the Founders Awards made in connection with the IPO. The tax effects of the non-deductible officers’ compensation were offset by excess tax benefits related to the exercise of stock options and tax benefits from U.S. federal and state tax credits. Our effective income tax rate differed from the U.S. statutory tax rate of 21% primarily due to officers’ compensation limitations, stock-based compensation tax deductions, and U.S. federal and state tax credits.

Results of Operations

The following table summarizes key components of our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue:
Prescription transactions revenue	$488,257	$364,582
Other revenue	62,443	23,642
Total revenue	550,700	388,224
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	29,587	14,016
Product development and technology	61,816	29,300
Sales and marketing	255,135	176,967
General and administrative	461,451	14,692
Depreciation and amortization	18,430	13,573
Total costs and operating expenses	826,419	248,548
Operating (loss) income	(275,719)	139,676
Other (income) expense:
Other (income) expense, net	(22)	2,967
Loss on extinguishment of debt	—	4,877
Interest income	(160)	(715)
Interest expense	27,913	49,569
Total other expense, net	27,731	56,698
(Loss) income before income taxes	(303,450)	82,978
Income tax benefit (expense)	9,827	(16,930)
Net (loss) income	$(293,623)	$66,048

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Prescription transactions revenue	$488,257	$364,582	$123,675	34%
Other revenue	62,443	23,642	38,801	164%
Total revenue	$550,700	$388,224	$162,476	42%

Prescription transactions revenue for the year ended December 31, 2020 increased $123.7 million, or 34%, compared to the year ended December 31, 2019, driven primarily by a 34% increase in the number of our average Monthly Active Consumers. We believe prescription transactions revenue continues to be impacted by COVID-19. Scriptcycle active consumers are also included in our Monthly Active Consumers number beginning in the fourth quarter of 2020, the first full quarter post its acquisition.

Other revenue for the year ended December 31, 2020 increased $38.8 million, or 164%, compared to the year ended December 31, 2019. This increase was primarily due to an increase in subscription revenue as a result of an increase in the number of subscribers in the year ended December 31, 2020 compared to the year ended December 31, 2019, an increase in revenue from our pharmaceutical manufacturers offering, and an increase in telehealth revenue driven by GoodRx Care and the launch of the GoodRx Telehealth Marketplace in March 2020.

Costs and operating expenses

Cost of revenue, exclusive of depreciation and amortization

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$29,587	$14,016	$15,571	111%
As a percentage of total revenue	5%	4%

Cost of revenue for the year ended December 31, 2020 increased $15.6 million, or 111%, compared to the year ended December 31, 2019. This increase was primarily due to a $7.1 million increase in provider cost related to our telehealth offerings driven by an increase in the number of online provider visits, a $3.5 million increase in outsourced and in-house personnel related consumer support expense to support our growth, and other increases in allocated overhead, hosting and cloud expenses, and merchant fees.

Product development and technology

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Product development and technology	$61,816	$29,300	$32,516	111%
As a percentage of total revenue	11%	8%

Product development and technology expenses for the year ended December 31, 2020 increased by $32.5 million, or 111%, compared to the year ended December 31, 2019. This increase was primarily due to increases in product development related personnel expenses of $23.8 million due to higher headcount and an increase in stock-based compensation expense related to awards made in connection with and after our IPO. The increase in product development and technology expense was also due to an increase in allocated overhead of $4.6 million to support our product development efforts and an increase in third-party services and contractor expenses related to product development of $4.1 million.

Sales and marketing

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$255,135	$176,967	$78,168	44%
As a percentage of total revenue	46%	46%

Sales and marketing expenses for the year ended December 31, 2020 increased by $78.2 million, or 44%, compared to the year ended December 31, 2019. This increase was primarily due to a $58.7 million increase in advertising expenses and a $14.1 million increase in sales and marketing related personnel expenses due to higher headcount and an increase in stock-based compensation expense related to awards made in connection with and after our IPO.

We continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and administrative

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$461,451	$14,692	$446,759	3,041%
As a percentage of total revenue	84%	4%

General and administrative expenses for the year ended December 31, 2020 increased by $446.8 million, or 3,041%, compared to the year ended December 31, 2019. This increase was primarily due to $383.4 million of expense related to the Founders Awards made in connection with the IPO as further described in Note 15 of our audited consolidated financial statements, made up of $373.0 million of stock based compensation and $10.4 million payroll tax related to this award, and a $41.7 million charge related to a charitable stock donation in support of our philanthropic endeavors. The increase in general and administrative expense was also due to a $10.3 million increase in other executive and administrative related personnel expenses due to higher headcount and an increase in stock-based compensation expense related to awards made in connection with and after our IPO, and a $9.0 million increase in insurance and professional and other fees to support our growth, preparation for our IPO, and operations as a public company after our IPO.

Depreciation and amortization

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Depreciation and amortization	$18,430	$13,573	$4,857	36%
As a percentage of total revenue	3%	3%

Depreciation and amortization expenses for the year ended December 31, 2020 increased by $4.9 million, or 36%, compared to the year ended December 31, 2019. This increase was due primarily to a $2.6 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $1.5 million increase in intangible assets amortization as a result of intangible asset additions from our 2019 and 2020 acquisitions. We expect depreciation to increase over the near term due to $21.8 million of tangible assets placed in service towards the end of the fourth quarter of 2020 related to our new office facility in Santa Monica.

Other (income) expense, net

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other (income) expense, net	$(22)	$2,967	$(2,989)	(101)%
As a percentage of total revenue	0%	1%

Other expenses decreased by $3.0 million compared to 2019 due to third-party transaction expenses related to an amendment to the First Lien Credit Agreement in November 2019.

Loss on extinguishment of debt

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Loss on extinguishment of debt	$—	$4,877	$(4,877)	(100)%
As a percentage of total revenue	0%	1%

In 2019, we recognized a loss of $4.9 million related to prepayment penalties and the write-off of unamortized loan fees upon the extinguishment of our Second Lien Term Loan Facility (as defined below) in November 2019.

Interest income

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$(160)	$(715)	$555	(78)%
As a percentage of total revenue	0%	0%

The decrease in interest income was primarily due to lower interest rates during the year ended December 31, 2020, compared to the year ended December 31, 2019.

Interest expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$27,913	$49,569	$(21,656)	(44)%
As a percentage of total revenue	5%	13%

Interest expense for the year ended December 31, 2020 decreased by $21.7 million, or 44%, compared to the year ended December 31, 2019 primarily due to the November 2019 amendment to increase the amount of the First Lien Term Loan Facility in order to repay all amounts outstanding under the Second Lien Term Loan Facility, which bore interest at a higher rate than the First Lien Term Loan Facility, as further described below, as well as due to lower average debt balances and lower interest rates.

Income tax benefit (expense)

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Income tax benefit (expense)	$9,827	$(16,930)	$26,757	(158)%
Effective income tax rate	3%	20%

For the year ended December 31, 2020, we had an income tax benefit of $9.8 million, compared to income tax expense of $16.9 million for the year ended December 31, 2019 and an effective income tax rate of 3% and 20%, respectively. This difference was due primarily to the pre-tax loss for the year ended December 31, 2020 as a result of $373.0 million of stock-based compensation expense related to the Founders Awards made in connection with the IPO and a $41.7 million charge related to a charitable stock donation in support of our philanthropic endeavors. The tax effects of the non-deductible Founders Awards stock-based compensation expense were partially offset by excess tax benefits related to the exercise of stock options and tax benefits from U.S. federal and state tax credits.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based Revolving Credit Facility. As of December 31, 2020, we had cash and cash equivalents of $968.7 million and $90.9 million available under the Revolving Credit Facility.

We believe that our net cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors”. We historically have not had any off-balance sheet arrangements nor do we currently have any off-balance sheet arrangements as defined under SEC rules.

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

In light of the large number of RSUs subject to the Founders Awards that were granted in connection with our IPO in September 2020, we have incurred and anticipate that we will incur substantial additional stock-based compensation and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million. Given the Company’s stock price for the post IPO period, all of the stock price goals with respect to the Performance-Vesting Founders Awards, (see Note 15 of our consolidated financial statements) were achieved in October 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested during the year ended December 31, 2020. During the year ended December 31, 2020, the Company has recognized a cumulative $373.0 million of stock-based compensation expense related to the Founders Awards, of which $53.2 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. At December 31, 2020, there was $160.3 million of total unrecognized stock-based compensation cost related to the time-vesting portion of the Founders Awards, which is expected to be recognized over the weighted average remaining service period of 2.1 years. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the settlement date. On the settlement dates for the RSUs, we plan to withhold shares and remit income taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. As an employee earns compensation, both the employer and the employee are liable for some portion of Social Security taxes and Medicare taxes (collectively referred to as “FICA” taxes) on the compensation. FICA taxes are generally due in the period when the substantial risk of forfeiture lapses. As the Performance-Vesting Founders Awards vested in October 2020, the Company accelerated the settlement of 0.7 million RSUs during the fourth quarter of 2020 sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining non-accelerated 15.7 million Performance-Vesting Founders Awards shares will not be issued until three years from the vesting date or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

Assuming an approximate 47% income tax withholding rate and stock price of $65.00 per share at settlement, for the 15.7 million Performance-Vesting Founders Award shares that vested and have yet to be settled as described in the preceding paragraph, we estimate that our cash obligation on behalf of our Co-Founders to the relevant tax authorities to satisfy income tax withholding obligations would be approximately $481.7 million, and we would deliver an aggregate of approximately 8.3 million shares of our Class B common stock to net settle these awards, after withholding an aggregate of approximately 7.4 million shares of our Class B common stock. The actual amount of the income tax obligations and the number of shares to be delivered could be higher or lower, depending on the price of our Class A common stock upon settlement and the applicable income tax withholding rates then in effect.

Credit Facilities

In October 2018, GoodRx, Inc., our wholly owned subsidiary, as borrower, and GoodRx Intermediate Holdings, LLC, entered into a first lien credit agreement with various lenders (“First Lien Credit Agreement”). The First Lien Credit Agreement provided for a $40.0 million Revolving Credit Facility and a $545.0 million senior secured term loan facility (“First Lien Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). In November 2019, the First Lien Term Loan Facility was amended to increase the amount of the facility to $700.0 million. Additionally, in May 2020, the Revolving Credit Facility was amended to increase the amount of the facility to $100.0 million.

The Revolving Credit Facility and the First Lien Term Loan Facility under the First Lien Credit Agreement are collateralized by substantially all of our assets, including our intellectual property, and 100% of the equity interest of GoodRx, Inc.

The First Lien Credit Agreement that governs the Revolving Credit Facility and the First Lien Term Loan Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, repurchases of stock, dividends and other distributions. GoodRx, Inc. is restricted from making dividend payments, loans or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. In addition, GoodRx, Inc. is subject to a financial covenant whereby GoodRx, Inc. is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 8.2 to 1.0. At December 31, 2020, we were in compliance with the covenants under the First Lien Credit Agreement.

Revolving Credit Facility

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin rate, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), that ranges from 2.50% to 3.00%. The Revolving Credit Facility has a variable commitment fee, which is based on the Company’s most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), and ranges from 0.25% to 0.50% per annum. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum of our aggregate undrawn and disbursed but unreimbursed letters of credit. The Revolving Credit Facility expires on October 11, 2024. As of December 31, 2020, there was no outstanding principal balance under the Revolving Credit Facility.

Under the terms of a lease agreement entered into during September 2019, GoodRx, Inc. assigned to the landlord drawdown rights against the Revolving Credit Facility for up to $9.0 million to meet the contractual line of credit requirement in the lease agreement. The landlord can draw on the Revolving Credit Facility in the event of the Company’s default on rent or damages to the building. The assigned rights to the landlord will be held for the initial three years of the lease term, and subject to certain conditions, the letter of credit will decrease thereafter by up to 10% per year based upon the original amount to no less than $2 million. This outstanding letter of credit to the landlord reduces our available borrowings under the Revolving Credit Facility by an amount equal to the value of assigned rights. There were outstanding letters of credit issued against the Revolving Credit Facility for $9.1 million as of December 31, 2020, which reduces the Company’s available borrowings under the Revolving Credit Facility to $90.9 million.

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

The effective interest rate on the First Lien Term Loan Facility was 3.97% for the year ended December 31, 2020 and 5.90% for the year ended December 31, 2019.

The carrying value of the First Lien Term Loan Facility was $666.9 million, net of unamortized debt issuance costs and discount of $14.2 million, as of December 31, 2020.

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

Holding Company Status

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. The First Lien Credit Agreement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments.  Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of the Credit Facilities as of December 31, 2020. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$131,341	$83,286
Net cash used in investing activities	(91,617)	(37,055)
Net cash provided by (used in) financing activities	905,817	(54,781)
Net change in cash	$945,541	$(8,550)

Net cash provided by operating activities

Net cash provided by operating activities was $131.3 million for the year ended December 31, 2020 consisting of $293.6 million of net loss, adjusted for $457.4 million of non-cash expenses, made up primarily from the combination of stock-based compensation of $397.3 million, including $373.0 million of stock-based compensation related to the Founders Awards made in connection with the IPO and a charitable stock donation of $41.7 million in support of our philanthropic endeavors. These non-cash expenses were partially offset by $32.5 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by an increase in income taxes receivable due to our third and fourth quarter tax benefit and increases in accrued expenses and other current liabilities, accounts receivable, accounts payable, and prepaid expenses due to our growing operations.

Net cash provided by operating activities was $83.3 million for the year ended December 31, 2019 consisting of $66.0 million of net income, adjusted for $22.1 million of non-cash expenses, partially offset by $4.8 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by increases in accounts receivable, partially offset by an increase in our accrued expenses and other current liabilities due to our growing operations.

Net cash used in investing activities

Net cash used in investing activities of $91.6 million for the year ended December 31, 2020 was related to $55.8 million in cash consideration, net of cash acquired, related to the acquisition of Scriptcycle, $20.6 million for capital expenditures, due primarily to leasehold improvements and furniture and fixtures related to our new office facility in Santa Monica, California, and $15.3 million for capitalized software.

Net cash used in investing activities of $37.1 million for the year ended December 31, 2019 was related to $31.3 million in cash consideration, net of cash acquired, related to our 2019 acquisitions, $4.3 million for capitalized software, and $1.4 million for capital expenditures.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $905.8 million for the year ended December 31, 2020 was related to $886.9 million in net proceeds from our IPO, $100.0 million in proceeds from our private placement in September 2020, and $6.0 million from exercise of options, partially offset by a net $7.0 million in long-term debt principal payments, $78.7 million for employee taxes paid related to net share settlement of equity awards, and payments of $1.3 million for debt issuance costs related to increasing the amount of our line of credit in May 2020.

Net cash used in financing activities of $54.8 million for the year ended December 31, 2019 was primarily related to $211.8 million in long-term debt payments and payments of $2.2 million for debt issuance costs and prepayment penalties, partially offset by $154.6 million in proceeds from long-term debt and $4.7 million in proceeds from issuance of common stock and exercise of options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Principal payments on long-term debt (1)	$681,126	$7,029	$14,058	$660,039	$—
Interest on long-term debt (2)	93,072	19,646	38,681	34,745	—
Operating lease obligations (3)	51,519	4,539	9,841	9,343	27,796
Purchase commitments (4)	8,988	4,168	4,520	300	—
Credit fee payments (5)	4,145	466	909	821	1,949
Total	$838,850	$35,848	$68,009	$705,248	$29,745

(1)

Long-term debt represents borrowings under the Credit Facilities. Under the Credit Facilities we are required to pay quarterly principal payments of 0.25% of the outstanding principal balance of the First Lien Term Loan Facility through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due on October 10, 2025. We are required to pay any outstanding principal balance of the Revolving Credit Facility on October 11, 2024.

(2)

Our long-term debt bears a floating interest rate based on LIBO. The interest obligation on long-term debt included in the table above is based on the interest rate in effect at December 31, 2020 of 2.90%.

(3)

Operating lease obligations relate to our office space facilities. These lease terms expire on various dates through 2031. The majority of the lease agreements are renewable at the end of the lease period.

(4)

Effective from July 1, 2020, the Company entered into an addendum to our agreement with a third-party, pursuant to which we committed to spend an aggregate of $0.6 million in marketing for each of the twelve-month period after July 1, 2020 for the contract duration of three years plus one year of auto renewal. In December 2020, the Company amended our commercial agreement with another third-party, pursuant to which we committed to spend an aggregate of at least $3.3 million annually between January 2021 and December 2022 on cloud hosting services.

(5)

We are required to pay a commitment fee of 0.25% based on the unused portion and 2.625% on the used portion of the Revolving Credit Facility. As of December 31, 2020, we were contingently liable for approximately $9.1 million in standby letters of credit as security for our operating lease obligations.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2020 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Our revenue is primarily derived from prescription transaction fees generated when pharmacies fill prescriptions for consumers. We also generate other revenue from subscription, pharmaceutical manufacturer solutions and telehealth services.

On January 1, 2019, we adopted ASC 606, Revenue from contracts with customers, on a modified retrospective basis. The adoption of ASC 606 was applied to all contracts at the date of initial application and did not have a material impact on our revenue recognition.

Prescription Transactions Revenue

Prescription transactions revenue is primarily generated from PBMs, or customers, when a prescription is filled with a GoodRx code provided through our platform, and saves money compared to the list price in that pharmacy. In our contracts with customers, the nature of our promise is to direct prescription volume through our platform, which may include marketing through our apps, websites and GoodRx cards. These activities are not distinct from each other and are not separate performance obligations. Our performance obligation is to connect consumers with pharmacies that are contracted with our customers. We have no performance obligation to fill prescriptions.

Contracts with PBMs provide that we are entitled to either a percentage of fees the PBM charges the pharmacy or fixed amount per type of medication prescription, when a consumer uses a GoodRx code provided through our platform. Our performance obligation is satisfied upon the completion of pharmacies filling prescriptions. We recognize revenue for the estimated fee due from the customers at a point in time when a prescription is filled.

We receive reporting from customers of the number of prescriptions and amount of consideration to which we are entitled at a prescription level. Certain arrangements with PBMs provide that the amount of consideration we are entitled to is based on the volume of prescription fills each month. In addition, the amount of consideration to which we are entitled may be adjusted in the event that a fill is determined ineligible, or based upon other adjustments allowed under our contracts with customers. We estimate the amount we expect to be entitled to using the expected value method based on the historical experience of the number of prescriptions filled, ineligible fills and applicable rates.

Other Revenue

Other revenue consists of subscription revenue from our subscription offerings, revenue generated from pharmaceutical manufacturers for advertising and integrating onto our platform their affordability solutions to our consumers and advertising in direct mailers, and revenue generated by GoodRx Care and the GoodRx Telehealth Marketplace.

Subscription revenue consists of subscriptions to Gold and Kroger Savings. For Gold, subscribers purchase a monthly subscription that provides access to lower prices for prescriptions and telehealth. Subscribers can cancel their GoodRx Gold subscription at any time. We recognize revenue for Gold over the subscription period. For Kroger Savings, subscribers pay an annual upfront fee for a subscription that provides access to lower prices on prescriptions at Kroger pharmacies. At the commencement of the subscription term, subscribers pay the annual fee to us which we share with Kroger. Kroger Savings subscription fees are generally nonrefundable to the subscriber after the first 30 days, unless we cancel the subscription, in which case the subscriber is entitled to a pro rata refund. We recognize revenue for Kroger Savings over the subscription period, net of the fee shared with Kroger.

Pharmaceutical manufacturer solutions revenue consists primarily of revenue generated through advertisements placed in apps, websites and direct mailers for pharmaceutical manufacturers. Customers may purchase advertisements for a fixed fee that appear on our apps and websites for a specified period of time, and revenue is recognized over the term of the arrangement. Customers may also purchase advertisements for which we charge fees on a cost-per-click basis, or they may purchase advertisements placed in our direct mailers. Revenue for these arrangements is recognized at a point-in-time when the advertisement is clicked or when the direct mailer is shipped.

Telehealth revenue consists primarily of revenue generated from consumers who complete a telehealth visit with a member of our network of qualified healthcare professionals. Consumers pay a fee per telehealth visit and we recognize the fee as revenue at a point-in-time when the visit is complete.

Stock-Based Compensation

Stock-based compensation cost is allocated to cost of revenue, product development and technology, sales and marketing, and general and administrative expense in the consolidated statements of operations. Compensation cost for stock options, restricted stock units and restricted stock awards granted to employees is based on the fair value of these awards at the date of grant. We recognize compensation cost over the requisite service period, which is generally the vesting period of the award. For awards that vest based on continued service, compensation cost is recognized on a straight-line basis over the requisite service period. For awards with performance vesting conditions, compensation cost is recognized on a graded vesting basis when it is probable the performance condition will be achieved. Stock-based compensation cost for awards that contain market vesting conditions is recognized on a graded vesting basis over the requisite service period, even if the market condition is not satisfied. For our awards with market conditions, the requisite service period is the longer of the service period, performance period or derived service period from a Monte Carlo simulation model. For awards that contain service, performance and market vesting conditions, the Company commences recognition of stock-based compensation cost once it is probable that the performance condition will be achieved. If the performance condition is an initial public offering or a change in control event, the performance condition is not probable of being achieved for accounting purposes until the event occurs. Once it is probable that the performance condition will be achieved, the Company recognizes stock-based compensation cost over the remaining requisite service period under a graded vesting model, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved. Thereafter, expense is recognized even if the market condition was not or is not achieved, provided the employee continues to satisfy the service condition. To the extent that the market vesting conditions are achieved earlier than the end of the requisite service period, then stock-based compensation cost is accelerated. Forfeitures are recognized when they occur.

Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options with service and performance vesting conditions, while the fair value of our common stock at the date of grant is used to measure the fair value of restricted stock units and restricted stock awards with service and performance conditions. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the market condition.

The valuation of stock-based compensation awards using the Black-Scholes option-pricing model or the Monte Carlo simulation model require the input of subjective assumptions, which include:

•

For periods prior to our IPO, because there was no public market for our common stock, the   fair value of the common stock underlying our stock-based awards was determined by our board of directors. Our board of directors determined the common stock fair value at the stock option grant date by considering several objective and subjective factors, as discussed below. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following our IPO, the fair value of common stock is determined on the grant date using the closing price of our publicly-traded common stock.

•	Expected volatility is based on historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants.

•

The expected term for service and performance vesting conditions is based on historical and estimates of future exercise behavior. For awards with market conditions, the term is derived from the Monte Carlo simulation model.

•	The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the options.
•	The dividend yield is based on our current expectations of dividend payouts.

We used a Monte Carlo simulation model to calculate the grant date fair value of the Performance-Vesting Founders Awards and the derived service period. The primary inputs used in the Monte Carlo simulation model were volatility of 55% and our estimated cost of equity of 11%. We then applied a 20% discount for lack of marketability (“DLOM”) to the value of the RSUs as the issuance of the shares for these awards is deferred by three-years from the applicable vesting date, or earlier, upon a qualifying change in control or to satisfy tax withholding requirements. The Company utilized the Finnerty Model to calculate the DLOM using inputs, including length of holding period, volatility and dividend yield, with volatility considered as a significant Level 3 input in the fair value hierarchy. The grant date fair value of the Time-Vesting Founders Awards was estimated based on the fair value of our common stock on the date of grant.

The assumptions used in the Black-Scholes option-pricing model and the Monte Carlo simulation model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, stock-based compensation could be materially different in the future.

Common Stock Valuation

Subsequent to the completion of our IPO in September 2020, the fair value of common stock was determined on the grant date using the closing price of the Company’s common stock. Prior to the IPO, given our common stock was not publicly traded, our board of directors exercised significant judgment in determining the fair value of our common stock on the date of each stock-based grant, with input from management and based on several objective and subjective factors. In determining the fair market value of our common stock, our board of directors considered the following:

•	the prices of our redeemable convertible preferred stock sold to outside investors in arms-length transactions;
•	the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock;
•	our operating and financial performance;
•	our stage of development and current business conditions and projections affecting our business, including the introduction of new products and services;
•	the hiring of key personnel;
•

the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, in light of prevailing market conditions;

•	any adjustment necessary to recognize a lack of a liquid trading market for our common stock;
•	the market performance of comparable publicly traded companies; and
•	the overall U.S. economic, regulatory and capital market conditions.

In valuing our common stock, we first determined the equity value using both the income and market approach valuation methods. In addition, we also considered values implied by sales of preferred and common stock, if applicable. We then allocated the equity value to our classes of stock using an option-pricing model (“OPM”) or Probability Weighted Expected Return Method (“PWERM”).

The income approach estimates equity value based on the expectation of future cash flows that a company will generate. These future cash flows, and an assumed terminal value, are discounted to their present values using a discount rate based on a weighted-average cost of capital that reflects the risks inherent in the cash flows. The market approach estimates equity value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.

Once we determined an equity value, we used a combination of approaches to allocate the equity value to each of our classes of stock. We used the OPM, and more recently also used the OPM in combination with the PWERM. The OPM allocates values to each equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights, and strike prices of the equity instruments. Using the PWERM, the value of our common stock was estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events, which included an IPO, merger or sale, dissolution, or continued operation as a private company. In determining the estimated fair value of our common stock, we considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we also applied a lack of marketability discount to the equity value.

Business Combinations

The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, discount rates and selection of comparable companies. For material acquisitions, we may engage the assistance of valuation specialists in concluding on fair value measurements of certain assets acquired or liabilities assumed in a business combination.

Jumpstart Our Business Startups Act of 2012

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period. As a result of this election, our timeline to comply with these standards will in many cases be delayed as compared to other public companies that are not eligible to take advantage of this election or have not made this election. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with the public company effective dates for these standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We only have operations within the United States and therefore do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes.

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to the Credit Facilities which bear floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase in interest rates would have increased our interest expense by $7.2 million for the year ended December 31, 2020.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation Measures

We are in the early stages of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the audit committee and the board of directors, is engaged in remedial activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:

•

We have prepared a remediation plan for each of the material weaknesses and begun training process owners, developing new controls, enhancing existing controls, evaluating process adoption and monitoring results.

•	We have engaged third party professionals to advise management in connection with the remediation of each of the material weaknesses.
•

We have recently hired, and plan to continue to hire in 2021, additional accounting, human resources, payroll and IT personnel to bolster our technical reporting, transactional accounting and IT capabilities. We are implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and implement formal controls over segregation of duties.

•	We are implementing procedures to identify and evaluate changes in our business and the impact on our controls.
•

We are formally assessing complex accounting transactions and other technical accounting and financial reporting matters including controls over the preparation and review of accounting memoranda addressing these matters. During the third and fourth quarters of 2020, we implemented controls to identify complex accounting transactions and to require that the accounting implications of such transactions are formally assessed, documented and reviewed by a relevant senior member of our accounting team. In addition, we have engaged third party subject matter experts to advise us with respect to certain complex non-routine transactions in addition to management’s review of such transactions, where appropriate.

•

In the first quarter of 2020, we implemented a new enterprise resource planning (“ERP”) system. We are in the process of designing and implementing controls over this ERP system to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

•

We are implementing formal processes, policies, and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates, establishing and reviewing thresholds for business performance reviews, and formalizing procedures over the review of financial statements. In the fourth quarter of 2020, we began to implement an external financial reporting review function within our existing finance team to support our regulatory external financial reporting objectives.

•

We are enhancing IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls, enhancing testing and approval controls for program development, and implementing more robust IT policies and procedures over change management and computer operations.

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

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors.

Name	Age	Position	In Current Position Since
Trevor Bezdek	43	Director & Co-Chief Executive Officer	September 2011
Douglas Hirsch	50	Director & Co-Chief Executive Officer	September 2011
Christopher Adams	41	Director	October 2015
Julie Bradley	52	Director	August 2020
Dipanjan Deb	51	Director	October 2015
Adam Karol	45	Director	October 2018
Jacqueline Kosecoff	71	Director	May 2016
Stephen LeSieur	47	Director	October 2015
Gregory Mondre	46	Director	October 2018
Agnes Rey-Giraud	56	Director	June 2016

The following are brief biographies describing the backgrounds of our directors.

Trevor Bezdek

Mr. Bezdek is one of our co-founders and has served as our Co-Chief Executive Officer since January 2015 and as a member of our board of directors since our founding in September 2011. Mr. Bezdek also serves as President and Chief Executive Officer of two of our wholly-owned subsidiaries. Previously, Mr. Bezdek served as Managing Partner at Tryarc, LLC, an information technology consulting firm from 2001 to 2007, and co-founded Bioware, a community for biologists and scientists. Mr. Bezdek holds a B.S. in Biological Sciences from Stanford University. We believe Mr. Bezdek is qualified to serve as a member of our board of directors because of his extensive experience in the healthcare, prescription medication and technology industries, in addition to the continuity he brings as one of our co-founders and Co-Chief Executive Officers.

Douglas Hirsch

Mr. Hirsch is one of our co-founders and has served as a Chief Executive Officer and as a member of our board of directors since our founding in September 2011. From January 2015, Mr. Hirsch served as our Co-Chief Executive Officer. Prior to our founding, Mr. Hirsch served as Chief Executive Officer at DailyStrength, Inc., a healthcare-focused social network centered on support groups, from March 2005 to November 2008, and previously held senior roles at Facebook, Inc., and Yahoo! Inc. Mr. Hirsch holds a B.A. in Political Science from Tufts University. We believe Mr. Hirsch is qualified to serve on our board of directors because of the historical knowledge, operational expertise, leadership, and continuity that he brings to our board of directors as our co-founder and Co-Chief Executive Officer.

Christopher Adams

Mr. Adams has served as a member of our board of directors since October 2015. Mr. Adams is a Partner at Francisco Partners Management, L.P. (“Francisco Partners”) a private equity firm, where he has served since August 2008. Prior to this, Mr. Adams was an associate at American Securities Capital Partners, a private equity firm, and a management consultant at Bain & Company. Mr. Adams also serves on the board of directors of several private companies. Mr. Adams holds a B.S. in Computer Engineering from the Georgia Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Adams is qualified to serve as a member of our board of directors because of his extensive experience in analyzing, investing in, and serving on the board of directors of several healthcare and technology companies from working in the private equity industry.

Julie Bradley

Ms. Bradley has served as a member of our board of directors since August 2020. Ms. Bradley previously served as the Chief Financial Officer of Tripadvisor, Inc., a public company that operates an online travel planning website and mobile app, from October 2011 to November 2015. Currently, Ms. Bradley serves on the board of directors of Wayfair Inc., since September 2012, where she is the member of the Audit Committee and Nominating and Governance Committee, and Blue Apron Holdings, Inc., since September 2015, where she serves on the Audit Committee and Compensation Committee. Ms. Bradley previously served on the board of directors of Constant Contact, Inc. from June 2015 to February 2016, where she served on the Audit Committee, Compensation Committee and Merger and Acquisition Committee. Ms. Bradley additionally serves on the board of directors for a private company. Ms. Bradley received a B.A. in Economics from Wheaton College. We believe Ms. Bradley is qualified to serve on our board of directors due to her financial expertise and experience serving on the board of directors of numerous technology-based companies.

Dipanjan Deb

Mr. Deb has served as a member of our board of directors since October 2015. Mr. Deb is a founder of Francisco Partners and has served as the Managing Partner/Chief Executive Officer of Francisco Partners since September 2005. Mr. Deb has also served as a Partner of Francisco Partners since its founding in August 1999. Prior to founding Francisco Partners, Mr. Deb was a principal at TPG Capital, a private equity firm, a Director of Semiconductor Banking at Robertson, Stephens & Company and a management consultant at McKinsey & Company. Mr. Deb has served on the board of directors of numerous public companies including most recently Ichor Systems, Inc. from February 2012 to May 2018, and currently serves on the board of directors of several private companies. Mr. Deb holds a B.S. in Electrical Engineering and Computer Science from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Deb is qualified to serve as a member of our board of directors because of his experience in the private equity and venture capital industries analyzing, investing in and serving on the boards of directors of manufacturing and technology companies.

Adam Karol

Mr. Karol has served as a member of our board of directors since October 2018. Mr. Karol is a Managing Director at Silver Lake. He joined Silver Lake in 2009 as a Principal and then served as a Director from 2013 to December 2018. Prior to Silver Lake, Mr. Karol worked at Silver Point Capital, L.P., an asset management firm, and at Perry Capital, a multi-strategy investment firm. Mr. Karol serves on the board of directors for A Place for Mom, Inc. Mr. Karol holds a B.S. in Finance and Management Information Systems from Boston College and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Mr. Karol is qualified to serve on our board of directors because he has significant experience in private equity investing and expertise in technology investing.

Jacqueline Kosecoff

Dr. Kosecoff has served as a member of our board of directors since May 2016. Dr. Kosecoff is a Managing Partner at Moriah Partners, LLC, where she has served since 2012. Dr. Kosecoff has also served as a Senior Advisor at Warburg Pincus since March 2012. Dr. Kosecoff has had an extensive career in healthcare including serving as Executive Vice President of PacifiCare where she had responsibility for its PBM, Medicare Part D Drug Program, and Behavioral Health, Dental and Vision companies. At UnitedHealth Group, Dr. Kosecoff was CEO of OptumRx, with responsibility for UnitedHealth’s PBM, Specialty Pharmacy and Consumer Health Products. Currently, Dr. Kosecoff serves on the board of directors of Houlihan Lokey, where she also serves on Houlihan Lokey’s Audit Committee and Nominating and Governance Committee, Sealed Air Corporation where she chairs the Compensation Committee and also serves on the Nominating and Governance Committee, STERIS Corporation, where she chairs the Organization and Compensation Committee and also serves on the Nominating and Governance Committee, TriNet, and several private companies. Dr. Kosecoff holds a B.A. in Mathematics from the University of California, Los Angeles, an M.S. in Applied Mathematics from Brown University and a Ph.D. with a concentration in Research Methods from the University of California, Los Angeles, School of Education. We believe Dr. Kosecoff is qualified to serve on our board of directors because of her extensive experience serving on the board of directors of several public and private companies and her experience and knowledge in the healthcare sector, including healthcare services and technology.

Stephen LeSieur

Mr. LeSieur has served as a member of our board of directors since October 2015. Mr. LeSieur is a Managing Director at Spectrum Equity, a growth stage private equity firm, where he has served since 2005 and co-leads the firm’s healthcare technology investing efforts. Prior to Spectrum, Mr. LeSieur was an associate at Trident Capital. Mr. LeSieur serves and has served on the board of directors of several private healthcare and software companies. Mr. LeSieur holds a B.A. in Economics from Princeton University and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe Mr. LeSieur is qualified to serve on our board of directors because of his extensive experience in private equity investing and serving on the boards of directors of numerous healthcare and technology-based companies.

Gregory Mondre

Mr. Mondre has served as a member of our board of directors since October 2018. Mr. Mondre is Co-Chief Executive Officer at Silver Lake. He joined Silver Lake in 1999 and most recently served as a Managing Partner and Managing Director of the firm from January 2013 to December 2019. Mr. Mondre currently serves on the board of directors of Expedia Group, Inc., a position he has held since May 2020, and Motorola Solutions, a position he has held since August 2015 and where he also serves on the Audit and Governance and Nominating Committees. He previously served as a director of GoDaddy Inc. from May 2014 to February 2020, and of Sabre Corporation from March 2007 to December 2018. Mr. Mondre holds a B.S. degree in Economics from The Wharton School of the University of Pennsylvania. We believe Mr. Mondre is qualified to serve on our board of directors because of his significant experience in private equity investing and expertise in technology and technology-enabled industries.

Agnes Rey-Giraud

Ms. Rey-Giraud has served as a member of our board of directors since June 2016. Ms. Rey-Giraud is the Founder, Chairman and Chief Executive Officer of Acera Surgical Inc., a bioscience company, where she has served since its founding in January 2013. Ms. Rey-Giraud previously served as an Executive Vice President and the President of Operations at Express Scripts, a pharmacy benefit management organization, from May 1999 to May 2011. Ms. Rey-Giraud also serves on the board of directors for several private companies. Ms. Rey-Giraud holds a B.S. and M.S. in Mechanical Engineering from Ecole Nationale d’Ingenieurs de Saint Etienne (ENISE), France, a MMa in Operations Management from Ecole de Management de Lyon (EM Lyon), France and an M.B.A. from the University of Chicago. We believe Ms. Rey-Giraud is qualified to serve on our board of directors because of her experience and expertise in the PBM industry as an executive of a large publicly traded company and her experience serving on the board of directors of several companies.

Information about our Executive Officers

Name	Age	Position	In Current Position Since
Trevor Bezdek	43	Director & Co-Chief Executive Officer	January 2015
Douglas Hirsch	50	Director & Co-Chief Executive Officer	January 2015
Karsten Voermann	51	Chief Financial Officer	March 2020
Andrew Slutsky	35	President, Consumer	October 2019
Babak Azad	47	Chief Marketing Officer & SVP, Marketing & Communications	October 2019
Bansi Nagji	56	President, Healthcare	June 2020

The following are brief biographies describing the backgrounds of our executive officers.

The biography for each of Mr. Bezdek and Mr. Hirsch appears above in the section titled “Information about our Directors”.

Karsten Voermann

Mr. Voermann has served as our Chief Financial Officer since March 2020. From May 2018 to February 2020, Mr. Voermann served as Chief Financial Officer of Mercer Advisors, an investment advisory services firm, and from July 2015 to May 2018, Mr. Voermann served as Chief Financial Officer of Ibotta, an app-based provider of consumer discounts on consumer packaged goods and other items, and has over 20 years of financial experience with public and private companies. Mr. Voermann holds an H.B.A. in Business from the University of Western Ontario and an M.B.A. from Harvard Business School.

Andrew Slutsky

Mr. Slutsky has served as our President, Consumer since October 2019 and has been at the Company since February 2012 and was our third employee. From 2011 to 2012, Mr. Slutsky served as a Senior Marketing Manager at RentTheRunway, an internet clothing company, and from 2008 to 2011, Mr. Slutsky served as a Director of Loeb Enterprises, a venture capital company, where he launched digital marketing for Loeb Enterprises’ early pharmacy discount program. Mr. Slutsky holds a B.A. in Political Science from Amherst College.

Babak Azad

Mr. Azad has served as our Chief Marketing Officer and SVP, Marketing & Communications since October 2019. Mr. Azad is the Founder of Round 2 Ventures, LLC, a marketing consulting business, focused on marketing activities of various clients, including GoodRx from June 2017 to October 2019. Mr. Azad served as a Senior Vice President of Media and Customer Acquisition for Beachbody, LLC, a developer of health and fitness related products, from February 2007 to April 2015. Mr. Azad holds a B.S. in Mathematics from MIT and an M.B.A. from the Stanford Graduate School of Business.

Bansi Nagji

Mr. Nagji has served as our President, Healthcare since June 2020. Previously, Mr. Nagji served for more than 5 years as the Executive Vice President and Chief Strategy and Business Development Officer at McKesson Corporation, a global leader in healthcare supply chain management solutions and retail pharmacy. Prior to McKesson Corporation, Mr. Nagji served from January 2013 to February 2015 as a Principal of Deloitte Consulting, LLP, a consulting firm, and as the Global Leader of Monitor Deloitte. Mr. Nagji previously worked for almost 20 years at Monitor Group, a global strategy consulting firm, and served as a senior partner and President of the firm when it merged with Deloitte. Currently, Mr. Nagji serves on the board of directors of Change Healthcare, Inc., where he also sits on the Compensation Committee and Nominating and Corporate Governance Committee. He has previously served as a director of several private companies, including Deloitte LLP from 2013 to 2015. Mr. Nagji received B.A. and M.A. degrees from Cambridge University and an M.B.A. with Distinction from INSEAD.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

The board of directors has adopted a written code of business conduct (the “Code of Business Conduct and Ethics”) that applies to all of our directors, officers and employees, including our principal executive officers and our principal financial and accounting officer. A copy of the code is available on our website at www.goodrx.com in the “Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

Governance Documents

We believe that good corporate governance is important to ensure that GoodRx is managed for the long-term benefit of our stockholders. Our Nominating and Governance Committee will periodically review and reassess our Governance Guidelines, other governance documents and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website under the “Governance” section at https://investors.goodrx.com/, or by writing to our secretary at our offices at 2701 Olympic Boulevard, Santa Monica, California 90404.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2020 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2020 other than one Form 4 reporting three late transactions for Trevor Bezdek, one Form 4 reporting three late transactions for Douglas Hirsch, one Form 4 reporting two late transactions for Bansi Nagji, one Form 4 reporting two late transactions for Andrew Slutsky and one Form 4 reporting one late transaction for Silver Lake Group, LLC.

Board Composition

The current authorized number of directors is ten. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our board of directors or as provided in the stockholders agreement. Our board of directors is divided into three classes of directors, with staggered terms of three years each and holding office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. The term of one class expires at each annual meeting of the stockholders; thus, directors typically stand for election after three years, unless they are filling an unexpired term. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Board Committees

Our board of directors has an audit committee, a compensation committee, nominating and corporate governance committee and a compliance committee. From time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues. The charters of all four committees are available on our website under the “Governance” section at https://investors.goodrx.com/.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Julie Bradley, Adam Karol and Agnes Rey-Giraud. Ms. Bradley serves as the Chair of the Audit Committee. We currently rely on the phase-in rules of Rule 10A-3 under the Exchange Act and the Nasdaq Stock Market with respect to the requirement that the Audit Committee be composed entirely of members of our board of directors who satisfy the standards of independence established for independent directors under the Nasdaq Stock Market rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act, as determined by our board of directors. Our board of directors has determined that each of Julie Bradley and Agnes Rey-Giraud are independent directors under the Nasdaq Stock Market rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Julie Bradley, Adam Karol and Agnes Rey-Giraud meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Julie Bradley is an “audit committee financial expert” within the meaning of the SEC rules.  No Audit Committee member currently serves on the audit committees of more than three public companies.

Our Audit Committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. The primary responsibilities and functions of our Audit Committee are, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•	discussing with our independent registered public accounting firm their independence;
•	reviewing with our independent registered public accounting firm the scope and results of their audit;
•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•	reviewing our policies on risk assessment and risk management;
•	reviewing related person transactions;
•	overseeing our financial and accounting controls and compliance with legal and regulatory requirements; and
•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

We have a separately-designated standing compensation committee (“Compensation Committee”) that consists of Dipanjan Deb, Jacqueline Kosecoff and Gregory Mondre. Mr. Mondre serves as the Chair of the Compensation Committee. The composition of our Compensation Committee meets the requirements for independence under the Nasdaq Stock Market rules and SEC rules and regulations. Our board of directors has also determined that Ms. Kosecoff is a non-employee director, as defined in Section 16b-3 of the Exchange Act.

Our Compensation Committee oversees our compensation policies, plans and benefits programs. The primary responsibilities and functions of our Compensation Committee are, among other things:

•	reviewing and making recommendations to the Board regarding the compensation of our Co-Chief Executive Officers and other executive officers;
•	making recommendations to our board of directors regarding the compensation of our directors;
•	reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans and arrangements; and
•	appointing and overseeing any compensation consultants.

Nominating and Corporate Governance Committee

We have a separately-designated nominating and corporate governance committee (“Nominating and Corporate Governance Committee”) that consists of Christopher Adams, Trevor Bezdek and Gregory Mondre. Mr. Adams serves as the chair of the Nominating and Corporate Governance Committee. The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the Nasdaq Stock Market rules and SEC rules and regulations, including the exemptions available to controlled companies.

Our Nominating and Corporate Governance Committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. The primary responsibilities and functions of our Nominating and Corporate Governance Committee are, among other things:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;
•	recommending to our board of directors the nominees for election to our board of directors at annual meetings of our stockholders;
•	overseeing an evaluation of our board of directors and its committees; and
•	developing and recommending to our board of directors a set of corporate governance guidelines.

Compliance Committee

We have a separately-designated compliance committee (“Compliance Committee”) that consists of Trevor Bezdek, Adam Karol, Stephen LeSieur and Agnes Rey-Giraud. Ms. Rey-Giraud serves as the chair of the Compliance Committee.

Our Compliance Committee oversees and assists our board of directors in reviewing and providing general oversight of our compliance with federal and state laws and regulations relating to healthcare and in monitoring our performance with respect to such legal and regulatory requirements. Our Compliance Committee is responsible for, among other things, reviewing and overseeing our compliance program, ensuring proper communication of significant healthcare regulatory compliance issues to our board of directors and reviewing significant healthcare regulatory compliance risk areas and the steps taken by management to monitor, control and report such compliance risk exposures.

Role of the Board in Risk Oversight

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee is responsible for overseeing the management of financial and cybersecurity risks. The Nominating and Corporate Governance Committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2020, our co-chief executive officers and our two other highest-paid executive officers, or our named executive officers, were as follows:

•	Douglas Hirsch, Co-Chief Executive Officer;
•	Trevor Bezdek, Co-Chief Executive Officer;

•	Andrew Slutsky, President, Consumer; and
•	Bansi Nagji, President, Healthcare.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Douglas Hirsch	2020	500,000	785	266,662,480	—	480,000	6,921	267,650,186
Co-Chief Executive Officer	2019	500,000	—	—	—	608,831	16,400	1,125,231
Trevor Bezdek	2020	500,000	451	266,662,480	—	480,000	9,511	267,652,442
Co-Chief Executive Officer	2019	500,000	—	—	—	608,831	39,850	1,148,681
Andrew Slutsky	2020	425,000	971	48,389,999	—	115,200	5,345	48,936,515
President, Consumer	2019	324,000	—	—	—	118,357	8,920	451,277
Bansi Nagji (4)	2020	278,525	952	—	4,808,997	259,200	23,331	5,371,005
President, Healthcare

(1)	Amounts reflect special bonuses.
(2)

Amounts reflect the aggregate grant date fair value of restricted stock units and stock options granted in 2020, computed in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. These amounts do not reflect the actual economic value that will be realized by the employee upon the vesting, settlement or exercise of the stock option and/or stock award. The assumptions that we used to calculate these amounts are discussed in Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

Amounts for 2020 include (i) Company-paid matching contributions to our 401(k) plan ($5,833, $8,708, $4,000 and $5,000 for Messrs. Hirsch, Bezdek, Slutsky and Nagji, respectively), (ii) Company reimbursement of cell phone expenses ($500, $500, $600 and $350 for Messrs. Hirsch, Bezdek, Slutsky and Nagji, respectively), (iii) tax gross-ups related to special bonuses ($588, $303, $745 and $487 for Messrs. Hirsch, Bezdek, Slutsky and Nagji, respectively), and (iv) Company reimbursement of legal fees ($17,494) for Mr. Nagji.

(4)	Mr. Nagji’s employment with us commenced on June 16, 2020; therefore, certain amounts for Mr. Nagji, such as salary, reflect a partial year of service.

Narrative to Summary Compensation Table

2020 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

The base salaries for each of Messrs. Hirsch, Bezdek and Nagji for 2020 was $500,000; and our board of directors approved an increase to Mr. Slutsky’s annual base salary from $400,000 to $500,000, effective as of October 1, 2020.  Because Mr. Nagji’s employment start date was June 16, 2020, his actual base salary received in 2020 reflected his partial year of service. The Summary Compensation Table above shows the actual base salaries paid to each named executive officer in 2020.

2020 Bonuses

Each of Messrs. Hirsch, Bezdek, Slutsky, and Nagji was eligible to earn a cash incentive bonus based upon the achievement of pre‑determined revenue goals of the Company and its consolidated subsidiaries for 2020 (each such bonus, a Revenue Bonus). For 2020, the target Revenue Bonus for each of Messrs. Hirsch, Bezdek, and Nagji was 100% of his base salary for 2020.  With respect to Mr. Slutsky, his target Revenue Bonus was blended to reflect (i) 50% of his base salary paid in 2020 through September, and (ii) an increased target of 100% of his base salary, effective as of October 1, 2020. Each named executive officer was eligible to receive a bonus expressed as a percentage of his applicable target bonus based on the actual achievement of revenue above 75% of the target revenue goal. During calendar year 2020, the Company and its consolidated subsidiaries achieved a consolidated revenue at a level that triggered the payments equal to 96% of the executive’s target bonus.  The actual bonuses paid are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”  Because Mr. Nagji’s employment start date was June 16, 2020, he received a prorated Revenue Bonus in 2020 to reflect his partial year of service.

Equity Compensation

We typically grant equity awards to key new hires upon their commencing employment with us. We historically have used stock options as the primary incentive for long-term compensation to our named executive officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, which generally is set at or above the fair market value of our Class A common stock as of the applicable grant date. Generally, the stock options we grant vest in equal monthly installments over four years, either monthly during the four-year period or monthly following a one-year cliff, subject to the employee’s continued service with us on the vesting date.

In connection with and following our IPO, we have also granted restricted stock unit awards to certain of our named executive officers.  The equity awards granted to our named executive officers in 2020 are discussed below.

Equity Compensation Plans

Prior to our IPO, our Fifth Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, was the primary compensation plan that we used to grant equity awards to our employees, including our executive officers.

In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2020 Incentive Award Plan, referred to below as the 2020 Plan, as the vehicle pursuant to which we may grant of cash and equity incentives.  The 2015 Plan was terminated in connection with the effectiveness of the 2020 Plan, and no further awards have been since our IPO, or will be, granted under the 2015 Plan.

2020 Equity Grants

Founders IPO Awards. In connection with our IPO, our board of directors approved the grant of restricted stock unit awards covering an aggregate of 12,316,533 shares of Class B common stock under the 2020 Plan to each of Messrs. Hirsch and Bezdek, which we refer to as the Founders Awards.

The Founders Awards became effective upon the completion of the IPO, and each Founders Award consisted of (i) 8,211,022 restricted stock units that vest based on the achievement of performance goals, which we refer to as the Performance‑Vesting Founders Awards and (ii) 4,105,511 restricted stock units that vest based on the passage of time, which we refer to as the Time-Vesting Founders Awards.

The Performance-Vesting Founders Awards were eligible to vest over a seven-year period following the grant date, based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share. Given our stock price for the post IPO period, all of the stock price goals with respect to the Performance-Vesting Founders Awards were achieved in October 2020; as a result, all 16,422,044 Performance-Vesting Founders Awards vested. Vested restricted stock units will be settled in shares of Class B common stock on the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event or to satisfy tax withholding requirements.

The Time-Vesting Founders Awards will vest in substantially equal quarterly installments over the four-year period beginning September 1, 2020, subject to the founder’s continued employment. The Time-Vesting Founders Awards are subject to the following vesting acceleration terms (with any acceleration upon a termination of employment subject to the timely execution and non-revocation of a general release of claims):

•

In the event of a change in control of the Company then up to 25% of the Time-Vesting Founders Award will vest and in the event that the Time-Vesting Founders Award is assumed in connection with a change in control, the vesting period of the award will shorten from four years to three years.

•

Upon a termination of an employment without cause by us or for good reason by the founder, up to 50% of the Time-Vesting Founders Award will accelerate and vest; but if either such termination occurs within 12 months following a Change in Control, then the Time-Vesting Founders Award will accelerate and vest in full.

•	Upon a termination of employment due to death or disability, the next quarterly vesting tranche of the Time-Vesting Founders Award will accelerate and vest.

Slutsky Equity Award.  On October 30, 2020, our board of directors approved the grant of a restricted stock unit award to Mr. Slutsky under the 2020 Plan in order to compensate Mr. Slutsky for his contributions to the Company and to retain and incentivize further superior performance.  The restricted stock unit award covers 1,000,000 shares of the Company’s Class A common stock and will vest in substantially equal quarterly installments over the four-year period commencing on October 1, 2020, subject to Mr. Slutsky’s continued employment with the Company through the applicable vesting date.

Nagji Equity Award.  In connection with the commencement of Mr. Nagji’s employment with us in June 2020, our board of directors approved the grant of a nonqualified stock option award to Mr. Nagji under the 2015 Plan covering an aggregate of 1,500,000 shares of our common stock.  This option vests and becomes exercisable as follows, subject to Mr. Nagji’s continued service with us through the applicable vesting date:

•	as to 700,000 of the shares underlying the option, with respect to 1/48 of such shares on each monthly anniversary of June 10, 2020 (the “Nagji Time-Vesting Schedule”);
•

as to 200,000 of the shares underlying the option, in accordance with the Nagji Time-Vesting Schedule, but if the applicable performance condition (as described below) has not yet been satisfied on any applicable vesting date, then the shares shall vest on the date the performance condition is achieved;

•

as to 400,000 of the shares underlying the option, (i) as to 50% of such shares, on January 1, 2022 and (ii) as to the remaining 50% of such shares, on the later of January 1, 2022 and the date of the achievement of a modified performance condition; and

•

as to 200,000 of the shares underlying the option, in accordance with the Nagji Time-Vesting Schedule, but if a second modified performance condition has not yet been satisfied on any applicable vesting date, then the shares shall vest on the date the performance condition is achieved.

The performance condition and modified performance conditions related to the achievement of stock price goals in connection with our initial public offering. The performance condition and each of the modified performance conditions set forth in the option agreement were each satisfied in September 2020, such that 25,000 shares vested as of the closing date of our IPO and following such date, the option will vest and become exercisable as follows: (i) as to 1,100,000 of the shares underlying the option, to the extent not vested as of the IPO closing date, in accordance with the Nagji Time-Vesting Schedule; and (ii) as to 400,000 of the shares underlying the option, in full on January 1, 2022.  If Mr. Nagji’s employment is terminated without “cause” or for “good reason” within 24 months after a “sale of the company” (each as defined in the option agreement), then all time-based vesting conditions that apply to the option will be waived and the option will vest and become exercisable in full as of the termination date.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre‑tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. Each named executive officer received Company-paid matching contributions under the 401(k) plan in 2020.

Employee Benefits and Perquisites

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;
•	medical and dependent care flexible spending accounts;
•	short-term and long-term disability insurance; and
•	life insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

Except as in limited circumstances with regard to the special bonuses, we have not made gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.

Outstanding Equity Awards at Year-End

The following table summarizes the number of shares of Class A and Class B common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2020. Unless otherwise specified, each equity award listed in the following table was granted under the 2020 Plan and covers Class A common stock.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Douglas Hirsch	09/11/2020 (1)	—	—	—	—	3,848,917	155,265,312
Trevor Bezdek	09/11/2020 (1)	—	—	—	—	3,848,917	155,265,312
Andrew Slutsky	11/09/2017 (2)	25,000	66,667	2.18	11/08/2027	—	—
	10/30/2020 (3)	—	—	—	—	1,000,000	40,340,000
Bansi Nagji	06/16/2020 (4)	108,334	1,362,500	6.84	06/15/2030	—	—

(1)	This restricted stock unit award covers Class B common stock, and vests with respect to 1/16 of the total number of restricted stock units on each quarterly anniversary of September 1, 2020.

(2)

This option vests and becomes exercisable with respect to 1/48 of the total number of shares underlying the option on each monthly anniversary of August 1, 2017. This option was granted under the 2015 Plan.

(3)	This restricted stock unit award vests with respect to 1/16 of the award on each quarterly anniversary of October 1, 2020.
(4)

This option vests and becomes exercisable as follows: (i) as to 1,100,000 of the shares underlying the option, with respect to 1/48 of such shares on each monthly anniversary of June 10, 2020; and (ii) as to 400,000 of the shares underlying the option, on January 1, 2022.  If Mr. Nagji’s employment is terminated without “cause” or for “good reason” within 24 months after a “sale of the company” (each as defined in the option agreement), then all time-based vesting conditions that apply to the option will be waived and the option will vest and become exercisable in full as of the termination date. This option was granted under the 2015 Plan.

Executive Compensation Arrangements

Douglas Hirsch and Trevor Bezdek 2015 Employment Agreements

On October 7, 2015, GoodRx, Inc. entered into employment agreements with Messrs. Hirsch and Bezdek, which agreements were amended and restated effective in connection with our IPO, pursuant to which each serves as our Co-Chief Executive Officer. These employment agreements provide for at-will employment, an annual base salary, and eligibility to participate in the health and welfare benefit plans and programs maintained by GoodRx, Inc. for the benefit of its employees and certain other perquisites. In addition, each of Messrs. Hirsch and Bezdek is eligible to earn an annual cash incentive bonus targeted at 100% of his base salary, which bonus is payable upon the achievement of certain performance targets.

Under the amended and restated employment agreements, if either Messrs. Hirsch or Bezdek is terminated without “cause” or due to his death, “disability” or resignation for “good reason” (each, as defined in his employment agreement), then, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims, he will be eligible to receive (i) 12 months of continued payment of his base salary and (ii) 12 months of company-reimbursed COBRA continuation coverage premiums.

The employment agreements also include a “best pay” provision under Section 280G of the Code, pursuant to which any “parachute payments” that become payable to Mr. Hirsch or Mr. Bezdek will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Code, whichever results in the better after-tax treatment to Mr. Hirsch or Mr. Bezdek, as applicable.

Andrew Slutsky 2015 Employment Agreement

On October 7, 2015, GoodRx, Inc. entered into an employment agreement with Mr. Slutsky, which agreement was amended and restated in connection with our IPO, which provides for at-will employment, an annual base salary, and eligibility to participate in the health and welfare benefit plans and programs maintained by GoodRx, Inc. for the benefit of its employees. In addition, Mr. Slutsky is eligible to earn an annual cash incentive bonus expressed as a percentage of his base salary, which bonus is payable upon the achievement of certain performance targets. Under his amended and restated employment agreement, Mr. Slutsky was eligible to receive an annual incentive bonus equal to 50% of his base salary, which percentage was increased by our board of directors to 100% of his base salary as of October 1, 2020.

Under the amended and restated employment agreement, if Mr. Slutsky is terminated without “cause” or due to his death, “disability” or resignation for “good reason” (each, as defined in his employment agreement), then, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims, he will be eligible to receive (i) 12 months of continued payment of his base salary and (ii) 12 months of company-reimbursed COBRA continuation coverage premiums.

The employment agreement also includes a “best pay” provision under Section 280G of the Code, pursuant to which any “parachute payments” that become payable to Mr. Slutsky will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Code, whichever results in the better after-tax treatment to Mr. Slutsky.

Bansi Nagji 2020 Offer Letter

On March 29, 2020, GoodRx, Inc. entered into an employment offer letter with Mr. Nagji, which provides for at-will employment, an annual base salary, and eligibility to participate in the health and welfare benefit plans and programs maintained by GoodRx, Inc. for the benefit of its employees. In addition, Mr. Nagji is eligible to earn an annual discretionary performance bonus equal to 100% of his base salary (pro-rated for 2020), subject to his continued employment through the end of the applicable performance year.

Pursuant to the offer letter, in the event that the company requires via written notice that Mr. Nagji relocate to our Santa Monica, California, office, and Mr. Nagji relocates within three months of receiving such notice, the company will reimburse Mr. Nagji on a tax grossed-up basis for relocation costs up to $500,000, subject to any applicable tax withholding.  If Mr. Nagji’s employment is terminated without “good reason” or for “cause” (each as defined in the offer letter) within one year following the relocation, 100% of the relocation reimbursement will be repayable to the company.

Pursuant to the offer letter, Mr. Nagji was granted a nonqualified stock option covering 1,500,000 shares of our common stock under the 2015 Plan in June 2020.  Each of the performance conditions set forth in the option agreement was satisfied in September 2020, such that 25,000 shares vested as of the closing date of our IPO and following such satisfaction, the option vests and becomes exercisable as follows: (i) as to 1,100,000 of the shares underlying the option, to the extent not vested as of the IPO closing date, in accordance with the Nagji Time-Vesting Schedule; and (ii) as to 400,000 of the shares underlying the option, in full on January 1, 2022. If Mr. Nagji’s employment is terminated without cause or for good reason within 24 months after a “sale of the company,” then all time-based vesting conditions that apply to the option will be waived and the option will vest and become exercisable in full as of the termination date, subject to his execution and non-revocation of a general release of claims. For additional discussion regarding this stock option award, please see “—Nagji Equity Award” above.

Pursuant to the offer letter, if Mr. Nagji’s employment is terminated by the company without cause or by him for good reason, he will be eligible to receive 12 months of continued payment of his base salary (subject to his execution and non-revocation of a general release of claims) and any bonus amount that is earned but unpaid as of the termination date.

The offer letter also includes a “best pay” provision under Section 280G of the Code, pursuant to which any “parachute payments” that become payable to Mr. Nagji will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Code, whichever results in the better after-tax treatment to Mr. Nagji.

Mr. Nagji was also required to execute the Company’s proprietary information and invention assignment agreement as a condition to his employment under the offer letter.

Director Compensation

2020 Director Compensation Program

The following table sets forth information for 2020 regarding the compensation awarded to, earned by or paid to our non-employee directors who served on our board of directors during 2020. Messrs. Hirsch and Bezdek, who served as our Co-Chief Executive Officers during 2020, and continue to serve in that capacity, do not receive additional compensation for their service as directors, and therefore are not included in the Director Compensation table below. All compensation paid to Messrs. Hirsch and Bezdek is reported above in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Christopher Adams	—	—	—	—
Julie Bradley	5,707	742,500	—	748,207
Dipanjan Deb	—	—	—	—
Adam Karol	—	—	—	—
Jacqueline Kosecoff	25,242	—	96,600	121,842
Stephen LeSieur	—	—	—	—
Gregory Mondre	—	—	—	—
Agnes Rey-Giraud	21,359	—	97,242	118,601

(1)

Amounts reflect the aggregate grant date fair value of restricted stock units and stock options granted in 2020, computed in accordance with the provisions of ASC Topic 718, Stock Compensation. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting, settlement or exercise of the stock option and/or stock award. The assumptions that we used to calculate these amounts are discussed in Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table below shows the aggregate numbers of shares of our Class A common stock subject to outstanding option awards (exercisable and unexercisable) and/or stock awards (unvested) held as of December 31, 2020 by each non-employee director who was serving as of December 31, 2020.

Name	Options Outstanding at Year End	Stock Awards Outstanding at Year End
Christopher Adams	—	—
Julie Bradley	—	18,334
Dipanjan Deb	—	—
Adam Karol	—	—
Jacqueline Kosecoff	263,371	—
Stephen LeSieur	—	—
Gregory Mondre	—	—
Agnes Rey-Giraud	222,185	—

Board Service Letter Agreements

In April 2016 and June 2016, we entered into board service letter agreements with Dr. Kosecoff and Ms. Rey-Giraud, respectively, pursuant to which they receive $20,000 per year, payable quarterly, for their service as members of our board of directors. Pursuant to the offer letters, in connection with the commencement of their service, each of Ms. Rey-Giraud and Dr. Kosecoff also received a stock option grant covering 0.25% of the fully-diluted equity of the Company as of the date of grant. These options vest in equal monthly installments over the 48 months following the grant date and vest in full upon a “sale of the company” (as defined in the 2015 Plan), subject to the director’s continued service through the vesting date or sale of the company, as applicable.

In June 2020, we entered into new board service letter agreements with each of Dr. Kosecoff and Ms. Rey-Giraud, pursuant to which they continue to serve on our board of directors and will receive $30,000 per year, paid quarterly, for their service. Additionally, if Dr. Kosecoff serves on the audit committee of the board of directors, she will receive an additional $8,000 per year, paid quarterly, for her service on this committee. All cash compensation will be pro-rated for any partial quarter of service.

Pursuant to the letter agreements, each of Dr. Kosecoff and Ms. Rey-Giraud was granted a non-statutory option to purchase 30,000 shares of our Class A common stock in June 2020. These options will vest in equal monthly installments over the 12 months following the director’s election date (for Dr. Kosecoff) or August 11, 2020 (for Ms. Rey-Giraud), subject to the director’s continued service through the vesting date. Dr. Kosecoff will also be eligible to receive annual equity grants for continued service as approved by the board of directors.

In August 2020, we entered into a board service letter agreement with Ms. Bradley in connection with the commencement of her service as a member of our board of directors. Pursuant to the board service letter agreement, Ms. Bradley will receive $30,000 per year, paid quarterly, for her service as a member of the board, and an additional $20,000 per year, paid quarterly, for her service as chair of the audit committee of the board of directors. All cash compensation will be pro-rated for any partial quarter of service.

Additionally, pursuant to the letter agreement, Ms. Bradley was granted two restricted stock unit awards in connection with the completion of our IPO: (i) an award of 15,000 restricted stock units corresponding to shares of our Class A common stock, which will vest in equal monthly installments over the three-year period following August 1, 2020, subject to Ms. Bradley’s continued service through the applicable vesting date; and (ii) an award of 7,500 restricted stock units corresponding to shares of our Class A common stock, which will vest in equal monthly installments over the one-year period following August 1, 2020, subject to Ms. Bradley’s continued service through the applicable vesting date.

Post-IPO Director Compensation Program

In connection with our IPO, our board of directors adopted and our stockholders approved a nonemployee director compensation program (the “Director Compensation Program”), which became effective in connection with the completion of our IPO. The Director Compensation Program provides for annual retainer fees and long-term equity awards for certain of our non-employee directors, which currently include Julie Bradley, Jacqueline Kosecoff and Agnes Rey-Giraud (each, an “Eligible Director”). The material terms of the Director Compensation Program are summarized below.

The Director Compensation Program consists of the following components:

Cash Compensation

•	Annual Retainer: $30,000
•	Annual Committee Chair Retainer:
•	Audit: $20,000
•	Compensation: $15,000
•	Nominating and Corporate Governance: $9,000
•	Compliance: $9,000
•	Annual Committee Member (Non-Chair) Retainer:
•	Audit: $8,000
•	Compensation: $7,000
•	Nominating and Corporate Governance: $4,000
•	Compliance: $4,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Equity Compensation

•

Initial Grant: Each Eligible Director who is initially elected or appointed to serve on the board of directors will be granted a restricted stock unit award with a value of approximately $420,000 on the date on which such Eligible Director is appointed or elected to serve on the board of directors. These initial grants will vest as to one-third of the shares underlying the grant on each of the first three anniversaries of the grant date, subject to such Eligible Director’s continued service through the applicable vesting date.

•

Annual Grant: An Eligible Director who is serving on the board of directors as of the date of the annual meeting of the Company’s stockholders each calendar year beginning with calendar year 2021 will be granted, on such annual meeting date, a restricted stock unit award with a value of approximately of $210,000. Each annual grant will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to such Eligible Director’s continued service through the applicable vesting date.

In addition, each Initial Grant and Annual Grant will vest in full upon a change in control, other than a non-transactional change in control, of the Company (both as defined in the 2020 Plan).

Compensation under our Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2020 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2020)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)			43,386,637	(2)
Class A Restricted Stock Units	2,789,826(3)	—
Class B Restricted Stock Units	23,388,556(4)	—
Options to Purchase Class A Common Stock	21,527,886(5)	$6.22(6)
Equity compensation plans not approved by security holders	—	—	—
Total	47,706,268	$6.22	43,386,637

(1)	Consists of the Fifth Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”), 2020 Incentive Award Plan (the “2020 Plan”), and 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)

The number of shares authorized under our 2020 Incentive Award Plan will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the shares of Class A Common Stock and Class B Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors, which may be issued as shares of Class A Common Stock or Class B Common Stock. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 1% of the shares of Class A Common Stock and Class B Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors.

(3)	Consists of 2,789,826 outstanding Class A restricted stock units under the 2020 Plan.

(4)

Consists of 23,388,556 outstanding Class B restricted stock units under the 2020 Plan, inclusive of 15,690,722 of restricted stock units vested but not settled/issued in connection with the Performance-Vesting Founders Awards.

(5)

Consists of 20,646,636 outstanding options to purchase stock under the 2015 Plan and 881,250 outstanding options to purchase stock under the 2020 Plan. Following the effectiveness of the 2020 Plan, no further grants were permitted to be made under the 2015 Plan, though existing awards remain outstanding.

(6)	As of December 31, 2020, the weighted-average exercise price of outstanding options was $6.22.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Approval of Related Person Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). We have a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. In addition, any potential related person transaction that is proposed to be entered into by the Company must be reported to the Company’s General Counsel, by both the related person and the person at the Company responsible for such potential related person transaction.

If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our General Counsel is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the related person's interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee's approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction.

Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Preferred Stock Financing

In August 2018, we entered into a purchase and recapitalization agreement with Silver Lake Partners V, L.P. In October 2018, the agreement was assigned by Silver Lake to its affiliate, SLP Geology Aggregator, L.P. Pursuant to the agreement, in October 2018, GoodRx Holdings, Inc. issued 126,045,531 shares of redeemable convertible preferred stock for an aggregate purchase price of approximately $748.8 million. In connection with the issuance of these redeemable convertible preferred stock, our existing shares of preferred stock of GoodRx Holdings, Inc. were converted into shares of common stock.

As holders of our redeemable convertible preferred stock, SLP Geology Aggregator, L.P. is entitled to specified registration rights.

Investor Rights Agreement

In October 2018, we entered into an amended and restated investor rights agreement with Francisco Partners IV, L.P., Francisco Partners IV-A, L.P., Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., Spectrum VII Co-Investment Fund, L.P., Idea Men, LLC, and SLP Geology Aggregator, L.P. These stockholders are entitled to rights with respect to the registration of their shares following this offering.

Silver Lake Purchase Agreement

On September 13, 2020, we entered into a purchase agreement with Silver Lake, pursuant to which Silver Lake agreed to purchase, subject to customary closing conditions, $100.0 million of our Class A common stock in a private placement concurrent with or shortly after the completion of our IPO, at a purchase price per share equal to the IPO price per share at which our Class A common stock was sold to the public.

The lock-up agreement that Silver Lake entered into with the underwriters in connection with our IPO prohibits the sale of any shares of Class A common stock Silver Lake purchased in the private placement for a period of 180 days after the date of the Prospectus, subject to certain exceptions.

Stockholders Agreements

In October 2018, we entered into an amended and restated stockholders agreement with Francisco Partners IV, L.P., Francisco Partners IV-A, L.P., Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., Spectrum VII Co-Investment Fund, L.P., Idea Men, LLC, SLP Geology Aggregator, L.P., Douglas Hirsch, Trevor Bezdek, Scott Marlette and certain other stockholders. As a result of our IPO, most of the provisions set forth in the amended and restated stockholders agreement that apply to us were terminated, including rights regarding the nomination, appointment and designation of members of our board of directors and board committees, transfer restrictions, tag-along rights, drag-along rights, rights of first refusal and negative covenants. We continue to be required to maintain directors and officers indemnity insurance coverage reasonably satisfactory to the board of directors, indemnify and exculpate directors to the fullest extent permitted under applicable law and, at the request of Francisco Partners IV, L.P., Francisco Partners IV-A, L.P., Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., Spectrum VII Co-Investment Fund, L.P., SLP Geology Aggregator, L.P. or Idea Men, LLC, enter into a voting agreement pursuant to which the parties will agree to vote in favor of any directors nominated by such parties, in each case pursuant to the amended and restated stockholders agreement.

In connection with our IPO, we entered into a stockholders agreement (the “Stockholders Agreement”), with SLP Geology Aggregator, L.P., Francisco Partners IV, L.P., Francisco Partners IV-A, L.P., Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., Spectrum VII Co-Investment Fund, L.P. and Idea Men, LLC, granting them certain board designation rights so long as they maintain a certain percentage of ownership of our outstanding common stock. The Stockholders Agreement requires us to, among other things, nominate a number of individuals for election as our directors at any meeting of our stockholders, designated by SLP Geology Aggregator, L.P. (each such individual a “Silver Lake Designee”), Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (each such individual a “Francisco Partners Designee”), Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., and Spectrum VII Co-Investment Fund, L.P. (each such individual a “Spectrum Designee”) and Idea Men, LLC (each such individual a “Idea Men Designee,” and together with the Silver Lake Designee, Francisco Partners Designee and Spectrum Designee, the “Stockholder Designees”), such that, upon the election of such individual and each other individual nominated by or at the direction of our board of directors or a duly-authorized committee of the board, as a director of our company, the number of: (A) Silver Lake Designees serving as directors will be equal to (i) three (3) directors, if certain affiliates of Silver Lake continue to beneficially own at least 20% of the aggregate number of shares of common stock outstanding immediately following our IPO and the private placement, (ii) two (2) directors, if certain affiliates of Silver Lake continue to beneficially own less than 20% but more than 10% of the aggregate number of shares of common stock outstanding immediately following our IPO and the private placement or (iii) one (1) director, if certain affiliates of Silver Lake continue to beneficially own less than 10% but more than 5% of the aggregate number of shares of common stock outstanding immediately following our IPO and the private placement; (B) Francisco Partners Designees serving as directors will be equal to (i) two (2) directors, if certain affiliates of Francisco Partners continue to beneficially own at least 10% of the aggregate number of shares of common stock outstanding immediately following our IPO and the private placement, or (ii) one (1) director, if certain affiliates of Francisco Partners continue to beneficially own less than 10% but more than 5% of the aggregate number of shares of common stock outstanding immediately following our IPO and the private placement; (C) Spectrum Designees serving as directors will be equal to one (1) director, if certain affiliates of Spectrum continue to beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO and the private placement; and (D) Idea Men Designees serving as directors will be equal to two (2) directors, if Idea Men, LLC continues to beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO and the private placement provided that the Idea Men Designees shall be Trevor Bezdek, for so long as Trevor Bezdek serves as our Chief Executive Officer or Co-Chief Executive Officer, and Douglas Hirsch, for so long as Douglas Hirsch serves as our Chief Executive Officer or Co-Chief Executive Officer.

Each party to our Stockholders Agreement has also agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause (i) the election of the Silver Lake Designees, Francisco Partners Designees, Spectrum Designee and Idea Men Designees and (ii) the election of two (2) directors who are not affiliated with any party to our Stockholders Agreement and who satisfy the standards of independence established for independent directors under the rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act.

In addition, pursuant to the Stockholders Agreement, if Idea Men, LLC continues to beneficially own at least 5% of the aggregate number of outstanding shares of common stock at any time that the number of Silver Lake Designees, Francisco Partners Designees or the Spectrum Designee is decreased pursuant to the terms above, then the number of Idea Men Designees serving as directors will be increased on a one to one basis. For so long as each of Silver Lake and Francisco Partners continue to maintain at least one (1) director as Silver Lake Designees and Francisco Partners Designees, respectively, Idea Men, LLC shall not nominate a director to fill a vacancy caused by a decrease in the number of Silver Lake Designees or Francisco Partners Designees, or by the removal of the Spectrum Designee, pursuant to the terms above without the consent of each of Silver Lake and Francisco Partners.

If the number of individuals that Silver Lake, Francisco Partners, Spectrum or Idea Men, LLC have the right to designate is decreased because of the decrease in its in ownership, then the corresponding Silver Lake Designee, Francisco Partners Designee, Spectrum Designee or Idea Men Designee will immediately tender his or her resignation for consideration by our board of directors and, unless a majority of our board of directors agrees that such director shall not resign following the decrease, such director shall resign within thirty (30) days. The last remaining Silver Lake Designee, Francisco Partners Designee, Spectrum Designee or Idea Men Designee may remain on our board of directors through the end of his or her then current term; provided, that a director may resign at any time regardless of the period of time left in his or her then current term.

Each party to our Stockholders Agreement has also agreed, subject to certain limited exceptions, to certain limitations on their ability to sell or transfer any shares of common stock during the three-year period following our IPO. For example, each party must generally provide written notice to the other parties prior to exercising registration rights or making any transfer of such party’s shares. Following such notice, each other party shall have the ability to participate in the contemplated transaction on a pro rata basis. These restrictions on transfer terminate with respect to each party on the earlier of the three-year period following the closing of our IPO or the time at which such party beneficially owns less than 5% of the shares of common stock outstanding and does not have a director designee on our board of directors.

Disposition Agreement

In October 2018, we entered into an amended and restated disposition agreement with Francisco Partners IV, L.P., Spectrum Equity VII, L.P., SLP Geology Aggregator L.P., Idea Men, LLC, Douglas Hirsch, Trevor Bezdek and Scott Marlette. The agreement restricted the ability of Idea Men, LLC, Douglas Hirsch, Trevor Bezdek and Scott Marlette to sell and transfer their equity interests in us or issue equity or debt without first obtaining the written consent of certain of Francisco Partners IV, L.P., Spectrum Equity VII, L.P., SLP Geology Aggregator L.P. The amended and restated disposition agreement was terminated by its terms in connection with the completion of our IPO.

Services Agreement

In October 2018, we entered into a services agreement with Silver Lake Management Company V, L.L.C., or SLMC. Pursuant to the agreement, SLMC may render to us or any of our affiliates, by and through itself and its affiliates, each as an independent contractor, monitoring, advisory and consulting services, among others.

Pursuant to the agreement, we also granted SLMC a non-exclusive license to use our trademarks and logos in connection with the describing SLMC’s relationship with us. No services have been rendered to us pursuant to this agreement, and we have not paid any management fees to SLMC to date.

Other Transactions

We have granted options to our executive officers and certain of our directors as more fully described in the section entitled “Executive and Director Compensation.”

Directed Share Program

At our request, the underwriters reserved for sale at the IPO price per share of $33.00 of up to 5% of the shares of Class A common stock offered by our Prospectus, to certain individuals through a directed share program, including our directors, employees and certain other individuals identified by management.

Indemnification Agreements

We have entered into, and plan on entering into, indemnification agreements with each of our directors and executive officers.

Independence of the Board of Directors

We are a “controlled company” under the rules of the Nasdaq Stock Market. As a result, we qualify for exemptions from, and have elected not to comply with, certain corporate governance requirements under the rules, including the requirements that within one year of the completion of our IPO, we have a board that is composed of majority of “independent directors,” as defined under the rules, and a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. Even though we are a controlled company, we are required to comply with the rules of the SEC and the Nasdaq Stock Market relating to the membership, qualifications and operations of the audit committee.

The rules of the Nasdaq Stock Market define a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Pursuant to our Stockholders Agreement, the parties to that agreement beneficially own 94.8% of the combined voting power of our Class A and Class B common stock as of the date of this Annual Report on Form 10-K. Accordingly, we qualify as a “controlled company” and rely on the controlled company exemption from the director independence requirements of the Nasdaq Stock Market relating to the board of directors, compensation committee and nominating and corporate governance committee. If we cease to be a controlled company and the Class A common stock continues to be listed on the Nasdaq Global Select Market, we will be required to comply with these requirements by the date our status as a controlled company changes or within specified transition periods applicable to certain provisions, as the case may be.

In making its independence determinations, the board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management, including with respect to their ownership of our Class A common stock and Class B common stock. As a result of this review, our board of directors determined that Christopher Adams, Julie Bradley, Dipanjan Deb, Adam Karol, Jacqueline Kosecoff, Stephen LeSieur, Gregory Mondre and Agnes Rey-Giraud are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market, representing eight of our ten directors. Each of Mr. Bezdek and Mr. Hirsch is not an independent director due to his employment as Co-Chief Executive Officer of the Company.

In addition, two members of the Audit Committee (Ms. Bradley and Ms. Rey-Giraud) meet the heightened independence standards required for audit committee members under the Nasdaq Stock Market rules and SEC rules. Mr. Karol does not meet the heightened independence standards under the Nasdaq Stock Market rules and SEC rules and the Company is relying on the phase in period provided in Rule 10A-3 available for newly public companies for one year from the date of effectiveness of the registration statement.  Each member of the Compensation Committee (Mr. Deb, Ms. Kosecoff and Mr. Mondre) meets the heightened independence standards required for compensation committee members under the Nasdaq rules and SEC rules. Except for Mr. Bezdek, each member of the Nominating and Corporate Governance Committee (Mr. Adams and Mr. Mondre) is also independent under the Nasdaq rules.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20
3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20
4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20
4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20
4.3	Description of Capital Stock					*
10.1†	Form of Indemnification Agreement between GoodRx Holdings, Inc. and its directors and officers	S-1/A	333-248465	10.1	9/14/20
10.2†	Fifth Amended and Restated 2015 Equity Incentive Plan	10-Q	001-39549	10.2	11/12/20
10.3†	2020 Incentive Award Plan	S-1/A	333-248465	10.3	9/14/20
10.3.1†	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.1	9/14/20
10.3.2†	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.2	9/14/20
10.3.3†	Form of Time-Vesting Restricted Stock Unit Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.3	9/14/20
10.3.4†	Form of Performance-Vesting Restricted Stock United Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.4	9/14/20
10.4†	GoodRx Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248465	10.4	9/14/20
10.5†	GoodRx Holdings, Inc. Director Compensation Program	S-1/A	333-248465	10.5	9/14/20
10.6†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Douglas Hirsch, dated September 19, 2020	S-1/A	333-248465	10.6	9/22/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.7†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Trevor Bezdek, dated September 19, 2020	S-1/A	333-248465	10.7	9/22/20
10.8†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Andrew Slutsky, dated September 20, 2020	S-1/A	333-248465	10.8	9/22/20
10.9†	Offer of Employment Letter by and between GoodRx, Inc. and Babak Azad, dated October 3, 2019	S-1/A	333-248465	10.9	8/28/20
10.10†	Offer Letter for Bansi Nagji, dated March 28, 2020					*
10.11†	Offer Letter for Karsten Voermann, effective February 12, 2020					*
10.12	First Lien Credit Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the joint lead arrangers and joint lead bookrunners party thereto, dated October 12, 2018	S-1/A	333-248465	10.13	8/28/20
10.13	First Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, the lenders party thereto and Barclays Bank PLC, dated November 1, 2019	S-1/A	333-248465	10.14	8/28/20
10.14	Second Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, Lighthouse Acquisition Corp., the lenders party thereto and Barclays Bank PLC, dated May 12, 2020	S-1/A	333-248465	10.15	8/28/20
10.15	First Lien Security Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC., Iodine, Inc., and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.16	8/28/20
10.16	First Lien Guaranty by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc. and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.17	8/28/20
10.17	Office Lease Agreement by and between GoodRx, Inc. and DE Pacific 233, LLC, dated January 29, 2016, as amended as of January 27, 2017, June 12, 2017, February 14, 2018, October 2, 2018, December 14, 2018, September 17, 2019, and March 2, 2020	S-1/A	333-248465	10.18	8/28/20
10.18	Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated September 6, 2019	S-1/A	333-248465	10.19	8/28/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.19	Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated September 22, 2020	8-K	001-39549	10.1	9/28/20
21.1	List of Subsidiaries of GoodRx Holdings, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Co-Chief Executive Officer					**
32.2	Section 1350 Certification of Co-Chief Executive Officer					**
32.3	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: March 11, 2021	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Hirsch	Co-Chief Executive Officer	March 11, 2021
Douglas Hirsch	(principal executive officer)

/s/ Trevor Bezdek	Co-Chief Executive Officer	March 11, 2021
Trevor Bezdek	(principal executive officer)

/s/ Karsten Voermann	Chief Financial Officer	March 11, 2021
Karsten Voermann	(principal financial and accounting officer)

/s/ Christopher Adams	Director	March 11, 2021
Christopher Adams

/s/ Julie Bradley	Director	March 11, 2021
Julie Bradley

/s/ Dipanjan Deb	Director	March 11, 2021
Dipanjan Deb

/s/ Adam Karol	Director	March 11, 2021
Adam Karol

/s/ Jacqueline Kosecoff	Director	March 11, 2021
Jacqueline Kosecoff

/s/ Stephen LeSieur	Director	March 11, 2021
Stephen LeSieur

/s/ Gregory Mondre	Director	March 11, 2021
Gregory Mondre

/s/ Agnes Rey-Giraud	Director	March 11, 2021
Agnes Rey-Giraud

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GoodRx Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GoodRx Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 11, 2021

We have served as the Company's auditor since 2018.

GoodRx Holdings, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except par values)	2020	2019
Assets
Current assets
Cash and cash equivalents	$968,691	$26,050
Restricted cash	2,900	—
Accounts receivable, net	68,729	48,129
Prepaid expenses and other current assets	46,048	12,403
Total current assets	1,086,368	86,582

Property and equipment, net	23,057	1,860
Goodwill	261,116	236,225
Intangible assets, net	36,919	21,267
Capitalized software, net	19,800	5,178
Operating lease right-of-use assets	27,712	32,315
Deferred tax assets, net	13,117	2,207
Other assets	2,025	1,162
Total assets	$1,470,114	$386,796
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$10,291	$7,851
Accrued expenses and other current liabilities	37,692	15,556
Current portion of debt	7,029	7,029
Operating lease liabilities, current	4,539	2,937
Total current liabilities	59,551	33,373
Debt, net	659,888	663,893
Operating lease liabilities, net of current portion	33,467	37,129
Other liabilities	5,849	2,974
Total liabilities	758,755	737,369
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, $0.006 par value; zero and 130,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; and zero and 126,046 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	737,009
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 50,000 and zero shares authorized at December 31, 2020 and December 31, 2019, respectively; and zero shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.002 par value; zero and 380,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; and zero and 229,750 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	460
Common stock, $0.0001 par value; Class A: 2,000,000 and zero shares authorized, 63,071 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; and Class B: 1,000,000 and zero shares authorized, 328,589 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	39	—
Additional paid-in capital	2,101,773	8,788
Accumulated deficit	(1,390,453)	(1,096,830)
Total stockholders' equity (deficit)	711,359	(1,087,582)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,470,114	$386,796

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Revenue	$550,700	$388,224	$249,522
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	29,587	14,016	6,035
Product development and technology	61,816	29,300	43,894
Sales and marketing	255,135	176,967	104,177
General and administrative	461,451	14,692	8,359
Depreciation and amortization	18,430	13,573	9,806
Total costs and operating expenses	826,419	248,548	172,271
Operating (loss) income	(275,719)	139,676	77,251
Other (income) expense:
Other (income) expense, net	(22)	2,967	7
Loss on extinguishment of debt	—	4,877	2,857
Interest income	(160)	(715)	(154)
Interest expense	27,913	49,569	22,193
Total other expense, net	27,731	56,698	24,903
(Loss) income before income taxes	(303,450)	82,978	52,348
Income tax benefit (expense)	9,827	(16,930)	(8,555)
Net (loss) income	$(293,623)	$66,048	$43,793
Net (loss) income attributable to common stockholders
Basic	$(293,623)	$42,441	$13,795
Diluted	$(293,623)	$42,745	$14,226
(Loss) earnings per share:
(Loss) earnings per share - basic	$(1.07)	$0.19	$0.12
(Loss) earnings per share - diluted	$(1.07)	$0.18	$0.12
Weighted average shares used in computing (loss) earnings per share:
Basic	274,696	226,607	111,842
Diluted	274,696	231,209	118,344

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$184	$28	$—
Product development and technology	10,937	1,775	1,048
Sales and marketing	8,789	1,268	544
General and administrative	377,375	676	170

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	5,654	$166,777	78,483	$157	—	$—	$54,281	$(86,191)	$(31,753)
Stock options exercised	—	—	5,285	11	—	—	3,338	—	3,349
Vesting of restricted stock awards	—	—	94	—	—	—	—	—	—
Conversion of preferred stock to common stock	(5,654)	(166,777)	141,339	283	—	—	166,494	—	166,777
Preferred stock issuance, net of issuance costs	126,046	737,009	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,762	—	1,762
Dividends paid ($152.25 per preferred share, $5.91 per common share)	—	—	—	—	—	—	(225,875)	(1,120,480)	(1,346,355)
Net income	—	—	—	—	—	—	—	43,793	43,793
Balance at December 31, 2018	126,046	$737,009	225,201	$451	—	$—	$—	$(1,162,878)	$(1,162,427)
Stock options exercised	—	—	2,397	5	—	—	3,037	—	3,042
Common stock issuance	—	—	273	1	—	—	1,622	—	1,623
Restricted stock issuance		—	1,879	3	—	—	(3)	—	—
Stock-based compensation	—	—	—	—	—	—	4,132	—	4,132
Net income	—	—	—	—	—	—	—	66,048	66,048
Balance at December 31, 2019	126,046	$737,009	229,750	$460	—	$—	$8,788	$(1,096,830)	$(1,087,582)
Stock options exercised	—	—	1,469	3	2,300	—	10,828	—	10,831
Stock-based compensation	—	—	—	—	—	—	399,722	—	399,722
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(126,046)	(737,009)	126,046	252	—	—	736,757	—	737,009
Issuance of Class A common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	—	28,615	3	886,853	—	886,856
Private placement of Class A common stock	—	—	—	—	3,030	—	100,000	—	100,000
Conversion of common stock into Class B common stock in connection with initial public offering	—	—	(357,265)	(715)	357,265	36	679	—	—
Common stock withheld for tax obligations and net settlement	—	—	—	—	(1,877)	—	(83,575)	—	(83,575)
Vesting of restricted stock units	—	—	—	—	1,252	—	—	—	—
Charitable stock donation	—	—	—	—	1,075	—	41,721	—	41,721
Net loss	—	—	—	—	—	—	—	(293,623)	(293,623)
Balance at December 31, 2020	—	$—	—	$—	391,660	$39	$2,101,773	$(1,390,453)	$711,359

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(293,623)	$66,048	$43,793
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,430	13,573	9,806
Loss on extinguishment of debt	—	4,877	2,857
Amortization of debt issuance costs	3,390	3,381	1,239
Non-cash operating lease expense	4,478	2,150	—
Stock-based compensation	397,285	3,747	1,762
Change in fair value of contingent consideration	2,068	—	—
Deferred income taxes	(10,910)	(5,674)	(2,433)
Loss on abandonment and impairment of operating lease assets	961	—	—
Charitable stock donation	41,721	—	—
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(16,139)	(14,517)	(12,843)
Prepaid expenses and other assets	(40,935)	102	(2,627)
Accounts payable	2,154	515	665
Accrued expenses and other current liabilities	15,010	11,225	77
Operating lease liabilities	4,576	(2,309)	—
Other liabilities	2,875	168	2,957
Net cash provided by operating activities	131,341	83,286	45,253
Cash flows from investing activities
Purchase of property and equipment	(20,553)	(1,425)	(804)
Acquisitions, net of cash acquired	(55,793)	(31,306)	—
Capitalized software	(15,271)	(4,324)	(2,654)
Net cash used in investing activities	(91,617)	(37,055)	(3,458)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	891,793	—	—
Proceeds from private placement with a related party	100,000	—	—
Proceeds from long-term debt	28,000	154,613	901,813
Payments on long-term debt	(35,029)	(211,845)	(294,937)
Payment of debt issuance costs and prepayment penalty	(1,306)	(2,214)	(25,613)
Issuance of preferred stock, net	—	—	737,009
Issuance of common stock	—	1,623	—
Dividends paid	—	—	(1,346,355)
Payments of initial public offering issuance costs	(4,937)	—	—
Proceeds from exercise of stock options	5,343	3,042	3,349
Proceeds from early exercise of stock options	667	—	—
Employee taxes paid related to net share settlement of equity awards	(78,714)	—	—
Net cash provided by (used in) financing activities	905,817	(54,781)	(24,734)
Net change in cash, cash equivalents and restricted cash	945,541	(8,550)	17,061
Cash, cash equivalents and restricted cash
Beginning of year	26,050	34,600	17,539
End of year	$971,591	$26,050	$34,600
Supplemental disclosure of cash flow information
Cash paid during the year for
Income taxes	$29,228	$19,400	$11,700
Interest	24,517	48,443	18,658
Non cash investing and financing activities
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,100	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	234	29,493	—
Stock-based compensation included in capitalized software development costs	2,437	385	—
Capitalized software development costs in accrued expenses and other current liabilities	1,273	—	—
Conversion of preferred stock to common stock	737,009	—	166,777

The following table presents a reconciliation of cash, cash equivalents and restricted cash in the Company’s Consolidated Balance Sheets to the total of the same such amounts shown above:

	December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$968,691	$26,050	$34,600
Restricted cash	2,900	—	—
Total cash, cash equivalents and restricted cash	$971,591	$26,050	$34,600

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Notes to Consolidated Financial Statements

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

Initial Public Offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on September 22, 2020, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on September 23, 2020.  On September 25, 2020, the Company completed its IPO of 39,807,691 shares of the Company Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) at an offering price of $33.00 per share, pursuant to the Company’s IPO Registration Statement.  The Company sold 28,615,034 shares, including 5,192,307 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, and certain existing stockholders sold an aggregate of 11,192,657 shares.  The Company received aggregate net proceeds of $886.9 million after deducting underwriting discounts and commissions of $52.5 million and other offering expenses of $4.9 million.

Immediately prior to the completion of the IPO, 126,045,531 outstanding shares of redeemable convertible preferred stock with a carrying value of $737.0 million converted into an equivalent number of shares of common stock.  Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 2,000,000,000 shares of Class A Common Stock, 1,000,000,000 shares of Class B Common Stock, $0.0001 par value per share, and 50,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred Stock”).  Upon the filing of the Amended and Restated Certificate of Incorporation, 357,265,256 shares of the Company’s common stock then outstanding were automatically reclassified into an equivalent number of shares of the Company’s Class B Common Stock.  Immediately after the reclassification and prior to the completion of the IPO, a total of 10,098,121 shares of Class B Common Stock held by certain existing shareholders were exchanged for an equivalent number of shares of Class A Common Stock pursuant to terms of certain exchange agreements.  As a result, following the completion of the IPO, the Company has two classes of authorized and outstanding common stock: Class A Common Stock and Class B Common Stock.

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

On September 13, 2020, the Company entered into a stock purchase agreement with a related party, that is an existing investor, to issue $100.0 million worth of shares of Class A Common Stock, with the price per share to be equal to the per share price to the public in the Company’s initial public offering of Class A Common Stock. Closing of the investment was subject to certain customary conditions, including the closing of the initial public offering of Class A common stock. Concurrent with the completion of the IPO, the Company issued 3,030,303 shares of Class A Common Stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

On April 18, 2019, the Company acquired Sappira, Inc. d.b.a. GoodRx Care (formerly known as HeyDoctor). GoodRx Care provides management and other services to Professional Service Corporations (“PSCs”), which are owned by medical professionals in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. The Company determined that the PSCs are VIEs. The Company also determined that it is able to direct the activities of the PSCs that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of the PSCs. Accordingly, the Company consolidates the VIEs.

Total revenue of the VIEs were less than 2% of the Company’s total revenue for the year ended December 31, 2020 and less than 1% of the Company’s total revenue for the period from April 18, 2019 to December 31, 2019. The net results of operations of the VIEs for the years ended December 31, 2020 and 2019 were not material. The VIEs’ total assets and liabilities were each approximately 1% of the Company’s total assets and liabilities at December 31, 2020 and 2019.

Segment Reporting and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker manages the Company on the basis of one operating segment. During the years ended December 31, 2020, 2019 and 2018, all of the Company’s revenue was from customers located in the United States. In addition, at December 31, 2020 and 2019, all of the Company’s right-of-use assets and property and equipment was in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, including the accompanying notes. The Company bases its estimates on historical factors, current circumstances, and the experience and judgment of management. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Significant estimates reflected in the consolidated financial statements include revenue recognition, valuation of intangible assets, and assumptions used for purpose of determining stock-based compensation.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains cash deposits with multiple financial institutions in the United States which, at times, may exceed federally insured limits. Cash may be withdrawn or redeemed on demand. The Company believes that the financial institutions that hold its cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company has not experienced any losses in such accounts.

The Company extends credit to its customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally does not obtain or require collateral.

For the year ended December 31, 2020, three customers accounted for approximately 17%, 14% and 11% of the Company’s revenue. At December 31, 2020, one customer accounted for 12% of the Company’s accounts receivable balance. For the year ended December 31, 2019, two customers accounted for approximately 24% and 23% of the Company’s revenue. At December 31, 2019, two customers accounted for 17% and 16% of the Company’s accounts receivable balance. For the year ended December 31, 2018, three customers accounted for approximately 27%, 19%, and 15% of the Company’s revenue.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID–19”) a pandemic. The Company’s prescription offering initially experienced a decline in activity as many consumers avoided visiting healthcare professionals and pharmacies in-person, though beginning in the second half of 2020 activity in the Company’s prescription offering improved. In addition, the Company has experienced a significant increase in demand for the telehealth offerings. The Company only commenced its telehealth offerings following the acquisition of HeyDoctor (now rebranded to GoodRx Care) in April 2019. The full extent to which the outbreak of COVID-19 will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, the carrying value of the goodwill and other long-lived assets, incentive-based compensation and income taxes.

As of the date of these consolidated financial statements, management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

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

Cash equivalents, consisting of money market funds, of $932.5 million and zero at December 31, 2020 and December 31, 2019, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

Restricted cash as of December 31, 2020 represents cash held in an escrow pursuant to terms of the Scriptcycle business combination relating to contingent consideration.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the amounts due from various customers (primarily PBMs), net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined by management based on historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on circumstances and charges off uncollectible receivables when all attempts to collect have failed. As of December 31, 2020 and 2019, the allowance for doubtful accounts was not material.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for furniture and fixtures and three years for computer equipment. Leasehold improvements are depreciated on the straight-line basis over the shorter of the life of the asset or the remaining lease term. Expenditures for repairs and maintenance are charged to general and administrative expenses as incurred.

Business Combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

The Company performs valuations of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs, cash flows, discount rates and selection of comparable companies. For material acquisitions, the Company may engage the assistance of valuation specialists in concluding on fair value measurements of certain assets acquired or liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred and the amount recognized for noncontrolling interest, if any, over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company has one reporting unit during 2020, 2019 and 2018. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairments were recorded in 2020, 2019 and 2018.

Intangible Assets

Intangible assets reflect the value of trademarks, customer relationships, developed technology, and backlog recorded in connection with the Company’s acquisitions. Purchased intangible assets are recorded at their acquisition date fair value, less accumulated amortization. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.

Capitalized Software Costs

The Company accounts for its internal-use software costs, including purchased software, in accordance with ASC 350-40, Internal-Use Software. Capitalization of internal-use costs begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to funding the project, it is probable that the project will be completed, and the software will be used for the function intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed to product development and technology costs in the consolidated statements of operations as incurred. Capitalized internal-use costs are amortized on a straight-line basis over their estimated useful life of three years.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360, long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. If an asset is determined to be impaired, the impairment is measured by the amount that the carrying value of the asset exceeds its fair value. The Company recognized a loss of $1.0 million in the abandonment and impairment of operating lease assets during the year ended December 31, 2020 related to certain office space that was abandoned or subleased, which is included in general and administrative expenses in the consolidated statement of operations. There was no impairment of long-lived assets identified during the years ended December 31, 2019 and 2018.

Leases

On January 1, 2019, the Company adopted ASC 842, Leases, on a modified retrospective basis, and accordingly, the 2018 consolidated financial statements continue to reflect the application of the previous accounting standard (ASC 840). ASC 842 provided a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permitted the Company not to reassess whether a contract is or contains a lease, lease classification and initial direct costs.

The Company has elected to account for lease and non-lease components as a single lease component and also elected not to record operating lease right-of-use assets and operating lease liabilities for leases with an initial term of 12 months or less. Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term.

The Company determines if a contract is, or contains, a lease at inception. All the Company’s leases are operating leases. Leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, net of current portion on the accompanying consolidated balance sheets. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term discounted using the Company’s incremental borrowing rate. Lease payments include fixed payments and variable payments based on an index or rate, if any, and are recognized as lease expense on a straight-line basis over the term of the lease. The lease term includes options to extend or terminate the lease when it is reasonably certain they will be exercised. As none of the Company’s leases provide an implicit rate, the incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term as the lease. Variable lease payments not based on a rate or index are expensed as incurred.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the contractual life of the loan using the effective-interest method. These costs are recorded as a reduction of the related long-term debt balance on the accompanying consolidated balance sheets. Costs incurred in connection with the issuance of line of credit facilities are recorded in other assets and are amortized to interest expense on a straight-line basis over the term of the line of credit facility.

Income Taxes

Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the Company’s consolidated financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties accrued related to its uncertain tax positions in income tax benefit (expense) in the accompanying consolidated statements of operations.

Revenue

The Company’s revenue is primarily derived from prescription transaction fees generated when pharmacies fill prescriptions for consumers. The Company also generates other revenue from subscription, pharmaceutical manufacturer solutions and telehealth services.

On January 1, 2019, the Company adopted ASC 606, Revenue from contracts with customers, on a modified retrospective basis. The adoption of ASC 606 was applied to all contracts at the date of initial application and did not have a material impact on the Company’s revenue recognition. Prior to January 1, 2019, the Company applied ASC 605, Revenue recognition, and recognized revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.

Under ASC 606, the Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to in exchange for those services.

For the years ended December 31, 2020, 2019 and 2018, revenue comprises the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Prescription transactions revenue	$488,257	$364,582	$242,911
Other revenue	62,443	23,642	6,611
Total revenue	$550,700	$388,224	$249,522

Prescription Transactions Revenue

Prescription transactions revenue is primarily generated from PBMs, or customers, when a prescription is filled with a GoodRx code provided through the Company’s platform. In its contracts with customers, the nature of the Company’s promise is to direct prescription volume through its platform, which may include marketing through its mobile apps, websites, and GoodRx cards. These activities are not distinct from each other and are not separate performance obligations. The Company’s performance obligation is to connect consumers with pharmacies that are contracted with the Company’s customers. The Company has no performance obligation to fill prescriptions.

Contracts with PBMs provide that the Company is entitled to either a percentage of fees the PBM charges the pharmacy or a fixed amount per type of drug prescription, when a consumer uses a GoodRx code. The Company’s performance obligation is satisfied upon the completion of pharmacies filling prescriptions. The Company recognizes revenues for its estimated fee due from the customers at a point in time when a prescription is filled.

The Company receives reporting from the customers of the number of prescriptions and amount of consideration to which it is entitled at a prescription level. Certain arrangements with PBMs provide that the amount of consideration the Company is entitled to is based on the volume of prescription fills each month. In addition, the amount of consideration for which the Company is entitled may be adjusted in the event that a fill is determined ineligible, or based upon other adjustments allowed under the contracts with customers. The Company estimates the amount it expects to be entitled to using the expected value method based on historical experience of the number of prescriptions filled, ineligible fills and applicable rates.

The Company generally receives payment within 30 days of the month end in which the prescriptions were filled. However, portions of payments may not be received for up to five months to the extent of adjustments for ineligible fills.

Other Revenue

Other revenue consists of subscription revenue, pharmaceutical manufacturer solutions revenue, and telehealth revenue.

Subscription revenue consists of subscriptions to the GoodRx Gold plan (the “Gold plan”) and the Kroger Savings Club powered by GoodRx (the “Kroger plan”). Under the Gold plan, subscribers purchase a monthly subscription that provides access to lower prices for prescriptions and telehealth visits. Subscribers can cancel the Gold subscription at any time. The Company recognizes revenue for the Gold plan over the subscription period. Under the Kroger plan, subscribers pay an annual upfront fee for a subscription that provides access to lower prices on prescriptions at Kroger pharmacies. At the commencement of the subscription term, subscribers pay an annual fee to the Company which the Company shares with Kroger. Kroger plan subscription fees are generally nonrefundable to the subscriber after the first 30 days unless the Company cancels the subscription, in which case the subscriber is entitled to a pro rata refund. The Company recognizes revenue for the Kroger plan over the subscription period, net of the fee shared with Kroger. The amount of deferred revenue recorded related to these plans as of December 31, 2020 and 2019 is $5.3 million and $3.2 million, respectively. Substantially all of the deferred revenue included in the balance sheet at December 31, 2019 was recognized as revenue during 2020 and the Company expects substantially all of the deferred revenue at December 31, 2020 to be recognized as revenue in 2021.

Pharmaceutical manufacturers may purchase advertisements for a fixed fee that appear on the Company’s apps and websites for a specified period of time, and revenue is recognized over the term of the arrangement. Customers may also purchase advertisements where the Company charges fees on a cost-per-click basis or they may purchase advertisements placed in the Company’s direct mailers. Revenue for these arrangements is recognized at a point in time when the advertisement is clicked or when the direct mailer is shipped. The amount of deferred revenue recorded related to these services as of December 31, 2020 and 2019 is $1.5 million and $0.3 million, respectively.

Deferred revenue is included in accrued expenses and other current liabilities in the consolidated balance sheets.

Telehealth revenue consists of revenues generated from consumers who complete a telehealth visit with a member of the Company’s network of qualified medical professionals. Consumers pay a fee per telehealth visit and the Company recognizes the fee as revenue at a point in time when the visit is complete.

Cost of Revenue

Cost of revenue consists primarily of costs related to outsourced consumer support, physician costs for the Company’s telehealth offering, personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for the Company’s consumer support employees, hosting and cloud costs, merchant account fees, and processing fees. Cost of revenue excludes depreciation and amortization of software development costs, developed technology, and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in the depreciation and amortization line item in the consolidated statements of operations.

Product Development and Technology

Costs related to the development of products are charged to product development and technology expense as incurred. Product development and technology expense consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for employees involved in product development activities, third-party services and contractors related to product development, information technology and software-related costs, and allocated overhead.

Sales and Marketing

Sales and marketing costs consist primarily of advertising and marketing expenses that are expensed as incurred and production costs expensed as of the first date the advertisement takes place. Advertising costs were $222.4 million, $163.7 million and $89.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company does not have any significant minimum advertising or media commitments, other than those disclosed in “Note 13. Commitments and Contingencies”.

Sales and marketing expenses also include personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees, third-party services and contractors, and allocated overhead. Sales commissions relate to contracts with a duration of one year or less and are expensed as incurred.

General and Administrative

General and administrative costs are expensed as incurred and include personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, change in fair value of contingent consideration, charitable donations, and other general overhead costs.

Depreciation and Amortization

The Company’s depreciation and amortization expenses include depreciation of property and equipment, and amortization of capitalized internal-use software costs and intangible assets.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are derived principally from or corroborated by observable market data by correlation or other means, or inputs other than quoted prices that are observable for the asset or liability; and

Level 3	Unobservable inputs for the asset or liability based on management’s assumptions.

When determining the fair value measurements for assets and liabilities which are required to be measured at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impaired. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature. The carrying value of the Company’s debt approximates fair value based on the borrowing rate currently available to the Company for financing with similar terms and were determined to be Level 2.

Stock-Based Compensation

Compensation cost is allocated to cost of revenue, product development and technology, sales and marketing, and general and administrative expense in the consolidated statements of operations for stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) based on the fair value of these awards at the date of grant. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model and the grant date fair value of RSAs and RSUs that contain service or performance conditions is estimated based on the fair value of the Company’s common stock. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the market condition. Stock-based compensation cost for awards that contain market vesting conditions is recognized on a graded vesting basis over the requisite service period, even if the market condition is not satisfied. The requisite service period for awards with service, performance and market conditions is the longer of the service period, the performance period or the derived service period from the Monte Carlo simulation model. For awards that contain service, performance and market vesting conditions, the Company commences recognition of stock-based compensation cost once it is probable that the performance condition will be achieved. If the performance condition is an initial public offering or a change in control event, the performance condition is not probable of being achieved for accounting purposes until the event occurs. Once it is probable that the performance condition will be achieved, the Company recognizes stock-based compensation cost over the remaining requisite service period under a graded vesting model, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved. Thereafter, expense is recognized even if the market condition was not or is not achieved, provided the employee continues to satisfy the service condition. To the extent that the market vesting conditions are achieved earlier than the end of the requisite service period, then stock-based compensation cost is accelerated. Forfeitures are recognized when they occur.

Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used to measure the fair value of RSAs and RSUs. The assumptions used in the Black-Scholes option-pricing model requires the input of subjective assumptions and are as follows:

•

For periods prior to the Company’s IPO, because there was no public market for the Company’s common stock, the fair value of the common stock underlying the Company’s stock-based awards was determined by the Company’s board of directors, with input from management. The Company’s board of directors determined the common stock fair value at the stock option grant date by considering several objective and subjective factors, including the price paid for its common and preferred stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, and the likelihood of achieving a liquidity event. The fair value for periods prior to the Company’s IPO was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the Company’s IPO, the fair value of common stock was determined on the grant date using the closing price of the Company’s common stock.

•	Expected volatility is based on historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants.
•	The expected term is based on historical and estimates of future exercise behavior.

•	The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the options.
•	The dividend yield is based on the Company’s current expectations of dividend payouts.

The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation could be materially different in the future.

Comprehensive (Loss) Income

During the years ended December 31, 2020, 2019 and 2018, other than net (loss) income, the Company did not have any other elements of comprehensive (loss) income.

Basic and Diluted (Loss) Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted (loss) earnings per share attributable to common stockholders for Class A and Class B common stock were the same because they are entitled to the same liquidation and dividend rights.

The Company computes (loss) earnings per share using the two-class method required for participating securities. The two-class method requires net income to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In periods where the Company has net losses, losses are not allocated to participating securities as they are not required to fund the losses. The Company considers redeemable convertible preferred stock to be participating securities as preferred stockholders have rights to participate in dividends with the common stockholders.

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding includes contingently issuable shares where there is no circumstance under which those shares would not be issued. The Co-Chief Executives’ Performance-Vesting Founders Awards (see “Note 15. Stock-Based Compensation”) once vested are settled in shares of common stock on the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event or to satisfy tax withholding requirements. At the time of vesting, these shares are contingently issuable and included in the weighted average number of common shares outstanding for basic (loss) earnings per share.

The Company computes diluted (loss) earnings per share under a two-class method where income is reallocated between common stock, potential common stock and participating securities. Stock-based awards that contain vesting provisions contingent on achievement of performance or market conditions are included in the computation of diluted (loss) earnings per share, if dilutive, from the beginning of the period or date of issuance if later, if all necessary conditions to vest have been satisfied during the period. If all conditions have not been met by the end of the period, dilutive (loss) earnings per share includes the number of shares that would be issuable if the end of the period were the end of the contingency period. Potential common stock includes stock options, RSAs, and RSUs computed using the treasury stock method. For periods where the Company has net losses, diluted (loss) earnings per share is the same as basic (loss) earnings per share, because potentially dilutive shares are excluded from the computation of (loss) earnings per share as their effect is anti-dilutive.

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. This guidance can be adopted either using the prospective or retrospective transition approach. The Company will adopt this standard on January 1, 2021 and apply the changes prospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements, however it does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance is effective for fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. All entities are required to apply the amendments in this ASU retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company will adopt this standard on January 1, 2021 and is currently evaluating the impact of this accounting standard update on its consolidated financial statements, however it does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

3. Business Combinations

Scriptcycle, LLC

On August 31, 2020, the Company acquired all of the equity interests of Scriptcycle, LLC, (“Scriptcycle”). Scriptcycle specializes in managing prescription programs and primarily partners with regional retail pharmacy chains to provide discount offerings. The purpose of the acquisition is to help expand the Company’s business capabilities, particularly with respect to its prescription offering. The aggregate purchase consideration was $58.3 million, including the estimated fair value of contingent consideration of $0.8 million. The maximum amount of contingent consideration payable is $2.9 million subject to the achievement of certain revenue thresholds through January 2021. The fair value of the contingent consideration was measured using Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the acquisition related contingent consideration using a Monte-Carlo simulation model. The Company applied a discount rate of 5.4% at the acquisition date, which captures the risk associated with the contingent consideration. The significant unobservable input used in the fair value measurement of the contingent consideration was forecasted revenue as defined in the purchase agreement.

As of December 31, 2020, the Company estimated the fair value of the contingent consideration to be $2.9 million, which represents the maximum amount of contingent consideration payable, based upon its assessment of the revenue thresholds to be achieved. The change in the fair value of the contingent consideration from the acquisition date through December 31, 2020 is recorded in general and administrative expenses in the accompanying consolidated statement of operations.

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

Unaudited supplemental pro forma financial information for the Scriptcycle acquisition, and the revenue and earnings of Scriptcycle from the acquisition date through December 31, 2020, have not been presented because the effects were not material to the Company’s consolidated financial statements.

Sappira Inc. (d.b.a GoodRx Care, formerly d.b.a. HeyDoctor)

On April 18, 2019, the Company completed its acquisition of 100% of the equity interests in San Francisco, California-based Sappira Inc. (d.b.a GoodRx Care, formerly d.b.a. as HeyDoctor), a privately-held company offering an online application for consultation with physicians. GoodRx Care can be used by patients to obtain prescriptions for various medical afflictions. The Company uses GoodRx Care’s technology and service offerings to increase the visits to the GoodRx online platform. The total purchase consideration for the acquisition of GoodRx Care was $14.3 million in cash, of which $1.4 million was placed in escrow for potential breaches of representations and warranties. The escrow amount, net of any claims for such indemnifiable matters, was released from escrow to stockholders of GoodRx Care in October 2020.

Goodwill of $9.3 million recorded in connection with this acquisition primarily relating to the expected long-term synergies and other benefits, including the acquired assembled workforce, from the acquisition. The acquisition was considered a stock acquisition for tax purposes and, accordingly, goodwill is not expected to be deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $4.2 million, of which $3.1 million was attributable to developed technology, with an estimated useful life of 4 years and $1.1 million was attributable to trademarks and backlog with useful lives ranging from 1 to 7 years. In addition, the Company acquired current assets of $2.1 million and assumed current liabilities of $0.5 million.

Unaudited supplemental pro forma financial information for the GoodRx Care acquisition, and the revenue and earnings of GoodRx Care from the acquisition date through December 31, 2019, have not been presented because the effects were not material to the Company’s consolidated financial statements.

FocusScript LLC

On August 30, 2019, the Company completed the acquisition of certain software assets and the assembled workforce of Creve Coeur, Missouri-based FocusScript LLC (“FocusScript”). The Company uses the acquired claim routing software to service its customers. The total purchase consideration consisted of $18.7 million in cash.

Goodwill of $6.5 million recorded in connection with this acquisition primarily relating to the expected long-term synergies and other benefits, including the acquired assembled workforce, from the acquisition. Goodwill is deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $12.2 million, which was attributable to developed technology with an estimated useful life of 4 years.

Disclosure of unaudited supplemental pro forma financial information for the FocusScript acquisition is not practicable given the Company purchased certain assets and assembled workforce for which historical information was not available. In addition, disclosure of revenues and earnings of FocusScript from the acquisition date through December 31, 2019 is not practicable as the FocusScript acquisition has been integrated into the Company’s operations.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2020	2019
Income taxes receivable	$28,564	$—
Prepaid expenses	17,484	5,014
Lease incentive receivable	—	7,389
Total prepaid expenses and other current assets	$46,048	$12,403

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Computer equipment	$2,047	$1,338
Furniture and fixtures	8,371	556
Leasehold improvements	14,769	1,233
Total property and equipment	25,187	3,127
Less: Accumulated depreciation	(2,130)	(1,267)
Total property and equipment, net	$23,057	$1,860

For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $1.4 million, $0.7 million and $0.3 million, respectively.

During the fourth quarter of 2020, $21.8 million of capitalized costs, principally comprised of furniture and fixtures and leasehold improvements related to the Company’s new office facility in Santa Monica, California were ready for their intended use and were placed into service.

6. Goodwill

The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Balance at beginning of the year	$236,225	$220,420
Add: Sappira Inc. and FocusScript acquisitions	—	15,805
Add: Scriptcycle acquisition	24,891	—
Balance at end of the year	$261,116	$236,225

7. Intangible Assets, Net

The following table presents details of the Company’s intangible assets, net at December 31, 2020:

		December 31, 2020
($ amounts in thousands)	Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	5-9	$12,511	$(11,716)	$795
Customer relationships	5-11	27,900	(3,368)	24,532
Developed technology	1-5	49,098	(37,506)	11,592
Backlog	1	700	(700)	—
		$90,209	$(53,290)	$36,919

The following table presents details of the Company’s intangible assets, net at December 31, 2019:

		December 31, 2019
($ amounts in thousands)	Useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	5-7	$12,000	$(9,856)	$2,144
Customer relationships	5	2,600	(2,210)	390
Developed technology	4-5	46,598	(28,075)	18,523
Backlog	1	700	(490)	210
		$61,898	$(40,631)	$21,267

The weighted-average remaining life of intangible assets, net was 8.0 years and 4.4 years at December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020, 2019 and 2018, amortization expense was $12.7 million, $11.2 million and $9.1 million, respectively.

At December 31, 2020, the expected amortization of intangible assets, net for future periods is as follows:

(in thousands)
Year Ending December 31,
2021	7,916
2022	6,240
2023	4,681
2024	2,415
2025	2,413
2026 and thereafter	13,254
$36,919

8. Capitalized Software, Net

The following table presents details of the Company’s capitalized software, net as follows:

	December 31,
(in thousands)	2020	2019
Capitalized software costs	$26,344	$7,363
Less: Accumulated amortization	(6,544)	(2,185)
Total capitalized software, net	$19,800	$5,178

For the years ended December 31, 2020, 2019 and 2018, amortization expense was $4.4 million, $1.7 million and $0.4 million, respectively. Amortization has not started on $5.2 million of capitalized software costs that are not yet ready for intended use as of December 31, 2020.

At December 31, 2020, the expected amortization of capitalized software, net that has been placed into service for future periods is as follows:

(in thousands)
Year Ending December 31,
2021	$6,622
2022	5,272
2023	2,670
$14,564

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Accrued bonus and other payroll related	$13,607	$3,037
Accrued marketing	10,045	5,820
Deferred revenue	6,852	3,453
Income taxes payable	—	1,349
Other accrued expenses	7,188	1,897
Total accrued expenses and other current liabilities	$37,692	$15,556

Substantially all of the deferred revenue balance included in the balance sheet at December 31, 2019 was recognized as revenue during the year ended December 31, 2020. The Company expects substantially all of the deferred revenue at December 31, 2020 will be recognized as revenue within the next twelve months.

10. Leases

As a result of adopting ASC 842, Leases on January 1, 2019, the Company recorded $4.8 million of operating lease right-of-use assets and $5.2 million of operating lease liabilities on the consolidated balance sheet at January 1, 2019. The difference between the operating lease right-of-use asset and lease liability at the adoption date was deferred rent. The adoption of this guidance had no material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

The Company’s leases consist of office facilities under noncancellable operating lease arrangements that expire at various dates through 2031.  Certain of the Company’s facility leases contain renewal options for periods of up to 10 years, at the Company’s election.  The Company has not recognized any renewal options in its estimate of the lease term as they are not reasonably certain of exercise.  None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.

For the years ended December 31, 2020, 2019 and 2018, lease expense of $7.0 million, $3.0 million and $1.9 million, respectively, is included in operating expenses in the consolidated statements of operations.  The Company did not have any material variable lease costs or short-term lease expenses for the years ended December 31, 2020, 2019 and 2018. The Company's facility leases do not contain material non-lease components.

Cash paid for amounts affecting the measurement of the Company’s operating lease liabilities included in cash flows from operating activities was $3.0 million (net of $5.7 million of cash collected from lease incentive receivable) and $2.5 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the weighted average remaining lease term was 9.2 years and 9.9 years, respectively, and the weighted average discount rate was 6.0% and 5.99%, respectively.

The following table presents maturities of operating lease liabilities at December 31, 2020:

(in thousands)
Year Ending December 31,
2021 (1)	$4,539
2022	5,343
2023	4,498
2024	4,583
2025	4,760
2026 and thereafter	27,796
Total operating lease payments	51,519
Less: Effects of discounting	(13,513)
Present value of operating lease liabilities	$38,006
Operating lease liabilities, current	$4,539
Operating lease liabilities, net of current portion	$33,467
(1) net of lease incentives of $1.6 million to be received over the next twelve months.

11. Income Taxes

The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current
Federal	$235	$20,012	$10,368
State	848	2,592	620
	1,083	22,604	10,988
Deferred
Federal	(7,472)	(4,670)	(1,789)
State	(3,438)	(1,004)	(644)
	(10,910)	(5,674)	(2,433)
Total income tax (benefit) expense	$(9,827)	$16,930	$8,555

The reconciliation of the income tax (benefit) expense computed at the U.S. Federal statutory rate of 21% to the Company's income tax (benefit) expense is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income taxes computed at Federal statutory rate	$(63,725)	$17,425	$10,993
State income taxes	(2,768)	988	(154)
Stock-based compensation	609	313	(99)
Excess tax benefits related to stock- based compensation	(19,961)	(788)	(1,276)
Research and development credits	(3,541)	(1,661)	(858)
Nondeductible officers' compensation	79,046	—	—
(Decrease) increase in valuation allowance	(293)	380	—
Other	806	273	(51)
Income tax (benefit) expense	$(9,827)	$16,930	$8,555
Effective income tax rate	3.2%	20.4%	16.3%

The components of the net deferred tax assets are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Other assets	$2,303	$3,108
Lease liabilities	8,747	9,111
Stock-based compensation	4,422	840
Research and development credits, net of reserves	4,146	1,845
Tax credit carryforward	296	—
Charitable contribution carryforward	8,403	—
Goodwill	9,329	2,524
Net operating losses	215	570
Total deferred tax assets	37,861	17,998
Valuation allowance	(268)	(561)
Deferred tax assets, net of valuation allowance	37,593	17,437
Deferred tax liabilities
Other liabilities	(825)	(214)
Lease assets	(6,377)	(9,002)
Property and equipment	(4,621)	(335)
Capitalized software	(4,557)	(1,072)
Intangible assets	(8,096)	(4,607)
Total deferred tax liabilities	(24,476)	(15,230)
Net deferred tax assets	$13,117	$2,207

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely that some portion, or all, of the deferred tax assets will not be realized.  In making the assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized in future periods.  At December 31, 2020, the Company has recorded a valuation allowance of $0.3 million for certain deferred tax assets, primarily related to U.S. net operating loss carryforwards ("NOLs") generated by the Professional Service Corporations (“PSCs”) as sufficient uncertainty exists regarding the future realization of these assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, featuring significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act increased the Section 163(j) interest expense deduction limitation from 30% to 50% of adjusted taxable income, provided for the payment deferral of certain Social Security taxes, made a technical correction allowing Qualified Improvement Property to be treated as 15-year property, and included numerous other provisions. The CARES Act increased the Company’s interest expense deduction applicable to the 2019 tax year resulting in a reduction of deferred tax assets and a corresponding reduction in income taxes payable of  approximately $2.3 million during the quarter ended March 31, 2020.

At December 31, 2020, the Company had U.S. NOLs of $2.9 million available to reduce future federal income taxes.  An immaterial portion of these federal NOLs expire in 2037 and the remaining NOLs may be carried over indefinitely.  The Company had state NOLs of $1.3 million available to reduce future state income taxes which expire in varying amounts beginning 2029.  In 2020, there was a change in ownership of the PSCs. Section 382 of the Internal Revenue Code (“IRC”) limits the utilization of U.S. NOLs following a change of control. As the 2020 change in ownership in the PSCs constitutes a change of control, the Company estimates that approximately $2.2 million of its U.S. NOLs carryforward generated by the PSCs are limited by Section 382. Any adjustment to the estimated Section 382 limitation would not be material to the consolidated financial statements as a full valuation allowance has been established against the NOLs from the PSCs due to uncertainty regarding their future realization.

The Company had California Competes tax credit carryforwards in the amount of $0.4 million available to offset future California income taxes as of December 31, 2020. Under current California law, unused California Competes tax credits may be carried forward for up to six years. At December 31, 2020, the Company also had California research and development tax credit carryforwards in the amount of $7.8 million to offset future California income taxes. Unused California research credits may be carried forward indefinitely.  Utilization of these tax credits may be subject to an annual limitation based on changes in ownership, as defined by Section 382/383 of the IRC, as amended.

At December 31, 2020, the tax years 2017 and forward are subject to examination by the IRS, and the tax years 2016 and forward are subject to examination by the various state taxing jurisdictions in which the Company is subject to tax. Currently, income tax audits are occurring in the state of New York and Illinois.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2017	$865
Increases related to prior year tax positions	458
Increases related to current year tax positions	3,186
Gross unrecognized tax benefits at December 31, 2018	4,509
Decreases related to prior year tax positions	(879)
Increases related to current year tax positions	744
Gross unrecognized tax benefits at December 31, 2019	4,374
Increases related to prior year tax positions	126
Increases related to current year tax positions	3,327
Settlements with taxing authorities	(119)
Lapse of statute of limitations	(317)
Gross unrecognized tax benefits at December 31, 2020	$7,391

As of December 31, 2020, the Company had unrecognized tax benefits of $7.4 million, $6.7 million of which, if recognized, would impact its effective tax rate.

The Company estimates unrecognized tax benefits will decrease by $0.5 million in 2021 due to the expiration of statute of limitations.

At December 31, 2020 and 2019, accrued interest and penalties related to uncertain tax positions were $0.2 million and $0.1 million, respectively.

12. Debt

The Company's debt balances at December 31, 2020 and 2019 were as follows:

	December 31,
(in thousands)	2020	2019
Principal balance under First Lien Credit Agreement	$681,126	$688,155
Less: Unamortized debt issuance costs and discounts	(14,209)	(17,233)
	$666,917	$670,922

First Lien and Second Lien

In October 2018, the Company entered into a First Lien Credit Agreement (“First Lien”) and a Second Lien Credit Agreement (“Second Lien”) with various lenders, for term loans of $545 million and $200 million, respectively. The Second Lien bore interest at a rate equal to the LIBO Screen Rate plus a margin of 7.50% per annum.

In November 2019, the Company entered into an amendment of the First Lien to draw an additional term loan in the amount of $155 million. The additional term loan has the same maturity date and other terms as the original $545 million term loan. The proceeds from the amendment to the First Lien and existing cash resources were used to repay the Second Lien including prepayment penalties. The Company recognized a loss on extinguishment of the Second Lien of $4.9 million from unamortized debt issuance costs and discounts and prepayment penalties. The Company incurred third-party costs related to the amendment of the First Lien of $2.9 million which were expensed as incurred in other expense, net in the consolidated statements of operations.

The First Lien accrues interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.75% to 3.00%.  The effective interest rate on the First Lien for the years ended December 31, 2020 and 2019 was 3.97% and 5.90%, respectively.  The First Lien requires quarterly principal payments from March 2019 through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of October 10, 2025.  The Company may prepay the First Lien without penalty after April 2019.  The First Lien is collateralized by substantially all of the assets of the Company and 100% of the equity interest of GoodRx.

As of December 31, 2020, the Company is subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien.  Additionally, GoodRx is restricted from making dividend payments, loans or advances to the Company.  At December 31, 2020, the Company was in compliance with its covenants.

The following table presents details of the future principal payments under the debt agreements at December 31, 2020:

(in thousands)
Year Ending December 31,
2021	$7,029
2022	7,029
2023	7,029
2024	7,029
2025	653,010
Total principal payments	$681,126

In 2019, the Company incurred debt issuance costs and discounts of $0.6 million relating to the amendment of the First Lien and the issuance the Second Lien.  Amortization of debt issuance costs and discounts of $3.0 million, $3.3 million and $0.8 million were recognized as interest expense in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Line of Credit

In October 2018, the Company also obtained a line of credit for up to $40.0 million.  During the year ended December 31, 2019, the term of line of credit was extended by one year expiring on October 11, 2024.  The line of credit bears interest at a rate equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.50 to 3.00% on used amounts and 0.25 to 0.50% on unused amounts. In addition, the line of credit has a fixed fronting fee of 0.125% per annum of the Company’s aggregate undrawn and disbursed but unreimbursed letters of credit. There were no borrowings against the line of credit as of December 31, 2020 and 2019.  There were outstanding letters of credit issued against the line of credit for $9.1 million as of December 31, 2020 and 2019, respectively, which reduces the Company’s available borrowings under the line of credit.

In 2019, the Company was required to provide a $9.0 million letter of credit for the benefit of the landlord of a new facility lease which the landlord may draw upon in the event of the Company’s default of rent payment or damages to the building.  The letter of credit will decrease by $0.9 million per year commencing in 2023.

In May 2020, GoodRx, Inc., the Company’s wholly owned subsidiary, as borrower, and GoodRx Intermediate Holdings, LLC, entered into an amendment to increase the amount of the line of credit by $60.0 million to a total of $100.0 million. The Company incurred lender and third-party costs of $1.3 million related to the amendment which are recorded in other assets.

The Company borrowed an aggregate of $28.0 million under its line of credit during the year ended December 31, 2020, of which all had been repaid as of December 31, 2020.

Regulatory authorities that oversee financial markets have announced that after the end of 2021, they would no longer compel banks currently reporting information used to set the LIBO Screen Rate to continue to make rate submissions. As a result, it is possible that beginning in 2022, the LIBO Screen Rate will no longer be available as a reference rate. Under the terms of the Company's First Lien Credit Agreement and line of credit, in the event of the discontinuance of the LIBO Screen Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBO Screen Rate. The Company and lenders under its First Lien Credit Agreement and line of credit shall in good faith establish an alternate benchmark rate which places the lenders and the Company in the same economic position that existed immediately prior to the discontinuation of the LIBO Screen Rate. The Company does not anticipate that the discontinuance of the LIBO Screen Rate will materially impact its liquidity or financial position.

13. Commitments and Contingencies

Refer to “Note 10. Leases” and “Note 12. Debt,” for details of contractual obligations for the Company's noncancellable operating leases and principal payments under its debt agreements, respectively.

Contingent Consideration

The Company is subject to a contingent consideration agreement entered into in connection with its acquisition of Scriptcycle, see "Note 3. Business Combinations – Scriptcycle, LLC".

Purchase Commitments

Effective from July 1, 2020, the Company entered into an addendum to its agreement with a third-party, pursuant to which the Company committed to spend an aggregate of $0.6 million in marketing for each of the twelve-month period after July 1, 2020 for the contract duration of three years plus one year of auto renewal. In December 2020, the Company amended its commercial agreement with another third-party, pursuant to which the Company committed to spend an aggregate of at least $3.3 million annually between January 2021 and December 2022 on cloud hosting services.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the 1934 Exchange Act, and assert that the Company failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with the Company. According to the complaint, when Amazon announced its competitor service, the Company’s stock price fell, causing investor losses.  Lead plaintiff applications were due February 16, 2021.  Once a lead plaintiff is appointed, the Company intends to file a motion to dismiss.  The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and a loss or range of loss, if any, is not reasonably estimable.

The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

In addition, during the normal course of business, the Company may become subject to, and is presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

Indemnifications

The Company’s amended and restated bylaws provides that it will indemnify the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. Pursuant to the Company’s indemnification agreements and directors’ and officers’ liability insurance, certain of the Company’s officers and directors will be indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation, with respect to these indemnification arrangements. As of December 31, 2020 and 2019, the Company has not accrued a liability for these guarantees as, the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

14. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

The Company previously issued common stock and redeemable convertible preferred stock prior to the IPO. Immediately prior to the completion of the IPO, all outstanding shares of the Company’s common stock and redeemable convertible preferred stock converted into the Company’s Class A and Class B Common Stock (see “Note 1. Description of Business”).

On October 12, 2018, the Company issued 126,045,531 shares of redeemable convertible preferred stock for gross proceeds of $748.8 million.  The Company incurred $11.8 million of issuance costs.  Concurrent with this investment, all then existing shares of preferred stock (the “old preferred stock”) were converted to common shares.

The holders of old preferred stock were entitled to receive cumulative preferential dividends, if declared, at an annual rate of 10% of the original issue price of each share of preferred stock.  In May 2018, the Company used the proceeds from its debt financing and cash on hand to pay cumulative dividends in arrears on the old preferred stock of $18.6 million and also to pay a special dividend to preferred and common stockholders of $154.4 million.

In October 2018, the Company used the proceeds from the First Lien and Second Lien, debt facilities, the proceeds from the issuance of preferred stock, and cash on hand to pay cumulative dividends in arrears on the old preferred stock of $6.4 million immediately prior to their conversion to common stock and to pay special dividends to preferred and common stockholders of approximately $1,167.1 million.

A summary of the significant rights and preferences of the redeemable convertible preferred stock outstanding at December 31, 2019 is as follows:

Conversion

Each share of preferred stock was convertible, at the option of the holder, into shares of common stock by dividing the original issue price by the conversion price, subject to adjustments for certain events as defined by the Amended Certificate of Incorporation.  Each redeemable convertible preferred share would automatically be converted into common stock upon the election by the majority of investors provided in writing to the Company at the rate of 1:1. The number of shares of common stock issuable upon conversion of each share of redeemable convertible preferred stock shall be appropriately adjusted to reflect any stock dividend, stock split or other similar event affecting the number of outstanding shares of common stock.  Each share of preferred stock would automatically be converted into common stock, (i) immediately prior to the closing of a Qualified IPO, (ii) upon the election of the preferred majority provided in writing to the Company, which notice may be provided at any time, or (iii) immediately at such time as the liquidation preference had been reduced to zero.  A Qualified IPO was defined as a sale of any class of shares of the Company, resulting in at least $200 million of net proceeds to the Company, in which the per share price of the shares of Common Stock being offered in such public offering was at least (i) prior to October 12, 2022, 1.25x the original issue price and (ii) on or following October 12, 2022, one times the original issue price.  In addition, the Company shall not redeem any portion of the preferred stock, without majority written consent of the preferred stockholders.

Dividends

No dividends would have accrued or  been payable with respect to the preferred stock unless declared by the board of directors.  In the event a dividend to common stockholders was declared, the Company must also declare and pay to holders of the preferred stock at the same time and in the same amount that the preferred stockholders would have been paid had all outstanding preferred stock been converted immediately prior to the record date for such dividend, or if no record date was fixed, the date as of which record holders of common stock were entitled to such dividends.

Liquidation

In the event of any liquidation, dissolution, winding-up of the Company or deemed liquidation events (as defined), the holders of the preferred stock were entitled to receive for each outstanding share an amount equal to the original issuance price per share plus all declared but unpaid dividends.  The original issuance price per share was $5.94.  After payment of the liquidation preferences to the preferred stock, all remaining assets were to be distributed to the common stockholders.  Any proceeds remaining after payment to the holders of redeemable convertible preferred stock were to be distributed ratably to the holders of common stock.

The liquidation preference provisions of the preferred stock such as a change in control were considered contingent redemption provisions as there were certain elements that were not solely within the control of the Company. Accordingly, the preferred stock was presented in the mezzanine section of the consolidated balance sheet.

Voting

The holders of shares of preferred stock were entitled to vote as a separate class for certain matters.  Unless otherwise provided by law or in the current charter, the preferred stockholders voted together with the common stockholders as a single class, on an as converted common stock basis for matters submitted to the stockholders for a vote.

Charitable Stock Donation

In the fourth quarter of 2020, the Company recorded a $41.7 million charge in general and administrative expenses in the accompanying consolidated statement of operations, related to the donation of 1,075,000 shares of Class A Common Stock at fair market value to a charitable organization to fund and support the Company’s philanthropic initiatives. The charitable organization welcomes recommendations from donors regarding distributions from the donations. However, all recommendations are advisory in nature, and the charitable organization will independently determine whether recommendations it receives are consistent with their charitable purposes and fiduciary obligations. The fair value of the donated shares was measured on the date of issuance to the charitable organization using the Company’s traded stock price on that date, and was discounted by 13.0% for a discount for lack of marketability (“DLOM”) as the stock is not freely tradeable. The Company utilized the Finnerty Model to calculate the DLOM using inputs, including length of holding period, volatility and dividend yield, with volatility considered as a significant Level 3 input in the fair value hierarchy.

15. Stock-Based Compensation

2015 Equity Incentive Plan

The board of directors was authorized to grant stock-based awards under the 2015 Equity Incentive Plan (the “2015 Plan”). Following the effectiveness of the 2020 Plan (as defined below), the 2015 Plan was terminated. However, any outstanding awards granted under the 2015 Plan will remain outstanding, subject to the terms of the 2015 Plan and applicable award agreement. Shares of Class A common stock subject to awards granted under the 2015 Plan that expire unexercised or are cancelled, terminated or forfeited in any manner without issuance of shares thereunder following the effective date of the 2020 Plan, have or will become available for issuance under the 2020 Plan in accordance with its terms.

2020 Incentive Award Plan

In connection with the Company’s IPO in 2020, its board of directors adopted, and its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, RSUs, stock appreciation rights (SARs), and other stock or cash based awards to its employees, consultants and directors, and employees, consultants and directors of its subsidiaries. The board of directors or its Compensation Committee is authorized to grant stock-based awards under the 2020 Plan.

An aggregate of 60.7 million shares of Class A and Class B common stock initially were available for issuance under awards granted pursuant to the 2020 Plan, which shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. Shares may be issued under the 2020 Plan as either Class A or Class B common stock. Notwithstanding anything to the contrary in the 2020 Plan, no more than 300.0 million shares of common stock (either Class A or Class B common stock) may be issued pursuant to the exercise of incentive stock options under the 2020 Plan.

The number of shares available for issuance under the 2020 Plan will be increased by an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Company’s board of directors.

At December 31, 2020, 34.4 million shares were available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In connection with the Company’s IPO in 2020, its board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (ESPP). A total of 9.0 million shares of Class A common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2030, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s board of directors. In no event will more than 100.0 million shares of Class A common stock be available for issuance under the ESPP.

The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85% of the lower of the fair market value of Class A common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service (“IRS”) Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). At December 31, 2020, 9.0 million shares were available for issuance under the ESPP.

There were no employee stock purchase offerings during 2020 and accordingly no eligible employees were enrolled in the ESPP during 2020.

Stock Options

Stock options granted generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably monthly over the remaining three-year period. Stock options generally have a ten-year term. Stock options granted under the 2015 Plan and 2020 Plan do not include any forfeitable or non-forfeitable dividend equivalent rights.

A summary of the stock option activity is as follows, in thousands, except per share amounts and term information:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2019	16,850	$3.82
Granted	10,019	8.78
Exercised	(3,769)	2.87
Expired / Cancelled / Forfeited	(1,572)	4.93
Outstanding at December 31, 2020	21,528	$6.22	8.1 years	$734,604
Exercisable at December 31, 2020	9,012	$3.73	7.1 years	$329,945

The weighted-average grant date fair value per share of stock options granted for the years ended December 31, 2020, 2019 and 2018 was $4.23, $1.27 and $1.17, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $112.7 million, $11.1 million and $11.2 million, respectively. The fair value of stock options that vested during the years ended December 31, 2020, 2019 and 2018 was $10.2 million, $2.5 million and $1.6 million, respectively.

All stock options outstanding at December 31, 2020 are options to purchase shares of Class A Common Stock. The fair value of option awards issued with service and performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.4% - 1.4%	1.4% - 2.4%	2.7% - 2.9%
Expected term	5.3 - 6.3 years	5.6 - 6.3 years	5.7 - 6.1 years
Expected stock price volatility	50% - 62%	50%	60%
Dividend yield	—	—	—
Fair value of common stock per share	$5.94 - $33.00	$2.75 - $5.88	$1.05 - $2.75

For the years ended December 31, 2020, 2019 and 2018, the stock-based compensation expense related to stock options was $13.0 million, $2.5 million and $1.8 million, respectively. At December 31, 2020, there was $36.8 million of total unrecognized stock-based compensation cost related to stock options, excluding stock options which contain performance and market conditions described below, which is expected to be recognized over a weighted-average remaining service period of 3.0 years.

In June 2020, the Company granted stock options to purchase 0.6 million shares of common stock at an exercise price of $6.84 per share that vest upon continued service and the achievement of both performance and market conditions. For stock options to purchase 0.4 million shares of common stock, the service condition is satisfied monthly over a 4-year period and for stock options to purchase 0.2 million shares of common stock the service condition is satisfied on January 1, 2022. The performance condition is satisfied upon the closing of the Company’s IPO. The market condition is satisfied upon the Company’s common stock achieving a per share price threshold in the IPO, an average trading price of the Company’s stock for a period subsequent to the IPO, or a per share price in a change in control transaction. Both the market and performance conditions were met upon the closing of the Company’s IPO. The Company estimated the grant date fair value of these awards to be $1.4 million using a Monte Carlo simulation model. The Company recognized $0.6 million of stock-based compensation expense in the year ended December 31, 2020 related to these stock options.

In June 2020, the Company modified the terms of a grant to purchase 0.4 million shares of common stock. The original award that would otherwise have been cancelled upon the employee’s departure from the Company was modified to permit the former employee to only exercise the award within 30 days after the completion of a performance condition, which are the Company completing its IPO or a change in control of the Company or a declaration of dividend payment, as defined.  The fair value of this stock option of $2.4 million on the modification date was recognized as stock-based compensation expense on the effective date of the Company’s IPO.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards and Restricted Stock Unit activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B		Weighted Average
	Stock	Common	Common		Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock		Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2019	1,879	—	—		$3.88
Granted	—	2,800	24,633		23.56
Vested	(470)	(8)	(16,935)	(1)	19.26
Forfeited	—	(2)	—		49.05
Nonvested restricted stock awards or restricted stock units at December 31, 2020	1,409	2,790	7,698		$26.74
(1) Includes 15,691 of restricted stock units vested but not yet settled related to the Performance-Vesting Founders Awards.

For the year ended December 31, 2020, the fair value of RSAs and RSUs that vested was $335.4 million. The fair value of RSAs that vested during 2019 and 2018 was not material. There were no RSUs granted or outstanding during the years ended December 31, 2019 and 2018.

Restricted Stock Awards

The weighted-average fair value per share of RSAs granted for the year ended December 31, 2019 was $3.88. For the years ended December 31, 2020 and 2019, total stock-based compensation expense related to RSAs was $1.8 million and $1.3 million, respectively. At December 31, 2020, there was $4.2 million of total unrecognized stock-based compensation cost related to these RSAs which is expected to be recognized over the remaining service period of 2.3 years. There were no RSAs granted during the year ended December 31, 2018.

Restricted Stock Units for Class A Common Stock

For the year ended December 31, 2020, the Company granted RSUs for Class A Common Stock. Substantially all of the RSUs granted vest upon continued service over a four-year period. For the year ended December 31, 2020, total stock-based compensation expense related to RSUs was $9.5 million. At December 31, 2020, there was $109.0 million of total unrecognized stock-based compensation cost related to these RSUs which is expected to be recognized over the weighted average remaining service period of 3.7 years.

Restricted Stock Units for Class B Common Stock

On September 11, 2020, the board of directors granted RSUs covering an aggregate of 24,633,066 shares of Class B Common Stock to the Company’s Co-Chief Executive Officers, subject to the completion of the Company’s initial public offering. Each of the Co-Chief Executive Officers received (i) 8,211,022 RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4,105,511 RSUs that vest in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards”). Any Performance-Vesting Founders Awards that vest will be settled in shares of common stock on the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event or to satisfy tax withholding requirements. The Performance-Vesting Founders Awards and Time-Vesting Founders Awards are subject to certain vesting acceleration terms. The grant date fair value of these awards was $533.3 million. The Company used a Monte Carlo simulation model to calculate the grant date fair value of the Performance-Vesting Founders Awards and the derived service period. The

Monte Carlo simulation model incorporates the likelihood of achieving the market condition and requires the input of assumptions including the estimated fair value of common stock, expected volatility, expected term, risk-free rate and dividend yield. The primary inputs used in the Monte Carlo simulation model were volatility of 55% and estimated cost of equity of 11%. The Company then applied a 20% DLOM to the value of the RSUs as the issuance of the shares for these awards is deferred by three-years from the applicable vesting date, or earlier, upon a qualifying change in control or to satisfy tax withholding requirements. The Company utilized the Finnerty Model to calculate the DLOM using inputs, including length of holding period, volatility and dividend yield, with volatility considered as a significant Level 3 input in the fair value hierarchy. All the stock price goals with respect to the Performance-Vesting Founders Awards were achieved as of October 22, 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested, resulting in recognition of approximately $232.1 million of stock-based compensation expense during the fourth quarter of 2020. The grant date fair value of the Time-Vesting Founders Awards was estimated based on the fair value of the Company's common stock on the date of grant.

As the Performance-Vesting Founders Awards vested in October 2020, the Company settled 0.7 million RSUs during the fourth quarter of 2020, sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining 15.7 million Performance-Vesting Founders Awards shares will not be issued until three years from the vesting date or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

During the year ended December 31, 2020, the Company has recognized a cumulative $373.0 million of stock-based compensation expense, with $53.2 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. At December 31, 2020, there was $160.3 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over the weighted average remaining service period of 2.1 years.

Excess Tax Benefits

The Company recognized excess tax benefits of $21.7 million, $0.9 million and $1.3 million associated with equity award exercises and vesting in its income tax benefit (expense) for the years ended December 31, 2020, 2019 and 2018, respectively.

Tax Withholdings

To meet the related tax withholding requirements for the year ended December 31, 2020, the Company withheld 1.8 million shares of common stock, inclusive of the settlement of 0.7 million RSUs related to the Performance-Vesting Founders Awards, which were returned to the shares reserved for future issuance under the Company’s 2020 Plan. The Company anticipates expending substantial funds to satisfy tax withholding and remittance obligations as the equity awards vest over time.

Bonus Expense for Options

In connection with the dividend payments made to stockholders in May 2018 and October 2018, as further described in “Note 14. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit),” the Company paid vested option holders cash bonuses totaling $38.8 million which are included in the following components of expenses on the accompanying consolidated statement of operations for the year ended December 31, 2018 as follows:

Cost of revenue	$—
Product development and technology	29,189
Sales and marketing	6,878
General and administrative	2,733
$38,800

The payment of cash bonuses to vested option holders was not required under terms of the options or the 2015 Plan, and did not result in a modification of the stock options.

16. Basic and Diluted (Loss) Earnings Per Share

The computation of (loss) earnings per share for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Net (loss) income	$(293,623)	$66,048	$43,793
Less: Accumulated dividends on convertible preferred stock	—	—	(12,984)
Less: Undistributed earnings allocated to convertible preferred stock	—	(23,607)	(17,014)
Net (loss) income attributable to common stockholders - basic	$(293,623)	$42,441	$13,795
Add: Undistributed earnings reallocated to holders of common stock	—	304	431
Net (loss) income attributable to common stockholders - diluted	$(293,623)	$42,745	$14,226
Denominator:
Weighted average shares - basic	274,696	226,607	111,842
Dilutive impact of stock options, restricted stock awards and restricted stock units	—	4,602	6,502
Weighted average shares - diluted	274,696	231,209	118,344
(Loss) earnings per share
Basic	$(1.07)	$0.19	$0.12
Diluted	$(1.07)	$0.18	$0.12

The following weighted-average potentially dilutive shares were excluded from the computation of diluted net (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Redeemable convertible preferred stock	92,479	126,046	137,946
Stock options, restricted stock awards and restricted stock units	27,374	7,304	2,539

17. Condensed Financial Information of Parent Company

GoodRx Holdings Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries.  Under the terms of debt agreements entered into by GoodRx, a wholly-owned subsidiary of GoodRx Intermediate Holdings, LLC, which itself is a wholly-owned subsidiary of GoodRx Holdings, Inc., GoodRx is restricted from making dividend payments, loans or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. These restrictions have resulted in the restricted net assets (as defined in Rule 1-02 of Regulation S-X) of GoodRx, Inc. and its subsidiaries to exceed 25% of the consolidated net assets of GoodRx Holdings, Inc. and its subsidiaries.

The condensed financial information is presented on a “parent-only” basis, and GoodRx Holdings Inc.’s investment in its subsidiary is stated at cost plus equity in (loss) earnings of subsidiary less distributions received from subsidiary since the date of the October 7, 2015 acquisition. GoodRx Holdings.

Inc.’s share of net (loss) income of its subsidiary is included in net income using the equity method of accounting.

During 2020 and 2019, GoodRx Holdings, Inc. received no dividends from its subsidiary. During 2018, GoodRx Holdings, Inc. received dividends from its subsidiary of $606.0 million.

The following table presents the parent-only balance sheets of GoodRx Holdings, Inc. as of December 31, 2020 and 2019:

	December 31,
(in thousands, except par values)	2020	2019
Assets
Cash	$5	$110
Other asset	57	147
Investment in subsidiary, net of distributions	711,384	—
Total assets	$711,446	$257
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Investment in subsidiary, net of distributions	$-	$350,830
Other current liabilities	87	—
Total liabilities	87	350,830
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.006 par value; zero and 130,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; and zero and 126,046 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	737,009
Stockholders' equity (deficit)
Common stock, $0.002 par value; zero and 380,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; and zero and 229,750 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	460
Common stock, $0.0001 par value; Class A: 2,000,000 and zero shares authorized, 63,071 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; and Class B: 1,000,000 and zero shares authorized, 328,589 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	39	—
Additional paid-in capital	2,101,773	8,788
Accumulated deficit	(1,390,453)	(1,096,830)
Total stockholders' equity (deficit)	711,359	(1,087,582)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$711,446	$257

The following table presents the parent-only statements of operations of GoodRx Holdings, Inc. for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Equity in (loss) earnings of subsidiary	$(293,623)	$66,048	$43,793
Net (loss) income	$(293,623)	$66,048	$43,793

The following table presents the parent-only statements of cash flows of GoodRx Holdings, Inc. for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(293,623)	$66,048	$43,793
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in loss (earnings) of subsidiary	293,623	(66,048)	(43,793)
Changes in assets and liabilities:
Other asset	90	(147)	—
Other current liabilities	87	—	—
Net cash provided by (used in) operating activities	177	(147)	—
Cash flows from investing activities
Distribution from subsidiary	—	—	605,997
Investment in subsidiary	(914,434)	(4,908)	—
Net cash (used in) provided by investing activities	(914,434)	(4,908)	605,997
Cash flows from financing activities
Issuance of preferred stock, net	—	—	737,009
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	891,793	—	—
Proceeds from private placement with a related party	100,000	—	—
Payments of initial public offering issuance costs	(4,937)	—	—
Issuance of common stock	—	1,623	—
Dividends paid	—	—	(1,346,355)
Proceeds from exercise of stock options	5,343	3,042	3,349
Proceeds from early exercise of stock options	667	—	—
Employee taxes paid related to net share settlement of equity awards	(78,714)	—	—
Net cash provided by (used in) financing activities	914,152	4,665	(605,997)
Net change in cash	(105)	(390)	—
Cash
Beginning of year	110	500	500
End of year	$5	$110	$500

18. Subsequent Events

In March 2021, the Company’s Board of Directors granted RSUs for 0.5 million shares of Class A Common Stock to employees, which will substantially vest over a four-year period. The Company estimates the grant date fair value of these RSUs is approximately $22.8 million, which will be recognized as stock-based compensation cost, net of forfeitures that occur, over approximately four years.