Form 10-Q
period 2021-03-31
GoodRx Holdings, Inc.
filed 2021-05-14
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of  May 10, 2021, the registrant had 69,555,726 shares of Class A common stock, $0.0001 par value per share, and 323,389,392 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our ability to achieve broad market education and change consumer purchasing habits; our ability to continue to attract, acquire and retain consumers in a cost-effective manner; our reliance on our prescription offering and ability to expand our offerings; changes in medication pricing and pricing structures; our inability to control the categories and types of prescriptions for which we can offer savings or discounted prices; our reliance on a limited number of industry participants; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infection disease, including the COVID-19 pandemic; the accuracy of our estimate of our total addressable market and other operational metrics; the development of the telehealth market; our ability to maintain and expand a network of skilled telehealth providers; risks related to negative media coverage; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform and brand; risks related to our material weaknesses in our internal control over financial reporting and any future material weaknesses; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to information technology and cyber-security; compliance with government regulation of the internet, e-commerce and data and other regulations; our ability to utilize our net operating loss carryforwards and certain other tax attributes; management’s ability to manage our transition to being a public company; our ability to attract, develop, motivate and retain well-qualified employees; risks related to general economic factors, natural disasters or other unexpected events; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites; our reliance on third-party platforms to distribute our platform and offerings; our reliance on software as-a-service technologies from third parties; systems failures or other disruptions in the operations of these parties on which we depend; changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; as well as the other important factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 10-K”) and our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

GOODRX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$990,463	$968,691
Restricted cash	2,900	2,900
Accounts receivable, net	74,399	68,729
Prepaid expenses and other current assets	55,618	46,048
Total current assets	1,123,380	1,086,368

Property and equipment, net	22,693	23,057
Goodwill	261,116	261,116
Intangible assets, net	34,443	36,919
Capitalized software, net	25,944	19,800
Operating lease right-of-use assets	27,883	27,712
Deferred tax assets, net	13,344	13,117
Other assets	2,171	2,025
Total assets	$1,510,974	$1,470,114
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$15,101	$10,291
Accrued expenses and other current liabilities	34,944	37,692
Current portion of debt	7,029	7,029
Operating lease liabilities, current	5,975	4,539
Total current liabilities	63,049	59,551
Debt, net	658,883	659,888
Operating lease liabilities, net of current portion	33,705	33,467
Other liabilities	6,278	5,849
Total liabilities	761,915	758,755
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 69,043 and 63,071 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; and Class B: 1,000,000 shares authorized, 323,414 and 328,589 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	39	39
Additional paid-in capital	2,137,805	2,101,773
Accumulated deficit	(1,388,785)	(1,390,453)
Total stockholders' equity	749,059	711,359
Total liabilities and stockholders' equity	$1,510,974	$1,470,114

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenue	$160,431	$133,408
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	10,428	6,019
Product development and technology	26,160	10,325
Sales and marketing	79,694	63,162
General and administrative	43,786	5,887
Depreciation and amortization	5,361	4,345
Total costs and operating expenses	165,429	89,738
Operating (loss) income	(4,998)	43,670
Other expense, net:
Other income, net	—	(5)
Interest income	(16)	(75)
Interest expense	5,905	8,638
Total other expense, net	5,889	8,558
(Loss) income before income taxes	(10,887)	35,112
Income tax benefit (expense)	12,555	(7,766)
Net income	$1,668	$27,346
Net income attributable to common stockholders
Basic	$1,668	$17,662
Diluted	$1,668	$17,832
Earnings per share:
Earnings per share - basic	$0.00	$0.08
Earnings per share - diluted	$0.00	$0.08
Weighted average shares used in computing earnings per share:
Basic	406,170	229,880
Diluted	429,577	236,225

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$121	$17
Product development and technology	8,336	896
Sales and marketing	5,258	870
General and administrative	32,811	427

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	—	$—	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	—	—	513	—	2,680	—	2,680
Stock-based compensation	—	—	—	—	48,254	—	48,254
Vesting of restricted stock units	—	—	608	—	—	—	—
Common stock withheld for tax obligations and net settlement	—	—	(324)	—	(14,902)	—	(14,902)
Net income	—	—	—	—	—	1,668	1,668
Balances at March 31, 2021	—	$—	392,457	$39	$2,137,805	$(1,388,785)	$749,059

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	126,046	$737,009	229,750	$460	$8,788	$(1,096,830)	$(1,087,582)
Stock options exercised	—	—	467	1	691	—	692
Stock-based compensation	—	—	—	—	2,501	—	2,501
Net income	—	—	—	—	—	27,346	27,346
Balances at March 31, 2020	126,046	$737,009	230,217	$461	$11,980	$(1,069,484)	$(1,057,043)

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$1,668	$27,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,361	4,345
Amortization of debt issuance costs	863	783
Non-cash operating lease expense	872	1,152
Stock-based compensation	46,526	2,210
Deferred income taxes	(227)	2,292
Changes in operating assets and liabilities
Accounts receivable	(5,670)	(12,064)
Prepaid expenses and other assets	(9,844)	(2,821)
Accounts payable	4,943	7,254
Accrued expenses and other current liabilities	(67)	15,501
Operating lease liabilities	631	(427)
Other liabilities	429	21
Net cash provided by operating activities	45,485	45,592
Cash flows from investing activities
Purchase of property and equipment	(2,715)	(674)
Capitalized software	(6,980)	(2,733)
Net cash used in investing activities	(9,695)	(3,407)
Cash flows from financing activities
Proceeds from long-term debt	—	28,000
Payments on long-term debt	(1,757)	(1,757)
Proceeds from exercise of stock options	2,372	692
Proceeds from early exercise of stock options	—	667
Employee taxes paid related to net share settlement of equity awards	(14,633)	—
Net cash (used in) provided by financing activities	(14,018)	27,602
Net change in cash, cash equivalents and restricted cash	21,772	69,787
Cash, cash equivalents and restricted cash
Beginning of period	971,591	26,050
End of period	$993,363	$95,837
Supplemental disclosure of cash flow information
Non cash investing and financing activities
Stock-based compensation included in capitalized software development costs	1,728	291
Capitalized software development costs in accrued expenses and other current liabilities	615	119

The following table presents a reconciliation of cash, cash equivalents and restricted cash in the Company’s Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in thousands)	2021	2020
Cash and cash equivalents	$990,463	$95,837
Restricted cash	2,900	—
Total cash, cash equivalents and restricted cash	$993,363	$95,837

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

GoodRx Holdings, Inc. was incorporated in September 2015. On October 7, 2015, GoodRx Holdings, Inc. acquired 100% of the outstanding shares of GoodRx, Inc. (“GoodRx”). GoodRx, a Delaware corporation, was initially formed in September 2011.

GoodRx Holdings, Inc. and its subsidiaries (the “Company”) offer information and tools to help consumers compare prices and save on their prescription drug purchases. The Company operates a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States (the “prescription offering”). The services are free to consumers and the Company primarily earns revenue from its core business from pharmacy benefit managers (“PBMs”) that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. The Company also offers other healthcare products and services, including subscriptions, pharmaceutical manufacturer solutions and telehealth services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and the related notes, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021. The December 31, 2020 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The Company’s condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in accounting policies during the three months ended March 31, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes.

During the three months ended March 31, 2021 and 2020, other than net income, the Company did not have any other elements of comprehensive income or loss. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GoodRx Holdings, Inc., its wholly owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. Results of businesses acquired are included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

Consolidation of VIEs

GoodRx Care, LLC (formerly known as HeyDoctor), a wholly owned subsidiary of the Company, provides management and other services to professional service corporations (“PSCs”), which are owned by medical professionals in accordance with certain state laws that restrict the corporate practice of medicine and require medical practitioners to own such entities. The Company determined that the PSCs are VIEs. The Company also determined that it is able to direct the activities of the PSCs that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of the PSCs. Accordingly, the Company consolidates the VIEs.

Revenue of the VIEs were less than 3% and 1% of the Company’s revenue for the three months ended March 31, 2021 and 2020, respectively. The net results of operations of the VIEs for the three months ended March 31, 2021 and 2020 were not material. The VIEs’ total assets and liabilities were each approximately 1% of the Company’s total assets and liabilities at March 31, 2021 and December 31, 2020, respectively.

Segment Reporting and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker manages the Company on the basis of one operating segment. During the three months ended March 31, 2021 and 2020, all of the Company’s revenue was from customers located in the United States. In addition, at March 31, 2021 and December 31, 2020, all of the Company’s right-of-use assets and property and equipment was in the United States.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, including the accompanying notes. The Company bases its estimates on historical factors, current circumstances, and the experience and judgment of management. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Significant estimates reflected in the condensed consolidated financial statements include revenue recognition, valuation of intangible assets and assumptions used for purposes of determining stock-based compensation.

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

For the three months ended March 31, 2021, four customers accounted for approximately 14%, 11%, 10% and 10% of the Company’s revenue. For the three months ended March 31, 2020, three customers accounted for approximately 18%, 18% and 12% of the Company’s revenue. At March 31, 2021, one customer accounted for 10%  of the Company’s accounts receivable balance. At December 31, 2020, one customer accounted for 12% of the Company’s accounts receivable balance.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID–19”) a pandemic. The Company’s prescription offering initially experienced a decline in activity as many consumers avoided visiting healthcare professionals and pharmacies in-person, though beginning in the second half of 2020 activity in the Company’s prescription offering improved. The Company’s prescription offering sequentially increased beginning in the third quarter of 2020 through the first quarter of 2021 as consumers partially resumed their interaction with the healthcare system. In addition, the Company has experienced a significant increase in demand for its telehealth offerings. The full extent to which the outbreak of COVID-19 will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, the actions to contain the virus or treat its impact, mutations of the virus, availability and adoption of effective vaccines and how quickly and to what extent normal economic and operating conditions can resume.

In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making the judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, incentive-based compensation and income taxes.

As of the date of these condensed consolidated financial statements, management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s condensed consolidated financial statements or annual consolidated financial statements in future periods.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.  Cash deposits are all in financial institutions in the United States.  Cash and cash equivalents consisted primarily of U.S. treasury securities, money market funds held with an investment bank and cash on deposit.

Cash equivalents, consisting of money market funds, of $932.5 million at both March 31, 2021 and December 31, 2020, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

Restricted cash as of March 31, 2021 and December 31, 2020 represents cash held in an escrow pursuant to terms of the Scriptcycle, LLC business combination relating to contingent consideration, see "Note 3. Business Combination – Scriptcycle, LLC.”

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This guidance may be applied retrospectively or prospectively and is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. On January 1, 2021, the Company adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets in the consolidated balance sheet and are presented within operating cash flows. As of March 31, 2021, capitalized implementation costs for cloud computing arrangements were not material. The adoption did not have a material impact to the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance is effective for fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. All entities are required to apply the amendments in this ASU retrospectively with a cumulative-effect adjustment to retained earnings or accumulated deficit at the beginning of the earliest period presented. The Company adopted this guidance on January 1, 2021, and the adoption did not have any impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of the guidance is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted this guidance on January 1, 2021, and the adoption did not have a material impact to the Company’s consolidated financial statements.

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

3. Business Combination

Scriptcycle, LLC

On August 31, 2020, the Company acquired all of the equity interests of Scriptcycle, LLC (“Scriptcycle”). Scriptcycle specializes in managing prescription programs and primarily partners with regional retail pharmacy chains to provide discount offerings. The purpose of the acquisition was to help expand the Company’s business capabilities, particularly with respect to its prescription offering. The aggregate purchase consideration was $58.3 million, including the estimated fair value of contingent consideration of $0.8 million. The purchase consideration was subject to working capital and other closing adjustments. The maximum amount of contingent consideration payable was $2.9 million subject to the achievement of certain revenue thresholds through January 2021.

As of March 31, 2021 and December 31, 2020, the fair value of the contingent consideration was $2.9 million, which represents the maximum amount of contingent consideration payable, based upon the Company’s assessment of the revenue thresholds that were achieved.

Goodwill associated with this acquisition totaled $24.9 million and primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce. The acquisition was considered an acquisition of assets for tax purposes and, accordingly, goodwill was deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $28.3 million, of which $25.3 million was attributable to a customer related intangible asset, with an estimated useful life of 11 years and $3.0 million was attributable to developed technology and a tradename with useful lives ranging from 1 to 9 years. In addition, the Company acquired current assets of $5.9 million and assumed liabilities of $1.1 million.

Unaudited supplemental pro forma financial information for the Scriptcycle acquisition have not been presented because the effects are not material to the Company’s condensed consolidated financial statements.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Income taxes receivable	$41,392	$28,564
Prepaid expenses	14,226	17,484
Total prepaid expenses and other current assets	$55,618	$46,048

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued bonus and other payroll related	$11,375	$13,607
Accrued marketing	9,554	10,045
Deferred revenue	8,804	6,852
Other accrued expenses	5,211	7,188
Total accrued expenses and other current liabilities	$34,944	$37,692

The Company expects substantially all of the deferred revenue at March 31, 2021 will be recognized as revenue within the next twelve months. Of the $6.9 million deferred revenue included in the condensed consolidated balance sheet at December 31, 2020, $4.3 million was recognized as revenue during the three months ended March 31, 2021. Revenue recognized during the three months ended March 31, 2020 of $1.9 million was included as deferred revenue at December 31, 2019.

6. Income Taxes

The Company calculates income taxes in interim periods by applying an estimated annual effective tax rate to (loss) income before income taxes and by calculating the tax effect of discrete items recognized during the period.

The effective income tax rate was 115.3% and 22.1% for the three months ended March 31, 2021 and 2020, respectively. The change in the Company’s effective income tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the change from pre-tax income to loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to the Company’s equity awards. The Company’s effective income tax rate differs from the U.S. Federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and excess tax benefits from the Company’s equity awards.

 As of December 31, 2020, the Company had unrecognized tax benefits of $7.4 million. There were no significant changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of 2021.

7. Debt

The Company has a term loan with an original amount of $700.0 million (the “First Lien Term Loan Facility”) under its first lien credit agreement (the “First Lien Credit Agreement”) obtained through its wholly owned subsidiary GoodRx as borrower and collateralized by all of the assets of the Company and 100% of the equity of GoodRx. The First Lien Term Loan Facility requires quarterly payments through September 2025, with any unpaid principal and interest due upon maturity on October 10, 2025, and bears interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for the three months ended March 31, 2021 and 2020 was 3.39% and 5.05%, respectively.

The Company also has a line of credit with a maximum amount of $100.0 million (the “Revolving Credit Facility”) associated with the First Lien Credit Agreement.  The Revolving Credit Facility matures on October 11, 2024 and bears interest at a rate equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.50 to 3.00% on used amounts and 0.25 to 0.50% on unused amounts. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2021 and December 31, 2020. There were outstanding letters of credit issued against the Revolving Credit Facility for $9.1 million as of March 31, 2021 and December 31, 2020, which reduces the Company’s available borrowings under the Revolving Credit Facility.

The Company’s debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Principal balance under First Lien Term Loan Facility	$679,369	$681,126
Less: Unamortized debt issuance costs and discounts	(13,457)	(14,209)
	$665,912	$666,917

As of March 31, 2021, the Company is subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Credit Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to the Company.  At March 31, 2021, the Company was in compliance with its covenants.

8. Commitments and Contingencies

Aside from the below, as of March 31, 2021, there were no material changes to the Company’s commitments and contingencies as disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Purchase Commitments

The Company entered into a commercial agreement with a third-party during the quarter ended March 31, 2021, pursuant to which the Company committed to spend an aggregate of at least $3.0 million by the end of the fiscal year ending December 31, 2021 on certain advertising services.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assert that the Company failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with the Company. According to the complaint, when Amazon announced its competitor service, the Company’s stock price fell, causing investor losses. Lead plaintiff applications were submitted February 16, 2021, and on April 8, 2021, the court consolidated the two lawsuits and appointed lead plaintiffs. The Company intends to seek dismissal of the consolidated case. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the class and any liability for the alleged claims is not currently probable and a loss or range of loss, if any, is not reasonably estimable.

On April 29, 2021 and May 5, 2021, Neesha Patel and Wayne Geist, respectively, each filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671 and Case No. 2:21-cv-03829, respectively). The plaintiffs assert claims for breach of fiduciary duty and contribution under the Exchange Act. Neesha Patel asserts additional claims for unjust enrichment and corporate waste. These claims are based on allegations substantially similar to those in the class action lawsuit described above. Plaintiffs are requesting declaratory relief, money damages, restitution, and certain governance reforms. Plaintiffs did not make a pre-suit demand on the Company’s board. The Company intends to seek dismissal of these cases, or a stay pending the outcome of the class action lawsuit. Any liability for the claims alleged is not currently probable and a loss or range of loss, if any, is not reasonably estimable.

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

Indemnification

The Company’s amended and restated bylaws provides that it will indemnify the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. Pursuant to the Company’s indemnification agreements and directors’ and officers’ liability insurance, certain of the Company’s officers and directors will be indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation, with respect to these indemnification arrangements. As of March 31, 2021 and December 31, 2020, the Company has not accrued a liability for these guarantees as, the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

9. Revenue

Revenue consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Prescription transactions revenue	$134,061	$123,017
Other revenue	26,370	10,391
Total revenue	$160,431	$133,408

10. Stock-Based Compensation

Stock Options

A summary of the stock option activity for the three months ended March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2020	21,528	$6.22
Granted	—	—
Exercised	(513)	5.23
Expired / Cancelled / Forfeited	(253)	6.07
Outstanding at March 31, 2021	20,762	$6.24	7.9 years	$680,528
Exercisable at March 31, 2021	9,812	$3.92	7.0 years	$344,350

There were no stock options granted during the three months ended March 31, 2021. The weighted-average grant date fair value per share of stock options granted for the three months ended March 31, 2020 was $2.95. The aggregate intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was $18.7 million and $1.4 million, respectively.

All options outstanding at March 31, 2021 are options to purchase shares of Class A common stock. The fair value of option awards issued with service or service and performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The Company does not have material stock options issued with market vesting conditions.

For the three months ended March 31, 2021 and 2020, the stock-based compensation expense related to stock options was $4.2 million and $1.7 million, respectively. At March 31, 2021, there was $32.0 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.8 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards (“RSAs”) and Restricted Stock Unit (“RSUs”) activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2020	1,409	2,790	7,698	$26.74
Granted	—	647	—	44.12
Vested	—	(95)	(513)	29.12
Forfeited	—	(17)	—	42.31
Nonvested restricted stock awards or restricted stock units at March 31, 2021	1,409	3,325	7,185	$28.05

There were no RSUs granted or outstanding during the three months ended March 31, 2020. There were no RSAs that vested during three months ended March 31, 2021 and 2020.

Restricted Stock Awards

For the three months ended March 31, 2021 and 2020, total stock-based compensation expense related to RSAs was $0.5 million, respectively. At March 31, 2021, there was $3.7 million of total unrecognized stock-based compensation cost related to these RSAs which is expected to be recognized over the remaining service period of 2.0 years. There were no RSAs granted subsequent to December 31, 2019.

Restricted Stock Units for Class A Common Stock

For the three months ended March 31, 2021, total stock-based compensation expense related to RSUs for Class A common stock was $11.8 million. At March 31, 2021, there was $124.1 million of total unrecognized stock-based compensation cost related to these RSUs which is expected to be recognized over the weighted average remaining service period of 3.6 years.

Restricted Stock Units for Class B Common Stock

On September 11, 2020, the board of directors granted RSUs covering an aggregate of 24,633,066 shares of Class B common stock to the Company’s Co-Chief Executive Officers (the “Founders Awards”), subject to the completion of the Company’s initial public offering (“IPO”). Each of the Co-Chief Executive Officers received (i) 8,211,022 RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4,105,511 RSUs that vest and settle in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards”). The grant date fair value of these awards was $533.3 million. The Performance-Vesting Founders Awards vested during the fourth quarter of 2020 and will be settled in shares of common stock in October 2023 or, if earlier, upon a qualifying change in control event or to satisfy tax withholding requirements. The Time-Vesting Founders Awards are subject to vesting acceleration terms upon a qualifying change in control. All the stock price goals with respect to the Performance-Vesting Founders Awards were achieved as of October 22, 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested during the year ended December 31, 2020. As of December 31, 2020, the Company has recognized a cumulative $373.0 million of stock-based compensation expense related to the Founders Awards, of which $53.2 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards.

As the Performance-Vesting Founders Awards vested in October 2020, the Company settled 0.7 million RSUs during the fourth quarter of 2020, sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining 15.7 million Performance-Vesting Founders Awards shares will not be issued until October 2023 or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

During the three months ended March 31, 2021, the Company has recognized $30.0 million of stock-based compensation expense related to the Time-Vesting Founders Awards. At March 31, 2021, there was $130.3 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over the weighted average remaining service period of 2.0 years.

11. Basic and Diluted Earnings Per Share

The computation of earnings per share for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net income	$1,668	$27,346
Less: Undistributed earnings allocated to convertible preferred stock	—	(9,684)
Net income attributable to common stockholders - basic	$1,668	$17,662
Add: Undistributed earnings reallocated to holders of common stock	—	170
Net income attributable to common stockholders - diluted	$1,668	$17,832
Denominator:
Weighted average shares - basic	406,170	229,880
Dilutive impact of stock options, restricted stock awards and restricted stock units	23,407	6,345
Weighted average shares - diluted	429,577	236,225
Earnings per share
Basic	$0.00	$0.08
Diluted	$0.00	$0.08

The following weighted average potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2021	2020
Redeemable convertible preferred stock	—	126,046
Stock options, restricted stock awards and restricted stock units	531	11,063

12. Subsequent Events

On April 16, 2021, the Company acquired all of the outstanding equity interests of HealthiNation Inc. (“HealthiNation”) for $75.0 million in cash. HealthiNation is a leading provider of engaging and informative health video content across all main categories of healthy living. The acquisition will allow the Company to supplement and expand the services currently available under its existing pharmaceutical manufacturer solutions platform.

On April 30, 2021, the Company acquired all of the outstanding equity interests of RxSaver, Inc. (“RxSaver”) for $50.0 million in cash. Similar to the Company’s prescription offering business, RxSaver operates a price comparison platform to provide discount offerings through partnerships with PBMs. The purpose of the acquisition is to help expand the Company’s business capabilities and consumer reach, particularly with respect to its prescription offering.

The above two acquisitions will be accounted for as business combinations under Accounting Standard Codification 805, Business Combinations, using the acquisition method of accounting, which among other things, requires the acquired assets and assumed liabilities be recorded at their fair value. The determination of the fair values of the acquired assets and assumed liabilities is incomplete due to the recent date of the acquisitions. The results of operations of HealthiNation and RxSaver will be included in the consolidated results of the Company beginning from the date of their acquisitions.

On April 20, 2021, the Company’s board of directors granted RSUs for 0.2 million shares of Class A common stock to employees, which will substantially vest over a four-year period. The Company estimates the grant date fair value of these RSUs is approximately $7.9 million, which will be recognized as stock-based compensation cost, net of forfeitures that occur, over approximately four years.

On April 29, 2021 and May 5, 2021, Neesha Patel and Wayne Geist, respectively, each filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671 and Case No. 2:21-cv-03829, respectively), see “Note 8 – Commitments and Contingencies – Legal Contingencies.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2020 10-K filed with the SEC on March 12, 2021. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our 2020 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

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

We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. Our revenue grew 20% in the three months ended March 31, 2021 to $160.4 million, up from $133.4 million in the three months ended March 31, 2020. In the three months ended March 31, 2021, net income was $1.7 million, compared to net income of $27.3 million in the three months ended March 31, 2020. Net income in the three months ended March 31, 2021 was impacted by $46.5 million of stock-based compensation expense, which includes $30.0 million of stock-based compensation expense related to equity awards made to the Co-Chief Executive Officers in connection with the IPO. Adjusted EBITDA was $51.0 million in the three months ended March 31, 2021, compared to $51.9 million in the three months ended March 31, 2020. The continued growth of our business was offset by continued investments in product development and technology and sales and marketing spend, an increase in cost of revenue relative to revenue due primarily to growth of our telehealth offering, as well as investments in our general and administrative infrastructure as we started operating as a public company.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics” below.

We have been focused on capital efficiency and delivering on a cash generative monetization model since inception. Cash flow provided by operating activities was $45.5 million in the three months ended March 31, 2021, compared to $45.6 million in the three months ended March 31, 2020.

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see Part I, Item 1A, “Risk Factors” of our 2020 10-K.

On September 25, 2020, we completed our IPO by issuing 28,615,034 shares of our Class A common stock at a price to the public of $33 per share, resulting in net proceeds to us of $886.9 million, after deducting the underwriting discount of $52.5 million and offering expenses of $4.9 million. Additionally, certain existing stockholders sold an aggregate of 11,192,657 shares. On September 25, 2020, we also completed the sale of 3,030,303 shares of our Class A common stock at a purchase price of $33 per share to SLP Geology Aggregator, L.P., resulting in proceeds to us of $100.0 million. SLP Geology Aggregator, L.P. is an investment fund associated with Silver Lake Partners.

Impact of COVID-19

We continue to closely monitor how the spread of COVID-19 is affecting our employees, customers and business operations. The number of Monthly Active Consumers decreased and our prescription offering experienced a decline in activity in the second quarter of 2020 as compared to the first quarter of 2020 as many consumers avoided visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The number of Monthly Active Consumers then sequentially increased beginning in the third quarter of 2020 and through the first quarter of 2021 as consumers partially resumed their interaction with the healthcare system. Even though we saw improved activity in our prescription offering, we believe COVID-19 continues to have an adverse impact on our prescription offerings and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription offering, which would have an adverse effect on our business, financial condition and results of operations.

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

The full extent to which the outbreak of COVID-19 will continue to impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, mutations of the virus, availability and adoption of effective vaccines, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. This seasonality may impact revenue and sales and marketing expense. The rapid growth of our business may have masked these trends to date, and we expect the impact of seasonality to be more pronounced in the future. In 2020 and 2021 we have seen the impact of the COVID-19 pandemic further disrupt these trends, which may continue in future periods.

Recent Developments

On April 16, 2021, we acquired all of the outstanding equity interests of HealthiNation Inc. (“HealthiNation”) for $75.0 million in cash. HealthiNation is a leading provider of engaging and informative health video content across all main categories of healthy living. The acquisition will allow us to supplement and expand the services currently available under our existing pharmaceutical manufacturer solutions platform.

On April 30, 2021, we acquired all of the outstanding equity interests of RxSaver, Inc. (“RxSaver”) for $50.0 million in cash. Similar to our prescription offering business, RxSaver operates a price comparison platform to provide discount offerings through partnerships with PBMs. The purpose of the acquisition is to help expand our business capabilities and consumer reach, particularly with respect to our prescription offering.

The results of operations of HealthiNation and RxSaver will be included in our consolidated results beginning from the date of their respective acquisitions.

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

	Three Months Ended
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	2021	2020	2020	2020	2020
	(in thousands)
Monthly Active Consumers	5,706	5,644	4,895	4,418	4,875

The number of Monthly Active Consumers grew 17% in the three months ended March 31, 2021 to 5.7 million, compared to 4.9 million in the three months ended March 31, 2020.

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

We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, cash bonuses to vested option holders, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on abandonment and impairment of operating lease assets, charitable stock donation and other income or expense, net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as comparative measures.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net income	$1,668	$27,346
Adjusted to exclude the following:
Interest income	(16)	(75)
Interest expense	5,905	8,638
Income tax (benefit) expense	(12,555)	7,766
Depreciation and amortization	5,361	4,345
Other income, net	—	(5)
Financing related expenses (1)	257	1,118
Acquisition related expenses (2)	3,048	463
Stock-based compensation expense (3)	46,526	2,210
Payroll tax expense related to stock-based compensation	828	59
Adjusted EBITDA	$51,022	$51,865
Adjusted EBITDA Margin	31.8%	38.9%

(1)	Financing related expenses include third party fees related to proposed financings.

(2)

Acquisition related expenses include third party fees for actual or planned acquisitions, including related legal, consulting and other expenditures, and as applicable, retention bonuses to employees related to acquisitions and change in fair value of contingent consideration.

(3)	Non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number and the valuation of awards.

Adjusted EBITDA decreased 2% in the three months ended March 31, 2021 to $51.0 million, compared to $51.9 million in the three months ended March 31, 2020. This slight decrease was principally a function of the continued growth of our business offset by our continued investments in product development and technology and sales and marketing spend, an increase in cost of revenue relative to revenue due primarily to growth of our telehealth offering, as well as investments in our general and administrative infrastructure as we started operating as a public company.

Adjusted EBITDA Margin was 31.8% in the three months ended March 31, 2021, a decrease from 38.9% in the three months ended March 31, 2020, primarily due to our continued investments in product development and technology, an increase in cost of revenue relative to revenue due primarily to growth of our telehealth offering, and investments in our general and administrative infrastructure.

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

Results of Operations

The following table sets forth information comparing the components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Prescription transactions revenue	$134,061	$123,017
Other revenue	26,370	10,391
Total revenue	160,431	133,408
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	10,428	6,019
Product development and technology	26,160	10,325
Sales and marketing	79,694	63,162
General and administrative	43,786	5,887
Depreciation and amortization	5,361	4,345
Total costs and operating expenses	165,429	89,738
Operating (loss) income	(4,998)	43,670
Other expense, net:
Other income, net	—	(5)
Interest income	(16)	(75)
Interest expense	5,905	8,638
Total other expense, net	5,889	8,558
(Loss) income before income taxes	(10,887)	35,112
Income tax benefit (expense)	12,555	(7,766)
Net income	$1,668	$27,346

Components of our Results of Operations

Revenue

Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as our subscription offerings, pharmaceutical manufacturer solutions, and our telehealth offerings. All of our revenue has been generated in the United States.

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

Costs and Operating Expenses

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

•

General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, other general overhead costs, and as applicable, change in fair value of contingent consideration and charitable donations. We have incurred, and expect to continue to incur, additional general and administrative costs in compliance, legal, investor relations, insurance, and professional services related to our compliance and reporting obligations as a public company. We have incurred, and also expect to incur, additional general and administrative costs in connection with the vesting and settlement of restricted stock units (“RSUs”), including the grant of restricted stock unit awards covering an aggregate of 12,316,533 shares of Class B common stock to each of our Co-Chief Executive Officers in connection with our IPO (the “Founders Awards”) in particular. We also anticipate that as we continue to grow as a company our general and administrative costs will increase on an absolute dollar basis.

•

Depreciation and amortization: Consists of depreciation of property and equipment and amortization of capitalized internal-use software costs and intangible assets. Our depreciation and amortization changes primarily based on changes in our property and equipment, intangible assets, and capitalized software balances.

Other Expense, Net

Our other expense, net consists of the following:

•	Other income, net: Consists primarily of miscellaneous income that are not core to our operations and, as applicable, third-party transaction expenses related to modifications of our debt facilities.
•	Interest income: Consists primarily of interest income earned on excess cash held in interest-bearing accounts.
•	Interest expense: Consists primarily of interest expense associated with the First Lien Credit Agreement (as defined below), including amortization of debt issuance costs and discounts.

Income Tax Benefit (Expense)

Our income tax benefit (expense) consists of federal and state income taxes. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to (loss) income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, non-deductible officers’ stock-based compensation expense, state income taxes, and excess tax benefits from our equity awards.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Prescription transactions revenue	$134,061	$123,017	$11,044	9%
Other revenue	26,370	10,391	15,979	154%
Total revenue	$160,431	$133,408	$27,023	20%

Prescription transactions revenue for the three months ended March 31, 2021 increased $11.0 million, or 9%, compared to the three months ended March 31, 2020, driven primarily by a 17% increase in the number of our average Monthly Active Consumers, partially offset by lower contribution-per-consumer due solely to the acquisition of Scriptcycle. Scriptcycle active consumers are included in our Monthly Active Consumers number beginning in the fourth quarter of 2020, the first full quarter post its acquisition. We believe prescription transactions revenue continues to be impacted by COVID-19.

Other revenue for the three months ended March 31, 2021 increased $16.0 million, or 154%, compared to the three months ended March 31, 2020. This increase was primarily due to an increase in subscription revenue as a result of an increase in the number of subscribers in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, an increase in revenue from our pharmaceutical manufacturer solutions offering, and an increase in telehealth revenue driven by GoodRx Care and the launch of the GoodRx Telehealth Marketplace in March 2020. We expect the percentage growth in other revenue to continue to outpace our prescription transactions revenue as we continue to scale the capabilities and platforms of our subscription, pharmaceutical manufacturer solutions and telehealth service offerings.

Costs and Operating Expenses

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$10,428	$6,019	$4,409	73%
As a percentage of total revenue	6%	5%

Cost of revenue for the three months ended March 31, 2021 increased $4.4 million, or 73%, compared to the three months ended March 31, 2020. This increase was primarily due to a $1.4 million increase in provider cost related to our telehealth offerings driven by an increase in the number of online provider visits, a $1.1 million increase in outsourced and in-house personnel related consumer support expense to support our growth, and other increases in hosting and cloud expenses, merchant fees and allocated overhead.

Product Development and Technology

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Product development and technology	$26,160	$10,325	$15,835	153%
As a percentage of total revenue	16%	8%

Product development and technology expenses for the three months ended March 31, 2021 increased by $15.8 million, or 153%, compared to the three months ended March 31, 2020. This increase was primarily due to increases in product development related personnel expenses of $12.0 million due to higher headcount and an increase in stock-based compensation expense related to awards made in connection with and after our IPO. The increase in product development and technology expense was also due to an increase in third-party services and contractor expenses related to product development of $2.0 million and an increase in allocated overhead of $1.6 million in support of our product development efforts.

Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$79,694	$63,162	$16,532	26%
As a percentage of total revenue	50%	47%

Sales and marketing expenses for the three months ended March 31, 2021 increased by $16.5 million, or 26%, compared to the three months ended March 31, 2020. This increase was primarily due to a $8.1 million increase in sales and marketing related personnel expenses due to higher headcount and an increase in stock-based compensation expense related to awards made in connection with and after our IPO and a $6.2 million increase in advertising expenses.

We continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$43,786	$5,887	$37,899	644%
As a percentage of total revenue	27%	4%

General and administrative expenses for the three months ended March 31, 2021 increased by $37.9 million, or 644%, compared to the three months ended March 31, 2020. This increase was primarily due to $30.0 million of expense related to the Founders Awards made in connection with the IPO as further described in Note 10 of our condensed consolidated financial statements. The increase in general and administrative expense was also due to a $5.3 million increase in other executive and administrative related personnel expenses due to higher headcount and an increase in stock-based compensation expense related to other awards made in connection with and after our IPO, and a $4.2 million increase in insurance and professional and other fees to support our growth and operations as a public company after our IPO.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$5,361	$4,345	$1,016	23%
As a percentage of total revenue	3%	3%

Depreciation and amortization expenses for the three months ended March 31, 2021 increased by $1.0 million, or 23%, compared to the three months ended March 31, 2020. This increase was due primarily to a $1.2 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $0.8 million increase in depreciation of property and equipment driven by the completion of the build of our new headquarters in Santa Monica, California. The increase was partially offset by a reduction of $0.9 million of amortization related to acquired intangible assets having been fully amortized.

Other Income, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income, net	$—	$(5)	$5	(100)%
As a percentage of total revenue	0%	0%

Other income, net was not material in the three months ended March 31, 2021 and March 31, 2020.

Interest Income

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$(16)	$(75)	$59	(79)%
As a percentage of total revenue	0%	0%

The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Interest Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$5,905	$8,638	$(2,733)	(32)%
As a percentage of total revenue	4%	6%

Interest expense for the three months ended March 31, 2021 decreased by $2.7 million, or 32%, compared to the three months ended March 31, 2020 primarily due to lower average debt balances and lower interest rates.

Income Tax Benefit (Expense)

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax benefit (expense)	$12,555	$(7,766)	$20,321	(262)%
Effective income tax rate	115.3%	22.1%

For the three months ended March 31, 2021, we had an income tax benefit of $12.6 million, compared to income tax expense of $7.8 million for the three months ended March 31, 2020 and an effective income tax rate of 115.3% and 22.1%, respectively. The change in our income tax benefit (expense) was primarily due to the change from pre-tax income to loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to our equity awards. The pre-tax loss for the three months ended March 31, 2021 was primarily driven by the $30.0 million of stock-based compensation expense related to the Founders Awards made in connection with our IPO.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based Revolving Credit Facility. As of March 31, 2021 we had cash and cash equivalents of $990.5 million and $90.9 million available under our Revolving Credit Facility.

We believe that our net cash provided by operating activities, cash on hand and availability under our Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors” of our 2020 10-K. We historically have not had any off-balance sheet arrangements nor do we currently have any off-balance sheet arrangements as defined under SEC rules.

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

In light of the large number of RSUs subject to the Founders Awards that were granted in connection with our IPO in September 2020, we have incurred and anticipate that we will incur substantial additional stock-based compensation expense and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million. All of the stock price goals with respect to the performance vesting portion of the Founders Awards (the “Performance-Vesting Founders Awards,” see Note 10 of our condensed consolidated financial statements) were achieved in October 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested in 2020, and we recognized a total of approximately $373.0 million of stock-based compensation expense related to the Founders Awards during 2020. During the three months ended March 31, 2021, we recognized an additional $30.0 million of stock-based compensation expense, resulting in a cumulative total of $403.0 million of stock-based compensation expense recognized related to the Founders Awards as of March 31, 2021. The unrecognized stock-based compensation expense associated with the time vesting portion of the Founders Awards of $130.3 million as of March 31, 2021 is expected to be recognized over the weighted average remaining service period of 2.0 years. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the applicable settlement dates. On the settlement dates for the RSUs, we plan to withhold shares and remit taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. As an employee earns compensation, both the employer and the employee are liable for some portion of Social Security taxes and Medicare taxes (collectively referred to as “FICA” taxes) on the compensation. FICA taxes are generally due in the period when the substantial risk of forfeiture lapses. As the Performance-Vesting Founders Awards vested in October 2020, we accelerated the settlement of 0.7 million RSUs during the fourth quarter of 2020 sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining non-accelerated 15.7 million Performance-Vesting Founders Awards shares will not be issued until October 2023 or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

Assuming an approximate 47% tax withholding rate and stock price of $65.00 per share at vesting and settlement, for the 15.7 million Performance-Vesting Founders Award shares that vested as described in the preceding paragraph, we estimate that our cash obligation on behalf of our Co-Founders to the relevant tax authorities to satisfy tax withholding obligations would be approximately $481.7 million, and we would deliver an aggregate of approximately 8.3 million shares of our Class B common stock to net settle these awards, after withholding an aggregate of approximately 7.4 million shares of our Class B common stock. Cash payments for income tax withholdings are due upon the settlement date of the RSUs which is the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event. The actual amount of the tax obligations and the number of shares to be delivered could be higher or lower, depending on the price of our Class A common stock upon settlement and the applicable tax withholding rates then in effect. We also anticipate expending substantial funds to satisfy tax withholding and remittance obligations for other equity awards granted to our employees as they vest over time.

First Lien Credit Agreement

Our first lien credit agreement (the “First Lien Credit Agreement”) provides for a term loan with an original amount of $700.0 million (the “First Lien Term Loan Facility”). We also have a line of credit with a maximum amount of $100.0 million (the “Revolving Credit Facility”) associated with the First Lien Credit Agreement.

The Revolving Credit Facility and the First Lien Term Loan Facility under the First Lien Credit Agreement are collateralized by substantially all of our assets, including our intellectual property, and 100% of the equity interest of GoodRx, Inc.

The First Lien Credit Agreement that governs the Revolving Credit Facility and the First Lien Term Loan Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, repurchases of stock, dividends and other distributions. GoodRx, Inc. is restricted from making dividend payments, loans or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. In addition, GoodRx, Inc. is subject to a financial covenant whereby GoodRx, Inc. is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 8.2 to 1.0. At March 31, 2021, we were in compliance with the covenants under the First Lien Credit Agreement.

Revolving Credit Facility

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin rate, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), that ranges from 2.50% to 3.00%. The Revolving Credit Facility has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), and ranges from 0.25% to 0.50% per annum. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum of our aggregate undrawn and disbursed but unreimbursed letters of credit. The Revolving Credit Facility expires on October 11, 2024. As of March 31, 2021, there was no outstanding principal balance under our Revolving Credit Facility.

Under the terms of a lease agreement entered into during September 2019, GoodRx, Inc. assigned to the landlord drawdown rights against the Revolving Credit Facility for up to $9.0 million to meet the contractual line of credit requirement in the lease agreement. The landlord can draw on the Revolving Credit Facility in the event of our default on rent or damages to the building. The assigned rights to the landlord will be held for the initial three years of the lease term, and subject to certain conditions, the letter of credit will decrease thereafter by up to 10% per year based upon the original amount to no less than $2.0 million. This outstanding letter of credit to the landlord reduces our available borrowings under the Revolving Credit Facility by an amount equal to the value of assigned rights. There were outstanding letters of credit issued against the Revolving Credit Facility for $9.1 million as of March 31, 2021, which reduces our available borrowings under the Revolving Credit Facility to $90.9 million.

First Lien Term Loan Facility

The First Lien Term Loan Facility accrues interest at a rate per annum equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin rate, which is based on our most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), that ranges from 2.75% to 3.00% per annum. The First Lien Credit Agreement requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of October 10, 2025.

The effective interest rate on the First Lien Term Loan Facility was 3.39% and 5.05% for the three months ended March 31, 2021 and 2020, respectively.

The carrying value of the First Lien Term Loan Facility was $665.9 million, net of unamortized debt issuance costs and discount of $13.5 million, as of March 31, 2021.

Holding Company Status

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. The First Lien Credit Agreement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of the First Lien Credit Agreement as of March 31, 2021. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to our audited consolidated financial statements included in our 2020 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$45,485	$45,592
Net cash used in investing activities	(9,695)	(3,407)
Net cash (used in) provided by financing activities	(14,018)	27,602
Net change in cash, cash equivalents and restricted cash	$21,772	$69,787

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $45.5 million for the three months ended March 31, 2021 consisting of $1.7 million of net income, adjusted for $53.4 million of non-cash expenses, made up primarily of stock-based compensation of $46.5 million, including $30.0 million of stock-based compensation related to the Founders Awards made in connection with the IPO, partially offset by $9.6 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by an increase in income tax receivable due to our first quarter tax benefit as well as increases in accounts receivable and accounts payable due to our growing operations.

Net cash provided by operating activities was $45.6 million for the three months ended March 31, 2020 consisting of $27.3 million of net income, adjusted for $10.8 million of non-cash expenses and $7.5 million of net cash provided by changes in our operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by increases in tax payable and other accrued expenses, accounts receivable, accounts payable, and prepaid expenses and other assets due to our growing operations.

Net Cash Used in Investing Activities

Net cash used in investing activities of $9.7 million for the three months ended March 31, 2021 was related to $7.0 million for capitalized software and $2.7 million of capital expenditures, due primarily to leasehold improvements and furniture and fixtures related to the completion of our new office facility in Santa Monica, California.

Net cash used in investing activities of $3.4 million for the three months ended March 31, 2020 was related to $2.7 million for capitalized software and $0.7 million for capital expenditures.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $14.0 million for the three months ended March 31, 2021 was related to $14.6 million of payments for employee taxes related to net share settlement of equity awards and $1.8 million in long-term debt principal payments related to our First Lien Term Loan Facility, partially offset by $2.4 million in proceeds from exercise of stock options.

Net cash provided by financing activities of $27.6 million for the three months ended March 31, 2020 was primarily related to $28.0 million in proceeds from our Revolving Credit Facility and $1.4 million from exercise of stock options, partially offset by $1.8 million in long-term debt principal payments related to our First Lien Term Loan Facility.

Contractual Obligations and Commitments

Other than as described in Note 8 to our condensed consolidated finanical statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments compared with those described in our 2020 10-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2021, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the 2020 10-K.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation of our consolidated financial statements for 2019, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses are:

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

Remediation Measures

We are in the early stages of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the audit committee and the board of directors, is engaged in remedial activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:

•

We have prepared a remediation plan for each of the material weaknesses and are training process owners, developing new controls, enhancing existing controls, evaluating process adoption and monitoring results.

•	We have engaged third party professionals to advise management in connection with the remediation of each of the material weaknesses.
•

We have hired, and plan to continue to hire, additional accounting, human resources, payroll and IT personnel to bolster our technical reporting, transactional accounting and IT capabilities. We have more than doubled our finance and accounting personnel since the beginning of 2020 through March 31, 2021. We are implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and implement formal controls over segregation of duties.

•	We are implementing procedures to identify and evaluate changes in our business and the impact on our controls.
•

We are implementing software solutions to support our ability to monitor, assess, and remediate segregation of duties related issues, as well as support our ongoing compliance efforts with Section 404(a) of Sarbanes-Oxley Act.

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

•

In the first quarter of 2020, we implemented a new enterprise resource planning (“ERP”) system. We are continuing the process of designing and implementing controls over this ERP system to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

•

We are implementing formal processes, policies, and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates, establishing and reviewing thresholds for business performance reviews, and formalizing procedures over the review of financial statements. We have implemented an external financial reporting function within our existing finance team to support our regulatory external financial reporting objectives.

•

We continue to enhance our IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls, enhancing testing and approval controls for program development, and implementing more robust IT policies and procedures over change management and computer operations.

We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to internal and external testing, ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Part II, Item 1 is set forth in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2020 10-K. For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2020 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended March 31, 2021 that were not registered under the Securities Act.

Use of Proceeds

On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement. The remaining net proceeds from our IPO have been invested in investment grade, interest-bearing instruments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock.	S-1/A	333-248465	4.1	9/22/20

4.2	Form of Certificate of Class B Common Stock.	S-8	333-249069	4.4	9/25/20

10.1	First Amendment to 2020 Incentive Award Plan					*

10.2	Form of Restricted Stock Unit Award pursuant to 2020 Incentive Award Plan					*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: May 13, 2021	By:	/s/ Douglas Hirsch
Douglas Hirsch
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Trevor Bezdek
Trevor Bezdek
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial and Accounting Officer)