Form 10-Q
period 2021-06-30
GoodRx Holdings, Inc.
filed 2021-08-12
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 75,429,443 shares of Class A common stock, $0.0001 par value per share, and 320,210,544 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our ability to achieve broad market education and change consumer purchasing habits; our ability to continue to attract, acquire and retain consumers in a cost-effective manner; our reliance on our prescription offering and ability to expand our offerings; changes in medication pricing and pricing structures; our inability to control the categories and types of prescriptions for which we can offer savings or discounted prices; our reliance on a limited number of industry participants; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infection disease, including the COVID-19 pandemic; the accuracy of our estimate of our total addressable market and other operational metrics; the development of the telehealth market; our ability to maintain and expand a network of skilled telehealth providers; risks related to negative media coverage; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform and brand; risks related to our material weaknesses in our internal control over financial reporting and any future material weaknesses; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to information technology and cyber-security; compliance with government regulation of the internet, e-commerce and data and other regulations; our ability to utilize our net operating loss carryforwards and certain other tax attributes; management’s ability to manage our transition to being a public company; our ability to attract, develop, motivate and retain well-qualified employees; risks related to general economic factors, natural disasters or other unexpected events; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites; our reliance on third-party platforms to distribute our platform and offerings; our reliance on software as-a-service technologies from third parties; systems failures or other disruptions in the operations of these parties on which we depend; changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; as well as the other important factors discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 10-K”) and this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

GOODRX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$894,703	$968,691
Restricted cash	—	2,900
Accounts receivable, net	87,004	68,729
Prepaid expenses and other current assets	94,043	46,048
Total current assets	1,075,750	1,086,368

Property and equipment, net	22,105	23,057
Goodwill	320,196	261,116
Intangible assets, net	94,780	36,919
Capitalized software, net	31,996	19,800
Operating lease right-of-use assets	26,902	27,712
Deferred tax assets, net	12,971	13,117
Other assets	2,229	2,025
Total assets	$1,586,929	$1,470,114
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$18,378	$10,291
Accrued expenses and other current liabilities	33,759	37,692
Current portion of debt	7,029	7,029
Operating lease liabilities, current	6,325	4,539
Total current liabilities	65,491	59,551
Debt, net	657,877	659,888
Operating lease liabilities, net of current portion	32,818	33,467
Other liabilities	6,349	5,849
Total liabilities	762,535	758,755
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 72,054 and 63,071 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; and Class B: 1,000,000 shares authorized, 323,339 and 328,589 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	39	39
Additional paid-in capital	2,182,079	2,101,773
Accumulated deficit	(1,357,724)	(1,390,453)
Total stockholders' equity	824,394	711,359
Total liabilities and stockholders' equity	$1,586,929	$1,470,114

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$176,635	$123,295	$337,066	$256,703
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,090	6,824	21,518	12,843
Product development and technology	29,567	11,962	55,727	22,287
Sales and marketing	88,381	51,920	168,075	115,082
General and administrative	39,579	6,332	83,365	12,219
Depreciation and amortization	8,369	4,521	13,730	8,866
Total costs and operating expenses	176,986	81,559	342,415	171,297
Operating (loss) income	(351)	41,736	(5,349)	85,406
Other expense, net:
Other income, net	—	(16)	—	(21)
Interest income	(13)	(41)	(29)	(116)
Interest expense	5,906	6,795	11,811	15,433
Total other expense, net	5,893	6,738	11,782	15,296
(Loss) income before income taxes	(6,244)	34,998	(17,131)	70,110
Income tax benefit (expense)	37,305	(7,661)	49,860	(15,427)
Net income	$31,061	$27,337	$32,729	$54,683
Net income attributable to common stockholders:
Basic	$31,061	$17,663	$32,729	$35,325
Diluted	$31,061	$17,842	$32,729	$35,674
Earnings per share:
Basic	$0.08	$0.08	$0.08	$0.15
Diluted	$0.07	$0.08	$0.08	$0.15
Weighted average shares used in computing earnings per share:
Basic	408,363	230,160	407,273	230,020
Diluted	428,867	236,890	429,228	236,557

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$181	$24	$302	$41
Product development and technology	7,987	918	16,323	1,814
Sales and marketing	5,262	608	10,520	1,478
General and administrative	27,246	571	60,057	998

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	—	$—	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	—	—	513	—	2,680	—	2,680
Stock-based compensation	—	—	—	—	48,254	—	48,254
Vesting of restricted stock units	—	—	608	—	—	—	—
Common stock withheld for tax obligations and net settlement	—	—	(324)	—	(14,902)	—	(14,902)
Net income	—	—	—	—	—	1,668	1,668
Balances at March 31, 2021	—	$—	392,457	$39	$2,137,805	$(1,388,785)	$749,059
Stock options exercised	—	—	2,609	—	13,291	—	13,291
Stock-based compensation	—	—	—	—	42,366	—	42,366
Vesting of restricted stock units	—	—	631	—	—	—	—
Common stock withheld for tax obligations and net settlement	—	—	(304)	—	(11,383)	—	(11,383)
Net income	—	—	—	—	—	31,061	31,061
Balances at June 30, 2021	—	$—	395,393	$39	$2,182,079	$(1,357,724)	$824,394

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	126,046	$737,009	229,750	$460	$8,788	$(1,096,830)	$(1,087,582)
Stock options exercised	—	—	467	1	691	—	692
Stock-based compensation	—	—	—	—	2,501	—	2,501
Net income	—	—	—	—	—	27,346	27,346
Balances at March 31, 2020	126,046	$737,009	230,217	$461	$11,980	$(1,069,484)	$(1,057,043)
Stock options exercised	—	—	222	1	530	—	531
Stock-based compensation	—	—	—	—	2,440	—	2,440
Net income	—	—	—	—	—	27,337	27,337
Balances at June 30, 2020	126,046	$737,009	230,439	$462	$14,950	$(1,042,147)	$(1,026,735)

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$32,729	$54,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,730	8,866
Amortization of debt issuance costs	1,727	1,596
Non-cash operating lease expense	1,791	2,232
Stock-based compensation expense	87,202	4,331
Deferred income taxes	(364)	2,292
Loss on abandonment of operating lease assets	780	—
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(12,873)	(10,653)
Prepaid expenses and other assets	(47,241)	(3,952)
Accounts payable	4,917	753
Accrued expenses and other current liabilities	(1,897)	23,164
Operating lease liabilities	(590)	(224)
Other liabilities	500	737
Net cash provided by operating activities	80,411	83,825
Cash flows from investing activities
Purchase of property and equipment	(3,058)	(1,779)
Acquisitions, net of cash acquired	(125,728)	—
Capitalized software	(13,630)	(6,540)
Net cash used in investing activities	(142,416)	(8,319)
Cash flows from financing activities
Proceeds from long-term debt	—	28,000
Payments on long-term debt	(3,515)	(3,515)
Payment for contingent consideration	(832)	—
Payment of debt issuance costs	—	(1,306)
Proceeds from exercise of stock options	15,481	1,223
Proceeds from early exercise of stock options	—	667
Employee taxes paid related to net share settlement of equity awards	(26,017)	—
Net cash (used in) provided by financing activities	(14,883)	25,069
Net change in cash, cash equivalents and restricted cash	(76,888)	100,575
Cash, cash equivalents and restricted cash
Beginning of period	971,591	26,050
End of period	$894,703	$126,625
Supplemental disclosure of cash flow information
Non cash investing and financing activities
Offering costs included in accounts payable and accrued expense and other current liabilities	$—	$736
Right-of-use assets obtained in exchange for new operating lease liabilities	471	—
Stock-based compensation included in capitalized software development costs	3,418	610
Capitalized software development costs in accounts payable and accrued expenses and other current liabilities	828	269
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	—	2,125

The following table presents a reconciliation of cash, cash equivalents and restricted cash in the Company’s Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in thousands)	2021	2020
Cash and cash equivalents	$894,703	$126,625
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$894,703	$126,625

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

GoodRx Holdings, Inc. and its subsidiaries (the “Company”) offer information and tools to help consumers compare prices and save on their prescription drug purchases. The Company operates a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States (the “prescription offering”). The services are free to consumers and the Company primarily earns revenue from its core business from pharmacy benefit managers (“PBMs”) that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. The Company also offers other healthcare products and services, including subscriptions, pharma manufacturer solutions and telehealth services.

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

The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in accounting policies during the six months ended June 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes.

During the three and six months ended June 30, 2021 and 2020, other than net income, the Company did not have any other elements of comprehensive income or loss. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

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

Revenue of the VIEs were approximately 2% of the Company’s revenue for each of the three and six months ended June 30, 2021 and 2020, respectively. The net results of operations of the VIEs for the three and six months ended June 30, 2021 and 2020 were not material. The VIEs’ total assets and liabilities were each approximately 1% of the Company’s total assets and liabilities at June 30, 2021 and December 31, 2020, respectively.

Segment Reporting and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker manages the Company on the basis of one operating segment. During the three and six months ended June 30, 2021 and 2020, all of the Company’s revenue was from customers located in the United States. In addition, at June 30, 2021 and December 31, 2020, all of the Company’s right-of-use assets and property and equipment was in the United States.

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

For the three months ended June 30, 2021, three customers accounted for approximately 13%, 11% and 10% of the Company’s revenue, respectively. For the six months ended June 30, 2021, three customers accounted for approximately 13%, 12% and 10% of the Company’s revenue, respectively. For the three months ended June 30, 2020, three customers accounted for approximately 17%, 17% and 11% of the Company's revenue, respectively. For the six months ended June 30, 2020, three customers accounted for approximately 18%, 18% and 12% of the Company's revenue, respectively. At June 30, 2021, no customers accounted for more than 10% of the Company’s accounts receivable balance. At December 31, 2020, one customer accounted for 12% of the Company’s accounts receivable balance.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID–19”) a pandemic. The Company’s prescription offering initially experienced a decline in activity as many consumers avoided visiting healthcare professionals and pharmacies in-person, though beginning in the second half of 2020 activity in the Company’s prescription offering improved. The Company’s prescription offering sequentially increased beginning in the third quarter of 2020 through the second quarter of 2021 as consumers partially resumed their interaction with the healthcare system. In addition, the Company has experienced a significant increase in demand for its telehealth offerings. The full extent to which the outbreak of COVID-19 will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, the actions to contain the virus or treat its impact, mutations of the virus, availability and adoption of effective vaccines and how quickly and to what extent normal economic and operating conditions can resume.

In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making the judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the

Company’s carrying value of goodwill and other long-lived assets, valuation of intangible assets acquired in business combinations, incentive-based compensation and income taxes.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist primarily of U.S. treasury securities money market funds held with an investment bank and cash on deposit.

Cash equivalents, consisting of money market funds, of $852.5 million and $932.5 million at June 30, 2021 and December 31, 2020, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

Restricted cash as of December 31, 2020 represented cash held in an escrow pursuant to terms of the Scriptcycle, LLC business combination relating to contingent consideration, see "Note 3. Business Combinations – Scriptcycle, LLC.”

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This guidance may be applied retrospectively or prospectively and is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. On January 1, 2021, the Company adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets in the consolidated balance sheet and are presented within operating cash flows. As of June 30, 2021, capitalized implementation costs for cloud computing arrangements were not material.

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

3. Business Combinations

RxSaver, Inc.

On April 30, 2021, the Company acquired all of the outstanding equity interests of RxSaver, Inc. (“RxSaver”). Similar to the Company’s prescription offering business, RxSaver operates a price comparison platform to provide discount offerings through partnerships with PBMs. The acquisition expands the Company’s business capabilities and consumer reach, particularly with respect to its prescription offering. The aggregate purchase consideration was $50.7 million in cash. The purchase consideration is subject to net working capital and other closing adjustments.

Goodwill associated with this acquisition totaled $25.9 million and primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce. The acquisition was considered an acquisition of assets for tax purposes and, accordingly, goodwill is deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $25.2 million, of which $20.7 million was attributable to a customer related intangible asset, with an estimated useful life of 13 years; and $4.5 million was attributable to developed technology and a tradename with estimated useful lives ranging from 1 to 3 years. In addition, the Company acquired tangible assets of $3.6 million, principally comprised of accounts receivable, and assumed liabilities of $4.0 million.

Unaudited supplemental pro forma financial information for the RxSaver acquisition has not been presented because the effects are not material to the Company’s condensed consolidated financial statements.

The purchase accounting for the RxSaver acquisition remains incomplete with respect to acquired tangible and intangible assets and liabilities assumed as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

HealthiNation Inc.

On April 16, 2021, the Company acquired all of the outstanding equity interests of HealthiNation Inc. (“HealthiNation”). HealthiNation is a leading provider of engaging and informative health video content across all main categories of healthy living. The acquisition allows the Company to supplement and expand the services currently available under its existing pharma manufacturer solutions platform. The aggregate purchase consideration was $76.6 million in cash. The purchase consideration is subject to net working capital and other closing adjustments.

Goodwill associated with this acquisition totaled $33.2 million and primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce. The acquisition was considered a stock acquisition for tax purposes and, accordingly, goodwill is not deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $40.0 million, of which $28.0 million was attributable to a customer related intangible asset, with an estimated useful life of 11 years; $9.5 million was attributable to a content library with an estimated useful life of 3 years; $1.9 million was attributable to an order backlog, with an estimated useful life of 1 year; and $0.6 million was attributable to developed technology and a tradename with estimated useful lives of 1 year. In addition, the Company acquired tangible assets of $5.0 million, principally comprised of acquired cash and accounts receivable, and assumed liabilities of $1.6 million.

Unaudited supplemental pro forma financial information for the HealthiNation acquisition has not been presented because the effects are not material to the Company’s condensed consolidated financial statements.

The purchase accounting for the HealthiNation acquisition remains incomplete with respect to acquired tangible and intangible assets and liabilities assumed as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

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

As of December 31, 2020, the fair value of the contingent consideration was $2.9 million, which represents the maximum amount of contingent consideration payable, based upon the Company’s assessment of the revenue thresholds that were achieved. The $2.9 million contingent consideration was paid in full during the three months ended June 30, 2021.

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

Unaudited supplemental pro forma financial information for the Scriptcycle acquisition has not been presented because the effects are not material to the Company’s condensed consolidated financial statements.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Income taxes receivable	$79,797	$28,564
Prepaid expenses	14,246	17,484
Total prepaid expenses and other current assets	$94,043	$46,048

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued bonus and other payroll related	$13,500	$13,607
Accrued marketing	8,773	10,045
Deferred revenue	8,899	6,852
Other accrued expenses	2,587	7,188
Total accrued expenses and other current liabilities	$33,759	$37,692

The Company expects substantially all of the deferred revenue at June 30, 2021 will be recognized as revenue within the next twelve months. Of the $6.9 million deferred revenue included in the condensed consolidated balance sheet at December 31, 2020, $1.4 million and $5.7 million was recognized as revenue during the three and six months ended June 30, 2021, respectively. Revenue recognized during the three and six months ended June 30, 2020 of $0.9 million and $2.8 million, respectively, was included as deferred revenue at December 31, 2019.

6. Income Taxes

The Company calculates income taxes in interim periods by applying an estimated annual effective income tax rate to (loss) income before income taxes and by calculating the tax effect of discrete items recognized during the period.

The Company's estimated annual effective income tax rate is based on its estimated full year income or loss and the related income taxes for each jurisdiction in which the Company operates. This rate can be affected by estimates of full year pretax income or loss and permanent differences. The Company’s interim and estimated annual effective income tax rates differ from the U.S. Federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, and benefits from research and development tax credits. In addition, the Company's effective income tax rate includes recognized excess tax benefits from its equity awards as a discrete item.

 As of December 31, 2020, the Company had unrecognized tax benefits of $7.4 million. There were no significant changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of 2021.

7. Debt

The Company has a term loan with an original amount of $700.0 million (the “First Lien Term Loan Facility”) under its first lien credit agreement (the “First Lien Credit Agreement”) obtained through its wholly owned subsidiary GoodRx as borrower and collateralized by all of the assets of the Company and 100% of the equity of GoodRx. The First Lien Term Loan Facility requires quarterly payments through September 2025, with any unpaid principal and interest due upon maturity on October 10, 2025, and bears interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Facility for the three months ended June 30, 2021 and 2020 was 3.39% and 3.83%, respectively. The effective interest rate on the First Lien Term Loan Facility for the six months ended June 30, 2021 and 2020 was 3.39% and 4.33%, respectively.

The Company also has a line of credit with a maximum amount of $100.0 million (the “Revolving Credit Facility”) associated with the First Lien Credit Agreement. The Revolving Credit Facility matures on October 11, 2024 and bears interest at a rate equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.50 to 3.00% on used amounts and 0.25 to 0.50% on unused amounts. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2021 and December 31, 2020. There were outstanding letters of credit issued against the Revolving Credit Facility for $9.1 million as of June 30, 2021 and December 31, 2020, which reduces the Company’s available borrowings under the Revolving Credit Facility.

The Company’s debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Principal balance under First Lien Term Loan Facility	$677,611	$681,126
Less: Unamortized debt issuance costs and discounts	(12,705)	(14,209)
	$664,906	$666,917

As of June 30, 2021, the Company is subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Credit Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to the Company. At June 30, 2021, the Company was in compliance with its covenants.

8. Commitments and Contingencies

Aside from the below, as of June 30, 2021, there were no material changes to the Company’s commitments and contingencies as disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Purchase Commitments

The Company entered into a commercial agreement with a third-party during the quarter ended March 31, 2021, pursuant to which the Company committed to spend an aggregate of at least $3.0 million by the end of the fiscal year ending December 31, 2021 on certain advertising services. As of June 30, 2021, the remaining commitment was $1.2 million.

Leases

On May 27, 2021, the Company entered into a non-cancelable lease agreement with a third-party to lease additional office space that is adjacent to and expands its existing corporate headquarters in Santa Monica, California. The lease commences beginning in the year 2022 and expires in the year 2033 with minimum lease payments expected to total approximately $41.4 million over the term of the lease.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assert that the Company failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with the Company. According to the complaints, when Amazon announced its competitor service, the Company’s stock price fell, causing investor losses. Lead plaintiff applications were submitted February 16, 2021, and on April 8, 2021, the court consolidated the two lawsuits under the caption In re GoodRx Holdings, Inc.(Case No. 2:20-cv-11444) and appointed Betty Kalmanson, Lawrence Kalmanson, Shawn Kalmanson, and Janice Kasbaum as Lead Plaintiffs. On June 7, 2021, Lead Plaintiffs filed a consolidated complaint containing substantially similar factual allegations as the prior complaints, but adding claims under Section 11 of the Securities Act of 1933. The Company filed a motion to dismiss the consolidated case on August 6, 2021. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the class and intends to defend itself vigorously. This litigation is at preliminary stages, and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Based upon information presently known to management, the Company has not accrued a loss for this matter as a loss is not probable and reasonably estimable. While it is possible a loss may have been incurred, the Company is unable to estimate a loss or range of loss in this matter.

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

Indemnification

The Company’s amended and restated bylaws provides that it will indemnify the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. Pursuant to the Company’s indemnification agreements and directors’ and officers’ liability insurance, certain of the Company’s officers and directors will be indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation, with respect to these indemnification arrangements. As of June 30, 2021 and December 31, 2020, the Company has not accrued a liability for these guarantees as, the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

9. Revenue

Revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Prescription transactions revenue	$144,857	$109,548	$278,918	$232,565
Subscription revenue (1)	14,316	6,358	26,323	11,998
Other revenue	17,462	7,389	31,825	12,140
Total revenue	$176,635	$123,295	$337,066	$256,703

(1) Represents revenue from the Company's Gold and Kroger Savings subscription offerings. Subscription revenue is disclosed separately from other revenue beginning in the second quarter of 2021. Prior period amounts have been recast to conform with the current period presentation.

10. Stock-Based Compensation

Stock Options

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2020	21,528	$6.22
Granted	—	—
Exercised	(513)	5.23
Expired / Cancelled / Forfeited	(253)	6.07
Outstanding at March 31, 2021	20,762	$6.24	7.9 years	$680,528
Granted	—	—
Exercised	(2,609)	5.09
Expired / Cancelled / Forfeited	(222)	7.71
Outstanding at June 30, 2021	17,931	$6.39	7.7 years	$531,079
Exercisable at June 30, 2021	8,756	$4.36	6.8 years	$277,143

There were no stock options granted during the three and six months ended June 30, 2021. The weighted-average grant date fair value per share of stock options granted for the three and six months ended June 30, 2020 was $3.17 and $3.04, respectively. The aggregate intrinsic value of options exercised for the three months ended June 30, 2021 and 2020 was $79.9 million and $1.0 million, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2021 and 2020 was $98.6 million and $2.4 million, respectively.

All options outstanding at June 30, 2021 are options to purchase shares of Class A common stock. The fair value of option awards issued with service or service and performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The Company does not have material stock options issued with market vesting conditions.

For the three months ended June 30, 2021 and 2020, the stock-based compensation expense related to stock options was $3.9 million and $1.7 million, respectively. For the six months ended June 30, 2021 and 2020, the stock-based compensation expense related to stock options was $8.1 million and $3.4 million, respectively. At June 30, 2021, there was $26.5 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.5 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards (“RSAs”) and Restricted Stock Unit (“RSUs”) activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2020	1,409	2,790	7,698	$26.74
Granted	—	647	—	44.12
Vested	—	(95)	(513)	29.12
Forfeited	—	(17)	—	42.31
Nonvested restricted stock awards or restricted stock units at March 31, 2021	1,409	3,325	7,185	$28.05
Granted	—	618	—	37.86
Vested	(470)	(118)	(513)	18.68
Forfeited	—	(67)	—	36.61
Nonvested restricted stock awards or restricted stock units at June 30, 2021	939	3,758	6,672	$29.44

There were no RSUs granted or outstanding during the three and six months ended June 30, 2020.

Restricted Stock Awards

For the three months ended June 30, 2021 and 2020, total stock-based compensation expense related to RSAs was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, total stock-based compensation expense related to RSAs was $1.0 million and $0.9 million, respectively. At June 30, 2021, there was $3.2 million of total unrecognized stock-based compensation cost related to these RSAs which is expected to be recognized over the remaining service period of 1.8 years. There were no RSAs granted subsequent to December 31, 2019.

Restricted Stock Units for Class A Common Stock

For the three and six months ended June 30, 2021, total stock-based compensation expense related to RSUs for Class A common stock was $12.3 million and $24.1 million, respectively. At June 30, 2021, there was $131.7 million of total unrecognized stock-based compensation cost related to these RSUs which is expected to be recognized over the weighted average remaining service period of 3.4 years.

Restricted Stock Units for Class B Common Stock

On September 11, 2020, the board of directors granted RSUs covering an aggregate of 24,633,066 shares of Class B common stock to the Company’s Co-Chief Executive Officers (the “Founders Awards”), subject to the completion of the Company’s initial public offering. Each of the Co-Chief Executive Officers received (i) 8,211,022 RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4,105,511 RSUs that vest and settle in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards”). The grant date fair value of these awards was $533.3 million. The Performance-Vesting Founders Awards vested during the fourth quarter of 2020 and will be settled in shares of common stock in October 2023 or, if earlier, upon a qualifying change in control event or to satisfy tax withholding requirements. The Time-Vesting Founders Awards are subject to vesting acceleration terms upon a qualifying change in control. All the stock price goals with respect to the Performance-Vesting Founders Awards were achieved as of October 22, 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested during the year ended December 31, 2020. As of June 30, 2021, the Company has recognized a cumulative $427.0 million of stock-based compensation expense related to the Founders Awards, of which $107.2 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. During the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense related to the Time-Vesting Founders Awards of $24.0 million and $54.0 million, respectively. At June 30, 2021, there was $106.3 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over the weighted average remaining service period of 1.9 years. The Company expects to recognize a total of $36.9 million in stock-based compensation expense related to the Time-Vesting Founders Awards in the second half of 2021.

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

11. Basic and Diluted Earnings Per Share

The computation of earnings per share for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$31,061	$27,337	$32,729	$54,683
Less: Undistributed earnings allocated to convertible preferred stock	—	(9,674)	—	(19,358)
Net income attributable to common stockholders - basic	$31,061	$17,663	$32,729	$35,325
Add: Undistributed earnings reallocated to holders of common stock	—	179	—	349
Net income attributable to common stockholders - diluted	$31,061	$17,842	$32,729	$35,674
Denominator:
Weighted average shares - basic	408,363	230,160	407,273	230,020
Dilutive impact of stock options, restricted stock awards and restricted stock units	20,504	6,730	21,955	6,537
Weighted average shares - diluted	428,867	236,890	429,228	236,557
Earnings per share:
Basic	$0.08	$0.08	$0.08	$0.15
Diluted	$0.07	$0.08	$0.08	$0.15

The following weighted average potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Redeemable convertible preferred stock	—	126,046	—	126,046
Stock options, restricted stock awards and restricted stock units	3,277	11,556	1,904	11,309

12. Subsequent Events

On July 7, 2021, the Company acquired substantially all of the assets of RxNXT LLC (“RxNXT”) for $14.5 million in cash, subject to customary closing adjustments. RxNXT is a prescription technology platform. The purpose of the acquisition is to help expand the Company’s business capabilities, particularly with respect to its prescription offering. The acquisition will be accounted for as a business combination under Accounting Standard Codification 805, Business Combinations, using the acquisition method of accounting, which among other things, requires the acquired assets and assumed liabilities be recorded at their fair values. The determination of the fair values of the acquired assets and assumed liabilities is incomplete due to the recent date of the acquisition. The results of operations of RxNXT will be included in the consolidated results of the Company beginning from the date of acquisition.

On July 21, 2021, the Company’s board of directors granted equity awards to certain employees comprised principally of RSUs for 0.5 million shares of Class A common stock, which will substantially vest over a four-year period. The Company estimates the grant date fair value of these RSUs is approximately $15.2 million, which will be recognized as stock-based compensation cost, net of forfeitures that occur, over approximately four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2020 10-K filed with the SEC on March 12, 2021. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of our 2020 10-K and this Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

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
•
“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharma manufacturer solutions offering, or consumers who used our telehealth offerings. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. Monthly Active Consumers from acquired companies are only included beginning in the first full quarter following the acquisition.
•
“PBM” refers to a pharmacy benefit manager. PBMs aggregate demand to negotiate prescription medication prices with pharmacies and pharma manufacturers. PBMs find most of their demand through relationships with insurance companies and employers. However, nearly all PBMs also have consumer direct or cash network pricing that they negotiate with pharmacies for consumers who choose to purchase prescriptions outside of insurance.
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

•
“subscribers” and similar references refers to our consumers that are subscribed to either of our subscription plans, GoodRx Gold or Kroger Savings Club.
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

Healthcare consumers in the United States face an increasing number of challenges. These include a lack of affordability, transparency, and access to care. Additionally, healthcare professionals’ lack of access to current prescription pricing and out of pocket consumer cost information exacerbate the challenges that healthcare consumers face. GoodRx was founded to solve these challenges. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication, and have been able to deliver consumers significant value. Based on a study we conducted in June 2021, consumers of our prescription offering saved an average of 79% off retail prices on prescription medication during the year 2020. In that same year, for the 100 most purchased medications, we beat the average commercial insurance copay 55% of the time (89% of the time when ignoring geographic proximity and convenience considerations), and consumers who paid less than the average commercial insurance copay saved on average 52% off the average copays. Today, our expanded platform also provides access to brand medication savings programs, affordable and convenient medical provider consultations and lab tests via our telehealth offerings, GoodRx Care and the GoodRx Telehealth Marketplace, and other healthcare and wellness related content. Whether a consumer is insured or uninsured, young or old, or suffers from an acute or a chronic ailment, we strive to be at the consumer’s side throughout their healthcare journey. We believe that our offerings provide significant savings to consumers, and can help drive greater medication adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders. These all contribute to a healthier, happier society.

We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. Our revenue grew 43% in the three months ended June 30, 2021 to $176.6 million, up from $123.3 million in the three months ended June 30, 2020, and grew 31% in the six months ended June 30, 2021 to $337.1 million, up from $256.7 million in the six months ended June 30, 2020. In the three months ended June 30, 2021, net income grew 14% to $31.1 million, from net income of $27.3 million in the three months ended June 30, 2020, and declined 40% to $32.7 million in the six months ended June 30, 2021, from $54.7 million in the six months ended June 30, 2020. Net income in the three and six months ended June 30, 2021 was impacted by $40.7 million and $87.2 million of stock-based compensation expense, respectively, which includes $24.0 million and $54.0 million of stock-based compensation expense, respectively, related to equity awards made to the Co-Chief Executive Officers in connection with the initial public offering ("IPO"). Net income for the respective periods were also impacted by $37.3 million and $49.9 million of income tax benefit, respectively, primarily due to the pre-tax losses in addition to the tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to our equity awards. Adjusted EBITDA grew 11% to $54.6 million in the three months ended June 30, 2021, from $49.4 million in the three months ended June 30, 2020, and grew 4% to $105.6 million in the six months ended June 30, 2021, from $101.2 million in the six months ended June 30, 2020. The continued growth of our business was partially offset by continued investments in product development and technology and sales and marketing spend, an increase in cost of revenue relative to revenue due primarily to growth of our telehealth offering, as well as investments in our general and administrative infrastructure as we started operating as a public company.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics” below.

We have been focused on capital efficiency and delivering on a cash generative monetization model since inception. Cash flow provided by operating activities was $80.4 million in the six months ended June 30, 2021, compared to $83.8 million in the six months ended June 30, 2020.

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see our 2020 10-K and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors."

On September 25, 2020, we completed our IPO by issuing 28,615,034 shares of our Class A common stock at a price to the public of $33.00 per share, resulting in net proceeds to us of $886.9 million, after deducting the underwriting discount of $52.5 million and offering expenses of $4.9 million. Additionally, certain existing stockholders sold an aggregate of 11,192,657 shares. On September 25, 2020, we also completed the sale of 3,030,303 shares of our Class A common stock at a purchase price of $33 per share to SLP Geology Aggregator, L.P., resulting in proceeds to us of $100.0 million. SLP Geology Aggregator, L.P. is an investment fund associated with Silver Lake Partners.

Impact of COVID-19

We continue to closely monitor how the spread of COVID-19 is affecting our employees, customers and business operations. The number of Monthly Active Consumers decreased and our prescription offering experienced a decline in activity in the second quarter of 2020 as compared to the first quarter of 2020 as many consumers avoided visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The number of Monthly Active Consumers then sequentially increased beginning in the third quarter of 2020 and through the second quarter of 2021 as consumers partially resumed their interaction with the healthcare system. Even though we saw improved activity in our prescription offering, we believe COVID-19 continues to have an adverse impact on our prescription offerings and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription offering, which would have an adverse effect on our business, financial condition and results of operations.

Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand for our telehealth offerings. COVID-19 has significantly accelerated the awareness and use of our telehealth offerings. While we have experienced a significant increase in demand for the telehealth offerings, there can be no assurance that the levels of interest, demand and use of our telehealth offerings will continue at current levels or will not decrease during or after the pandemic. Any such decrease could have an adverse effect on our growth and the success of our telehealth offerings.

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

The full extent to which the outbreak of COVID-19 will continue to impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, new variants of the virus, availability and adoption of effective vaccines, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Recent Developments

On July 7, 2021, we acquired substantially all of the assets of RxNXT LLC (“RxNXT”) for $14.5 million in cash, subject to customary closing adjustments. RxNXT is a prescription technology platform. The purpose of the acquisition is to help expand our business capabilities, particularly with respect to our prescription offering.

The results of operations of RxNXT will be included in our consolidated results beginning from the date of acquisition.

Key Financial and Operating Metrics

Monthly Active Consumers and Subscribers

The numbers of Monthly Active Consumers and subscribers are key indicators of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe these metrics reflect our scale, growth and engagement with consumers. Beginning in the fourth quarter of 2020, our Monthly Active Consumers number includes consumers we acquired through the acquisition of Scriptcycle in August 2020.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
	(in millions)
Monthly Active Consumers	6.0	5.7	5.6	4.9	4.4

The number of Monthly Active Consumers grew in the three months ended June 30, 2021 to 6.0 million, compared to 4.4 million in the three months ended June 30, 2020.

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
	(in millions)
Subscribers	1.1	0.9	0.8	0.7	0.6

The number of subscribers grew to 1.1 million as of June 30, 2021, compared to 0.6 million as of June 30, 2020.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income	$31,061	$27,337	$32,729	$54,683
Adjusted to exclude the following:
Interest income	(13)	(41)	(29)	(116)
Interest expense	5,906	6,795	11,811	15,433
Income tax (benefit) expense	(37,305)	7,661	(49,860)	15,427
Depreciation and amortization	8,369	4,521	13,730	8,866
Other income, net	—	(16)	—	(21)
Financing related expenses (1)	58	188	315	1,306
Acquisition related expenses (2)	3,022	780	6,070	1,243
Stock-based compensation expense (3)	40,676	2,121	87,202	4,331
Payroll tax expense related to stock-based compensation	2,016	22	2,844	81
Loss on abandonment of operating lease assets (4)	780	—	780	—
Adjusted EBITDA	$54,570	$49,368	$105,592	$101,233
Adjusted EBITDA Margin	30.9%	40.0%	31.3%	39.4%

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
(4)
Non-cash loss with respect to certain leased office space that was abandoned in the three months ended June 30, 2021. There were no impairment losses in the three and six months ended June 30, 2021 and 2020.

Adjusted EBITDA increased 11% in the three months ended June 30, 2021 to $54.6 million, compared to $49.4 million in three months ended June 30, 2020; and increased 4% in the six months ended June 30, 2021 to $105.6 million, compared to $101.2 million in the six months ended June 30, 2020. This increase was principally a function of the continued growth of our business partially offset by our continued investments in product development and technology, investments in our general and administrative infrastructure as we started operating as a public company, an increase in sales and marketing spend, and an increase in cost of revenue relative to revenue due primarily to offering mix.

Adjusted EBITDA Margin was 30.9% in the three months ended June 30, 2021, a decrease from 40.0% in the three months ended June 30, 2020; and 31.3% in the six months ended June 30, 2021, a decrease from 39.4% in the six months ended June 30, 2020. This decrease was primarily due to an increase in marketing spend relative to revenue compared to the second quarter of 2020, in which we proactively reduced our marketing spend at the onset of the COVID-19 pandemic, as well as continued investments in product development and technology, an increase in cost of revenue relative to revenue due to offering mix, and investments in our general and administrative infrastructure.

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

Results of Operations

The following table sets forth information comparing the components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Prescription transactions revenue	$144,857	$109,548	$278,918	$232,565
Subscription revenue	14,316	6,358	26,323	11,998
Other revenue	17,462	7,389	31,825	12,140
Total revenue	176,635	123,295	337,066	256,703
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,090	6,824	21,518	12,843
Product development and technology	29,567	11,962	55,727	22,287
Sales and marketing	88,381	51,920	168,075	115,082
General and administrative	39,579	6,332	83,365	12,219
Depreciation and amortization	8,369	4,521	13,730	8,866
Total costs and operating expenses	176,986	81,559	342,415	171,297
Operating (loss) income	(351)	41,736	(5,349)	85,406
Other expense, net:
Other income, net	—	(16)	—	(21)
Interest income	(13)	(41)	(29)	(116)
Interest expense	5,906	6,795	11,811	15,433
Total other expense, net	5,893	6,738	11,782	15,296
(Loss) income before income taxes	(6,244)	34,998	(17,131)	70,110
Income tax benefit (expense)	37,305	(7,661)	49,860	(15,427)
Net income	$31,061	$27,337	$32,729	$54,683

Components of our Results of Operations

Revenue

Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as our subscription offerings, pharma manufacturer solutions, and our telehealth offerings. All of our revenue has been generated in the United States.

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
•
Subscription revenue: Consists of revenue from our Gold and Kroger Savings subscription offerings. Subscription revenue is disclosed separately from other revenue beginning in the second quarter of 2021. Prior period amounts have been recast to conform with the current period presentation.
•
Other revenue: Consists primarily of revenue generated from pharma manufacturers for advertising and integrating onto our platform their affordability solutions to our consumers, advertising in direct mailers, and revenue generated by our telehealth offerings that allow consumers to access healthcare professionals online.

Costs and Operating Expenses

We incur the following expenses directly related to our cost of revenue and operating expenses:

•
Cost of revenue: Consists primarily of costs related to outsourced consumer support, healthcare provider costs for GoodRx Care, personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees and allocated overhead. Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our revenue offering mix. Our cost of revenue as a percentage of revenue may vary based on the relative growth rates of our various offerings.
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

Income Tax Benefit (Expense)

Our income tax benefit (expense) consists of federal and state income taxes. We calculate income taxes in interim periods by applying an estimated annual effective income tax rate to (loss) income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, non-deductible officers’ stock-based compensation expense, state income taxes, and excess tax benefits from our equity awards.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Prescription transactions revenue	$144,857	$109,548	$35,309	32%
Subscription revenue	14,316	6,358	7,958	125%
Other revenue	17,462	7,389	10,073	136%
Total revenue	$176,635	$123,295	$53,340	43%

Prescription transactions revenue for the three months ended June 30, 2021 increased $35.3 million, or 32%, compared to the three months ended June 30, 2020, driven primarily by a 36% increase in the number of our average Monthly Active Consumers, partially offset by lower contribution-per-consumer due solely to the acquisition of Scriptcycle. Scriptcycle active consumers are included in our Monthly Active Consumers number beginning in the fourth quarter of 2020, the first full quarter post its acquisition. We believe prescription transactions revenue continues to be impacted by COVID-19.

Subscription revenue for the three months ended June 30, 2021 increased $8.0 million, or 125%, compared to the three months ended June 30, 2020, driven primarily by an increase in the number of subscribers to 1.1 million as of June 30, 2021, compared to 0.6 million as of June 30, 2020, as well as a favorable change in subscription plan mix.

Other revenue for the three months ended June 30, 2021 increased $10.1 million, or 136%, compared to the three months ended June 30, 2020. This increase was primarily due to an increase in revenue from our pharma manufacturer solutions offering and an increase in telehealth revenue.

We expect the percentage growth in subscription and other revenue to continue to outpace our prescription transactions revenue as we continue to scale the capabilities and platforms of our subscription, pharma manufacturer solutions and telehealth service offerings.

Costs and Operating Expenses

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$11,090	$6,824	$4,266	63%
As a percentage of total revenue	6%	6%

Cost of revenue for the three months ended June 30, 2021 increased $4.3 million, or 63%, compared to the three months ended June 30, 2020. This increase was primarily driven by a $1.6 million increase in outsourced and in-house personnel related consumer support expense to support our growth and a $1.7 million increase in hosting expenses, merchant fees and allocated overhead.

Product Development and Technology

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Product development and technology	$29,567	$11,962	$17,605	147%
As a percentage of total revenue	17%	10%

Product development and technology expenses for the three months ended June 30, 2021 increased by $17.6 million, or 147%, compared to the three months ended June 30, 2020. This increase was primarily due to increases in product development payroll and related expenses of $13.8 million due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO. The increase in product development and technology expense was also due to an increase in allocated overhead of $2.2 million in support of our product development efforts and an increase in third-party services and contractor expenses related to product development of $1.5 million.

Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$88,381	$51,920	$36,461	70%
As a percentage of total revenue	50%	42%

Sales and marketing expenses for the three months ended June 30, 2021 increased by $36.5 million, or 70%, compared to the three months ended June 30, 2020. This increase was primarily due to a $24.4 million increase in advertising expenses and a $9.5 million increase in sales and marketing payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO.

We continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$39,579	$6,332	$33,247	525%
As a percentage of total revenue	22%	5%

General and administrative expenses for the three months ended June 30, 2021 increased by $33.2 million, or 525%, compared to the three months ended June 30, 2020. This increase was primarily due to $24.0 million of expense related to the Founders Awards made in connection with the IPO as further described in Note 10 of our condensed consolidated financial statements. The increase in general and administrative expense was also due to a $5.9 million increase in other executive and administrative payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to other awards made in connection with and after our IPO, and a $1.9 million increase in acquisition related and other professional service fees to support our growth and operations as a public company after our IPO.

Depreciation and Amortization

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$8,369	$4,521	$3,848	85%
As a percentage of total revenue	5%	4%

Depreciation and amortization expenses for the three months ended June 30, 2021 increased by $3.8 million, or 85%, compared to the three months ended June 30, 2020. This increase was due primarily to a $1.6 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $1.6 million increase in amortization related to acquired intangible assets.

Other Income, Net

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income, net	$—	$(16)	$16	(100)%
As a percentage of total revenue	0%	0%

Other income, net was not material in the three months ended June 30, 2021 and 2020.

Interest Income

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$(13)	$(41)	$28	(68)%
As a percentage of total revenue	0%	0%

Interest income was not material in the three months ended June 30, 2021 and 2020.

Interest Expense

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$5,906	$6,795	$(889)	(13)%
As a percentage of total revenue	3%	6%

Interest expense for the three months ended June 30, 2021 decreased by $0.9 million, or 13%, compared to the three months ended June 30, 2020 primarily due to lower average debt balances and lower interest rates.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax benefit (expense)	$37,305	$(7,661)	$44,966	(587)%
Effective income tax rate	597.5%	21.9%

For the three months ended June 30, 2021, we had an income tax benefit of $37.3 million, compared to income tax expense of $7.7 million for the three months ended June 30, 2020 and an effective income tax rate of 597.5% and 21.9%, respectively. The change in our income tax benefit (expense) was primarily due to the change from pre-tax income to loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to our equity awards. The pre-tax loss for the three months ended June 30, 2021 was partially driven by the $24.0 million of stock-based compensation expense related to the Founders Awards made in connection with our IPO.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Prescription transactions revenue	$278,918	$232,565	$46,353	20%
Subscription revenue	26,323	11,998	14,325	119%
Other revenue	31,825	12,140	19,685	162%
Total revenue	$337,066	$256,703	$80,363	31%

Prescription transactions revenue for the six months ended June 30, 2021 increased $46.4 million, or 20%, compared to the six months ended June 30, 2020, driven primarily by a 26% increase in the number of our average Monthly Active Consumers, partially offset by lower contribution-per-consumer due solely to the acquisition of Scriptcycle. Scriptcycle active consumers are included in our Monthly Active Consumers number beginning in the fourth quarter of 2020, the first full quarter post its acquisition. We believe prescription transactions revenue continues to be impacted by COVID-19.

Subscription revenue for the six months ended June 30, 2021 increased $14.3 million, or 119%, compared to the six months ended June 30, 2020, driven primarily by an increase in the number of subscribers to 1.1 million as of June 30, 2021, compared to 0.6 million as of June 30, 2020, as well as favorable change in subscription plan mix.

Other revenue for the six months ended June 30, 2021 increased $19.7 million, or 162%, compared to the six months ended June 30, 2020. This increase was primarily due to an increase in revenue from our pharma manufacturer solutions offering and an increase in telehealth revenue.

We expect the percentage growth in subscription and other revenue to continue to outpace our prescription transactions revenue as we continue to scale the capabilities and platforms of our subscription, pharma manufacturer solutions and telehealth service offerings.

Costs and Operating Expenses

Cost of Revenue, Exclusive of Depreciation and Amortization

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$21,518	$12,843	$8,675	68%
As a percentage of total revenue	6%	5%

Cost of revenue for the six months ended June 30, 2021 increased $8.7 million, or 68%, compared to the six months ended June 30, 2020. This increase was primarily driven by a $2.7 million increase in outsourced and in-house personnel related consumer support expense to support our growth, a $1.8 million increase in provider cost related to our telehealth offerings driven by an increase in the number of online provider visits, a $1.4 million increase in hosting expenses, a $1.2 million increase in merchant fees and a $0.8 million increase in allocated overhead.

Product Development and Technology

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Product development and technology	$55,727	$22,287	$33,440	150%
As a percentage of total revenue	17%	9%

Product development and technology expenses for the six months ended June 30, 2021 increased by $33.4 million, or 150%, compared to the six months ended June 30, 2020. This increase was primarily due to increases in product development payroll and related expenses of $26.2 million due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO. The increase in product development and technology expense was also due to an increase in allocated overhead of $3.8 million in support of our product development efforts and an increase in third-party services and contractor expenses related to product development of $3.5 million.

Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$168,075	$115,082	$52,993	46%
As a percentage of total revenue	50%	45%

Sales and marketing expenses for the six months ended June 30, 2021 increased by $53.0 million, or 46%, compared to the six months ended June 30, 2020. This increase was primarily due to a $30.6 million increase in advertising expenses and a $17.6 million increase in sales and marketing payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO.

We continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$83,365	$12,219	$71,146	582%
As a percentage of total revenue	25%	5%

General and administrative expenses for the six months ended June 30, 2021 increased by $71.1 million, or 582%, compared to the six months ended June 30, 2020. This increase was primarily due to $54.0 million of expense related to the Founders Awards made in connection with the IPO as further described in Note 10 of our condensed consolidated financial statements. The increase in general and administrative expense was also due to a $11.4 million increase in other executive and administrative payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to other awards made in connection with and after our IPO, and a $4.4 million increase in acquisition related and other professional service fees to support our growth and operations as a public company after our IPO.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$13,730	$8,866	$4,864	55%
As a percentage of total revenue	4%	3%

Depreciation and amortization expenses for the six months ended June 30, 2021 increased by $4.9 million, or 55%, compared to the six months ended June 30, 2020. This increase was due primarily to a $2.8 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $1.5 million increase in depreciation of property and equipment driven by the completion of the build of our new headquarters in Santa Monica, California.

Other Income, Net

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income, net	$—	$(21)	$21	(100)%
As a percentage of total revenue	0%	0%

Other income, net was not material in the six months ended June 30, 2021 and 2020.

Interest Income

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$(29)	$(116)	$87	(75)%
As a percentage of total revenue	0%	0%

Interest income was not material in the six months ended June 30, 2021 and 2020.

Interest Expense

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$11,811	$15,433	$(3,622)	(23)%
As a percentage of total revenue	4%	6%

Interest expense for the six months ended June 30, 2021 decreased by $3.6 million, or 23%, compared to the six months ended June 30, 2020 primarily due to lower average debt balances and lower interest rates.

Income Tax Benefit (Expense)

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax benefit (expense)	$49,860	$(15,427)	$65,287	(423)%
Effective income tax rate	291.1%	22.0%

For the six months ended June 30, 2021, we had an income tax benefit of $49.9 million, compared to income tax expense of $15.4 million for the six months ended June 30, 2020 and an effective income tax rate of 291.1% and 22.0%, respectively. The change in our income tax benefit (expense) was primarily due to the change from pre-tax income to loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to our equity awards. The pre-tax loss for the six months ended June 30, 2021 was partially driven by the $54.0 million of stock-based compensation expense related to the Founders Awards made in connection with our IPO.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based Revolving Credit Facility. As of June 30, 2021 we had cash and cash equivalents of $894.7 million and $90.9 million available under our Revolving Credit Facility.

We believe that our net cash provided by operating activities, cash on hand and availability under our Revolving Credit Facility will be adequate to meet our operating, investing and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, and many other factors as described in the section entitled “Risk Factors” of our 2020 10-K and this Quarterly Report on Form 10-Q. We historically have not had any off-balance sheet arrangements nor do we currently have any off-balance sheet arrangements as defined under SEC rules.

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

In light of the large number of RSUs subject to the Founders Awards that were granted in connection with our IPO in September 2020, we have incurred and anticipate that we will incur substantial additional stock-based compensation expense and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million. All of the stock price goals with respect to the performance vesting portion of the Founders Awards (the “Performance-Vesting Founders Awards,” see Note 10 of our condensed consolidated financial statements) were achieved in October 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested in 2020, and we recognized a total of approximately $373.0 million of stock-based compensation expense related to the Founders Awards during 2020. During the three and six months ended June 30, 2021, we recognized an additional $24.0 million and $54.0 million of stock-based compensation expense, respectively, resulting in a cumulative total of $427.0 million of stock-based compensation expense recognized related to the Founders Awards as of June 30, 2021. The unrecognized stock-based compensation expense associated with the time vesting portion of the Founders Awards of $106.3 million as of June 30, 2021 is expected to be recognized over the weighted average remaining service period of 1.7 years. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the applicable settlement dates. On the settlement dates for the RSUs, we plan to withhold shares and remit taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. As an employee earns compensation, both the employer and the employee are liable for some portion of Social Security taxes and Medicare taxes (collectively referred to as “FICA” taxes) on the compensation. FICA taxes are generally due in the period when the substantial risk of forfeiture lapses. As the Performance-Vesting Founders Awards vested in October 2020, we accelerated the settlement of 0.7 million RSUs during the fourth quarter of 2020 sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining non-accelerated 15.7 million Performance-Vesting Founders Awards shares will not be issued until October 2023 or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

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

The First Lien Credit Agreement that governs the Revolving Credit Facility and the First Lien Term Loan Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, repurchases of stock, dividends and other distributions. GoodRx, Inc. is restricted from making dividend payments, loans or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. In addition, GoodRx, Inc. is subject to a financial covenant whereby GoodRx, Inc. is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 8.2 to 1.0. At June 30, 2021, we were in compliance with the covenants under the First Lien Credit Agreement.

Revolving Credit Facility

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin rate, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), that ranges from 2.50% to 3.00%. The Revolving Credit Facility has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), and ranges from 0.25% to 0.50% per annum. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum of our aggregate undrawn and disbursed but unreimbursed letters of credit. The Revolving Credit Facility expires on October 11, 2024. As of June 30, 2021, there was no outstanding principal balance under our Revolving Credit Facility.

Under the terms of a lease agreement entered into during September 2019, GoodRx, Inc. assigned to the landlord drawdown rights against the Revolving Credit Facility for up to $9.0 million to meet the contractual line of credit requirement in the lease agreement. The landlord can draw on the Revolving Credit Facility in the event of our default on rent or damages to the building. The assigned rights to the landlord will be held for the initial three years of the lease term, and subject to certain conditions, the letter of credit will decrease thereafter by up to 10% per year based upon the original amount to no less than $2.0 million. This outstanding letter of credit to the landlord reduces our available borrowings under the Revolving Credit Facility by an amount equal to the value of assigned rights. There were outstanding letters of credit issued against the Revolving Credit Facility for $9.1 million as of June 30, 2021, which reduces our available borrowings under the Revolving Credit Facility to $90.9 million.

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

The effective interest rate on the First Lien Term Loan Facility was 3.39% and 3.83% for the three months ended June 30, 2021 and 2020, respectively and 3.39% and 4.33% for the six months ended June 30, 2021 and 2020, respectively.

The carrying value of the First Lien Term Loan Facility was $664.9 million, net of unamortized debt issuance costs and discount of $12.7 million, as of June 30, 2021.

Holding Company Status

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. The First Lien Credit Agreement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of the First Lien Credit Agreement as of June 30, 2021. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to our audited consolidated financial statements included in our 2020 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$80,411	$83,825
Net cash used in investing activities	(142,416)	(8,319)
Net cash (used in) provided by financing activities	(14,883)	25,069
Net change in cash, cash equivalents and restricted cash	$(76,888)	$100,575

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $80.4 million for the six months ended June 30, 2021 consisting of $32.7 million of net income, adjusted for $104.9 million of non-cash expenses, made up primarily of stock-based compensation of $87.2 million, including $54.0 million of stock-based compensation related to the Founders Awards made in connection with the IPO, partially offset by $57.2 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by an increase in income tax receivable due to our second quarter tax benefit as well as increases in accounts receivable due to our growing operations.

Net cash provided by operating activities was $83.8 million for the six months ended June 30, 2020 consisting of $54.7 million of net income, adjusted for $19.3 million of non-cash expenses and $9.8 million of net cash provided by changes in our operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by increases in accounts receivable, prepaid expenses and other current assets and accrued expenses and other current liabilities due to our growing operations.

Net Cash Used in Investing Activities

Net cash used in investing activities of $142.4 million for the six months ended June 30, 2021 was related to $125.7 million in cash consideration, net of cash acquired, related to acquisitions, $13.6 million for capitalized software and $3.1 million of capital expenditures, due primarily to leasehold improvements and furniture and fixtures related to the completion of our new office facility in Santa Monica, California. In May 2021, we entered into a non-cancelable lease agreement to lease additional space adjacent to our new office facility in Santa Monica, California. We anticipate that we will invest in additional capital expenditures with respect to the expanded leased space principally in 2022, which is the earliest we expect to gain access to and control of the expanded leased property.

Net cash used in investing activities of $8.3 million for the six months ended June 30, 2020 was related to $6.5 million for capitalized software and $1.8 million for capital expenditures.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $14.9 million for the six months ended June 30, 2021 was related to $26.0 million of payments for employee taxes related to net share settlement of equity awards, $3.5 million in long-term debt principal payments related to our First Lien Term Loan Facility and $0.8 million payment for contingent consideration related to the acquisition of Scriptcycle, partially offset by $15.4 million in proceeds from the exercise of stock options.

Net cash provided by financing activities of $25.1 million for the six months ended June 30, 2020 was primarily related to $28.0 million in proceeds from our Revolving Credit Facility, $1.9 million from the exercise of stock options, partially offset by $3.5 million in long-term debt principal payments related to our First Lien Term Loan Facility and payments of $1.3 million of debt issuance costs related to increasing the amount of our line of credit in May 2020.

Contractual Obligations and Commitments

Other than as described in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments compared with those described in our 2020 10-K.

Critical Accounting Policies and Estimates

During the three months ended June 30, 2021, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

•
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

Remediation Measures

We are compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the audit committee and the board of directors, is engaged in remedial activities to address the material weaknesses described above. As of June 30, 2021, substantially all remediation efforts planned to address the material weaknesses have been designed and implemented by management. These implemented controls and procedures are subject to ongoing testing including their operating effectiveness over a sustained period of financial reporting cycles. The finalization of our remediation measures is ongoing and includes the following:

•
We have prepared our remediation plan for each of the material weaknesses and trained process owners, evaluated the design of controls and are monitoring the results of our testing.
•
We have engaged third party professionals to advise management in connection with the remediation of each of the material weaknesses including testing the operating effectiveness of controls.
•
We have hired additional accounting, human resources, payroll and IT personnel to bolster our technical reporting, transactional accounting and IT capabilities. We have more than doubled our finance and accounting personnel since the beginning of 2020 through June 30, 2021. We implemented controls to formalize roles and review responsibilities to align with our team’s skills and experience and implemented formal controls over segregation of duties. We continue to evaluate our staffing needs and plan to hire additional resources as necessary to support our operations.
•
We have implemented procedures to identify and evaluate changes in our business and the impact on our controls.
•
We completed the implementation of software solutions in the second quarter of 2021 to support our ability to monitor, assess, and remediate segregation of duties related issues, as well as support our ongoing compliance efforts with Section 404(a) of Sarbanes-Oxley Act.

•
We have formally assessed, and will continue to formally assess, complex accounting transactions and other technical accounting and financial reporting matters including controls over the preparation and review of accounting memoranda addressing these matters. During the third and fourth quarters of 2020, we implemented controls to identify complex accounting transactions and to require that the accounting implications of such transactions are formally assessed, documented and reviewed by a relevant senior member of our accounting team. In addition, we have engaged third party subject matter experts to advise us with respect to certain complex non-routine transactions in addition to management’s review of such transactions, where appropriate.
•
Since the beginning of 2020, we implemented several new information systems including a new enterprise resource planning system. We are continuing the process of designing and implementing controls over these systems to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.
•
We have formalized critical accounting policies to achieve complete, accurate and timely financial accounting, reporting and disclosures.  Moreover, we have implemented formal processes, policies, and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates, establishing and reviewing thresholds for business performance reviews, and formalized procedures over the review of financial statements. We have implemented an external financial reporting function within our existing finance team to support our regulatory external financial reporting objectives.
•
We continue to enhance our IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls, enhancing testing and approval controls for program development, and implementing more robust IT policies and procedures over change management and computer operations.

We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to continued testing, ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Part II, Item 1 is set forth in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2020 10-K. There have been no material changes to the risk factors previously disclosed in our 2020 10-K, except as noted below:

We may experience fluctuations in our tax obligations and effective income tax rate, which could materially and adversely affect our results of operations.

We are subject to U.S. federal and state income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective income tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures.

On May 28, 2021 the Department of the Treasury released the General Explanation of the Administration's Fiscal Year 2022 Revenue Proposals, also known as the Green Book, outlining a number of proposed amendments to the Internal Revenue Code, including significant changes for corporate taxpayers which includes a proposal to increase the federal corporate tax rate from 21% to 28%. The tax increase legislation is in the early stages of the legislative process and timing of potential tax law changes remain uncertain since the tax increase proposals will need the support of all 50 Democratic Senators. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock.	S-1/A	333-248465	4.1	9/22/20

4.2	Form of Certificate of Class B Common Stock.	S-8	333-249069	4.4	9/25/20

10.1^	First Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated August 14, 2020.					*

10.2^	Second Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated May 27, 2021.					*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*                Filed herewith.

**              Furnished herewith.

^               Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: August 12, 2021	By:	/s/ Douglas Hirsch
Douglas Hirsch
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Trevor Bezdek
Trevor Bezdek
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial and Accounting Officer)