Form 10-Q
period 2021-09-30
GoodRx Holdings, Inc.
filed 2021-11-12
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 80,698,017 shares of Class A common stock, $0.0001 par value per share, and 318,182,706 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

GOODRX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$912,023	$968,691
Restricted cash	—	2,900
Accounts receivable, net	98,511	68,729
Prepaid expenses and other current assets	41,006	46,048
Total current assets	1,051,540	1,086,368
Property and equipment, net	21,837	23,057
Goodwill	329,696	261,116
Intangible assets, net	94,077	36,919
Capitalized software, net	39,254	19,800
Operating lease right-of-use assets	25,969	27,712
Deferred tax assets, net	45,824	13,117
Other assets	6,168	2,025
Total assets	$1,614,365	$1,470,114
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,279	$10,291
Accrued expenses and other current liabilities	42,447	37,692
Current portion of debt	7,029	7,029
Operating lease liabilities, current	5,926	4,539
Total current liabilities	72,681	59,551
Debt, net	656,868	659,888
Operating lease liabilities, net of current portion	32,033	33,467
Other liabilities	6,387	5,849
Total liabilities	767,969	758,755
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 78,550 and 63,071 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; and Class B: 1,000,000 shares authorized, 320,131 and 328,589 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	39	39
Additional paid-in capital	2,222,150	2,101,773
Accumulated deficit	(1,375,793)	(1,390,453)
Total stockholders' equity	846,396	711,359
Total liabilities and stockholders' equity	$1,614,365	$1,470,114

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$195,102	$140,453	$532,168	$397,156
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,271	7,540	32,789	20,383
Product development and technology	35,073	15,846	90,800	38,133
Sales and marketing	95,651	65,113	263,726	180,195
General and administrative	35,947	108,479	119,312	120,698
Depreciation and amortization	10,161	5,160	23,891	14,026
Total costs and operating expenses	188,103	202,138	530,518	373,435
Operating income (loss)	6,999	(61,685)	1,650	23,721
Other expense, net:
Other expense (income), net	—	1	—	(20)
Interest income	(13)	(24)	(42)	(140)
Interest expense	5,928	6,264	17,739	21,697
Total other expense, net	5,915	6,241	17,697	21,537
Income (loss) before income taxes	1,084	(67,926)	(16,047)	2,184
Income tax (expense) benefit	(19,153)	17,894	30,707	2,467
Net (loss) income	$(18,069)	$(50,032)	$14,660	$4,651
Net (loss) income attributable to common stockholders:
Basic	$(18,069)	$(50,032)	$14,660	$3,045
Diluted	$(18,069)	$(50,032)	$14,660	$3,092
(Loss) earnings per share:
Basic	$(0.04)	$(0.21)	$0.04	$0.01
Diluted	$(0.04)	$(0.21)	$0.03	$0.01
Weighted average shares used in computing (loss) earnings per share:
Basic	411,223	241,061	408,604	233,727
Diluted	411,223	241,061	429,695	244,529

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$238	$57	$540	$98
Product development and technology	10,333	2,958	26,656	4,772
Sales and marketing	5,638	4,284	16,158	5,762
General and administrative	23,771	99,574	83,828	100,572

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	—	$—	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	—	—	513	—	2,680	—	2,680
Stock-based compensation	—	—	—	—	48,254	—	48,254
Vesting of restricted stock units	—	—	608	—	—	—	—
Common stock withheld for tax obligations and net settlement	—	—	(324)	—	(14,902)	—	(14,902)
Net income	—	—	—	—	—	1,668	1,668
Balances at March 31, 2021	—	$—	392,457	$39	$2,137,805	$(1,388,785)	$749,059
Stock options exercised	—	—	2,609	—	13,291	—	13,291
Stock-based compensation	—	—	—	—	42,366	—	42,366
Vesting of restricted stock units	—	—	631	—	—	—	—
Common stock withheld for tax obligations and net settlement	—	—	(304)	—	(11,383)	—	(11,383)
Net income	—	—	—	—	—	31,061	31,061
Balances at June 30, 2021	—	$—	395,393	$39	$2,182,079	$(1,357,724)	$824,394
Stock options exercised	—	—	2,733	—	14,135	—	14,135
Stock-based compensation	—	—	—	—	42,593	—	42,593
Vesting of restricted stock units	—	—	985	—	—	—	—
Common stock withheld for tax obligations and net settlement	—	—	(430)	—	(16,657)	—	(16,657)
Net loss	—	—	—	—	—	(18,069)	(18,069)
Balances at September 30, 2021	—	$—	398,681	$39	$2,222,150	$(1,375,793)	$846,396

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	126,046	$737,009	229,750	$460	—	$—	$8,788	$(1,096,830)	$(1,087,582)
Stock options exercised	—	—	467	1	—	—	691	—	692
Stock-based compensation	—	—	—	—	—	—	2,501	—	2,501
Net income	—	—	—	—	—	—	—	27,346	27,346
Balances at March 31, 2020	126,046	$737,009	230,217	$461	—	$—	$11,980	$(1,069,484)	$(1,057,043)
Stock options exercised	—	—	222	1	—	—	530	—	531
Stock-based compensation	—	—	—	—	—	—	2,440	—	2,440
Net income	—	—	—	—	—	—	—	27,337	27,337
Balances at June 30, 2020	126,046	$737,009	230,439	$462	—	$—	$14,950	$(1,042,147)	$(1,026,735)
Stock options exercised	—	—	780	1	453	—	4,291	—	4,292
Stock-based compensation	—	—	—	—	—	—	107,825	—	107,825
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(126,046)	(737,009)	126,046	252	—	—	736,757	—	737,009
Issuance of Class A common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	—	28,615	3	886,853	—	886,856
Private placement of Class A common stock	—	—	—	—	3,030	—	100,000	—	100,000
Conversion of common stock into Class B common stock in connection with initial public offering	—	—	(357,265)	(715)	357,265	36	679	—	—
Common stock withheld for tax obligations and net settlement	—	—	—	—	(85)	—	(2,806)	—	(2,806)
Vesting of restricted stock units	—	—	—	—	1	—	—	—	—
Net loss	—	—	—	—	—	—	—	(50,032)	(50,032)
Balances at September 30, 2020	—	$—	—	$—	389,279	$39	$1,848,549	$(1,092,179)	$756,409

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$14,660	$4,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,891	14,026
Amortization of debt issuance costs	2,586	2,430
Non-cash operating lease expense	2,451	3,431
Stock-based compensation expense	127,182	111,204
Change in fair value of contingent consideration	—	901
Deferred income taxes	(33,217)	2,292
Loss on abandonment of operating lease assets	1,430	—
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(24,380)	(10,928)
Prepaid expenses and other assets	5,696	(31,832)
Accounts payable	4,322	3,411
Accrued expenses and other current liabilities	5,311	13,763
Operating lease liabilities	(1,501)	1,641
Other liabilities	538	1,501
Net cash provided by operating activities	128,969	116,491
Cash flows from investing activities
Purchase of property and equipment	(3,764)	(15,681)
Acquisitions, net of cash acquired	(140,268)	(55,793)
Capitalized software	(21,434)	(10,333)
Investment in minority equity interest	(4,008)	—
Net cash used in investing activities	(169,474)	(81,807)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	891,793
Proceeds from private placement	—	100,000
Proceeds from long-term debt	—	28,000
Payments on long-term debt	(5,272)	(5,272)
Payment for contingent consideration	(832)	—
Payment of debt issuance costs	—	(1,306)
Payments of initial public offering issuance costs	—	(1,840)
Proceeds from exercise of stock options	29,715	5,148
Proceeds from early exercise of stock options	—	667
Employee taxes paid related to net share settlement of equity awards	(42,674)	—
Net cash (used in) provided by financing activities	(19,063)	1,017,190
Net change in cash, cash equivalents and restricted cash	(59,568)	1,051,874
Cash, cash equivalents and restricted cash
Beginning of period	971,591	26,050
End of period	$912,023	$1,077,924
Supplemental disclosure of cash flow information
Non cash investing and financing activities
Offering costs included in accounts payable and accrued expense and other current liabilities	$—	$3,097
Right-of-use assets obtained in exchange for new operating lease liabilities	523	234
Stock-based compensation included in capitalized software development costs	6,031	1,562
Capitalized software development costs in accounts payable and accrued expenses and other current liabilities	1,134	1,175
Employee tax withholding obligations on stock option exercises included in accrued expenses and other current liabilities	—	2,439
Conversion of preferred stock to common stock in connection with initial public offering	—	737,009

The following table presents a reconciliation of cash, cash equivalents and restricted cash in the Company’s condensed consolidated balance sheets to the total of the same such amounts shown above:

	September 30,
(in thousands)	2021	2020
Cash and cash equivalents	$912,023	$1,075,024
Restricted cash	—	2,900
Total cash, cash equivalents and restricted cash	$912,023	$1,077,924

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

The Company’s significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in accounting policies during the nine months ended September 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes.

During the three and nine months ended September 30, 2021 and 2020, other than net loss or income, the Company did not have any other elements of comprehensive income or loss. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

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

Revenue of the VIEs were approximately 2% of the Company’s revenue for each of the three and nine months ended September 30, 2021 and 2020, respectively. The net results of operations of the VIEs for the three and nine months ended September 30, 2021 and 2020 were not material. The VIEs' total assets and liabilities after elimination of intercompany transactions and balances were each less than 1% of the Company's total assets and liabilities at September 30, 2021 and December 31, 2020, respectively.

Segment Reporting and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker manages the Company on the basis of one operating segment. During the three and nine months ended September 30, 2021 and 2020, all of the Company’s revenue was from customers located in the United States. In addition, at September 30, 2021 and December 31, 2020, all of the Company’s right-of-use assets and property and equipment was in the United States.

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

For the three months ended September 30, 2021, two customers accounted for approximately 14% and 10% of the Company’s revenue. For the nine months ended September 30, 2021, three customers accounted for approximately 13%, 12% and 10% of the Company’s revenue. For the three months ended September 30, 2020, four customers accounted for approximately 16%, 13%, 12% and 10% of the Company's revenue. For the nine months ended September 30, 2020, three customers accounted for approximately 17%, 16% and 11% of the Company's revenue. At September 30, 2021, no customers accounted for more than 10% of the Company’s accounts receivable balance. At December 31, 2020, one customer accounted for 12% of the Company’s accounts receivable balance.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID–19”) a pandemic. The Company’s prescription offering initially experienced a decline in activity as many consumers avoided visiting healthcare professionals and pharmacies in-person, though beginning in the second half of 2020 activity in the Company’s prescription offering improved. The Company’s prescription offering sequentially increased beginning in the third quarter of 2020 through the third quarter of 2021 as consumers partially resumed their interaction with the healthcare system. In addition, the Company has experienced a significant increase in demand for its telehealth offerings. The full extent to which the outbreak of COVID-19 will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, the actions to contain the virus or treat its impact, mutations of the virus, availability and adoption of effective vaccines and how quickly and to what extent normal economic and operating conditions can resume.

In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making the judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, valuation of intangible assets acquired in business combinations, incentive-based compensation and income taxes.

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

Cash equivalents, consisting of money market funds, of $852.5 million and $932.5 million at September 30, 2021 and December 31, 2020, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

Restricted cash as of December 31, 2020 represented cash held in an escrow pursuant to terms of the Scriptcycle, LLC business combination relating to contingent consideration, see "Note 3. Business Combinations – Scriptcycle, LLC.”

Recent Accounting Pronouncements

As an “emerging growth company” ("EGC"), the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This guidance may be applied retrospectively or prospectively and is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. On January 1, 2021, the Company adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets in the consolidated balance sheet and are presented within operating cash flows. As of September 30, 2021, capitalized implementation costs for cloud computing arrangements were not material.

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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update), which amends the language in Subtopic 326-20 and addresses questions primarily regarding documentation and company policies. For EGCs, the guidance in ASU 2016-13 and ASU 2020-02 related to credit losses is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to lose its EGC status as of December 31, 2021, at which time the Company expects to qualify as a "large accelerated filer" with a public float exceeding $700.0 million measured as of the end of the second quarter of 2021. The Company will be required to adopt the guidance in ASU 2016-13 and ASU 2020-02 at the beginning of the fiscal year that the EGC status is lost. As such, the Company will be required to adopt the standards effective January 1, 2021 for annual reporting for the year ending December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with ASC 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. For public business entities, the new guidance is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. Business Combinations

RxNXT LLC

On July 7, 2021, the Company acquired substantially all of the assets of RxNXT LLC (“RxNXT”) for $14.5 million in cash, subject to customary closing adjustments. RxNXT is a prescription technology platform. The purpose of the acquisition is to help expand the Company’s business capabilities, particularly with respect to its prescription offering. Unaudited supplemental pro forma financial information and fair values of the acquired assets for the RxNXT acquisition have not been presented because the effects are not material to the Company’s condensed consolidated financial statements. The purchase accounting for the RxNXT acquisition remains incomplete with respect to acquired intangible assets as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

RxSaver, Inc.

On April 30, 2021, the Company acquired all of the outstanding equity interests of RxSaver, Inc. (“RxSaver”). Similar to the Company’s prescription offering business, RxSaver operates a price comparison platform to provide discount offerings through partnerships with PBMs. The acquisition expands the Company’s business capabilities and consumer reach, particularly with respect to its prescription offering. The aggregate purchase consideration was $50.7 million in cash. The purchase consideration was subject to net working capital and other closing adjustments.

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

The purchase accounting for the RxSaver acquisition remains incomplete with respect to acquired intangible assets as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

HealthiNation Inc.

On April 16, 2021, the Company acquired all of the outstanding equity interests of HealthiNation Inc. (“HealthiNation”). HealthiNation is a leading provider of engaging and informative health video content across all main categories of healthy living. The acquisition allows the Company to supplement and expand the services currently available under its existing pharma manufacturer solutions platform. The aggregate purchase consideration was $76.6 million in cash. The purchase consideration was subject to net working capital and other closing adjustments.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Income taxes receivable	$27,869	$28,564
Prepaid expenses	13,137	17,484
Total prepaid expenses and other current assets	$41,006	$46,048

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued bonus and other payroll related	$15,597	$13,607
Accrued marketing	13,531	10,045
Deferred revenue	8,210	6,852
Other accrued expenses	5,109	7,188
Total accrued expenses and other current liabilities	$42,447	$37,692

The Company expects substantially all of the deferred revenue at September 30, 2021 will be recognized as revenue within the next twelve months. Of the $6.9 million deferred revenue included in the condensed consolidated balance sheet at December 31, 2020, $0.8 million and $6.5 million was recognized as revenue during the three and nine months ended September 30, 2021, respectively. Revenue recognized during the three and nine months ended September 30, 2020 of $0.5 million and $3.3 million, respectively, was included as deferred revenue at December 31, 2019.

6. Income Taxes

The Company generally calculates income taxes in interim periods by applying an estimated annual effective income tax rate to income or loss before income taxes and by calculating the tax effect of discrete items recognized during the period. The Company's estimated annual effective income tax rate is based on its estimated full year income or loss and the related income taxes for each jurisdiction in which the Company operates. This rate can be affected by estimates of full year pre-tax income or loss and permanent differences.

In interim periods when a reliable estimate of the annual effective tax rate cannot be made, the Company calculates income taxes by applying the discrete effective tax rate method which treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis.

For the three and nine months ended September 30, 2021, the Company calculated interim income taxes by applying the discrete effective tax rate method because it cannot reliably estimate the annual effective tax rate due to forecasted level of profitability for the year and significant permanent differences that could result in wide variability in income tax (expense) benefit and, hence, the estimated annual effective tax rate.

For the three and nine months ended September 30, 2020, the Company calculated interim income taxes by applying an estimated annual effective income tax rate to year-to-date income or loss before income taxes and by calculating the tax effect of discrete items recognized during such periods.

The Company’s effective income tax rate differs from the U.S. Federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, research and development tax credits and excess tax benefits from its equity awards.

As of December 31, 2020, the Company had unrecognized tax benefits of $7.4 million. There were no significant changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of 2021.

7. Debt

The Company has a term loan with an original amount of $700.0 million (the “First Lien Term Loan Facility”) under its first lien credit agreement (the “First Lien Credit Agreement”) obtained through its wholly owned subsidiary GoodRx as borrower and collateralized by all of the assets of the Company and 100% of the equity of GoodRx. The First Lien Term Loan Facility requires quarterly payments through September 2025, with any unpaid principal and interest due upon maturity on October 10, 2025, and bears interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Facility for the three months ended September 30, 2021 and 2020 was 3.41% and 3.42%, respectively. The effective interest rate on the First Lien Term Loan Facility for the nine months ended September 30, 2021 and 2020 was 3.40% and 4.03%, respectively.

The Company also has a line of credit with a maximum amount of $100.0 million (the “Revolving Credit Facility”) associated with the First Lien Credit Agreement. The Revolving Credit Facility matures on October 11, 2024 and bears interest at a rate equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.50 to 3.00% on used amounts and 0.25 to 0.50% on unused amounts. There were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2021 and December 31, 2020. There were outstanding letters of credit issued against the Revolving Credit Facility for $9.0 million and $9.1 million as of September 30, 2021 and December 31, 2020, respectively, which reduces the Company’s available borrowings under the Revolving Credit Facility.

The Company’s debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Principal balance under First Lien Term Loan Facility	$675,854	$681,126
Less: Unamortized debt issuance costs and discounts	(11,957)	(14,209)
	$663,897	$666,917

As of September 30, 2021, the Company is subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Credit Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to the Company. At September 30, 2021, the Company was in compliance with its covenants.

8. Commitments and Contingencies

Aside from the below, as of September 30, 2021, there were no material changes to the Company’s commitments and contingencies as disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assert that the Company failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with the Company. According to the complaints, when Amazon announced its competitor service, the Company’s stock price fell, causing investor losses. Lead plaintiff applications were submitted February 16, 2021, and on April 8, 2021, the court consolidated the two lawsuits under the caption In re GoodRx Holdings, Inc.(Case No. 2:20-cv-11444) and appointed Betty Kalmanson, Lawrence Kalmanson, Shawn Kalmanson, and Janice Kasbaum as Lead Plaintiffs. On June 7, 2021, Lead Plaintiffs filed a consolidated complaint containing substantially similar factual allegations as the prior complaints, but adding claims under Section 11 of the Securities Act of 1933. The Company filed a motion to dismiss the consolidated case on August 6, 2021 and Lead Plaintiffs subsequently filed an omnibus opposition to the Company's motion to dismiss on October 5, 2021. A hearing on the motion to dismiss is set for December 6, 2021. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the class and intends to defend itself vigorously. This litigation is at preliminary stages, and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Based upon information presently known to management, the Company has not accrued a loss for this matter as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, the Company is unable to estimate a loss or range of loss in this matter.

On April 29, 2021, May 5, 2021 and September 15, 2021, Neesha Patel, Wayne Geist and Alan Pinyavat, respectively, each filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671, Case No. 2:21-cv-03829 and Case No. 1:21-cv-01309, respectively). The plaintiffs assert claims for breach of fiduciary duty and contribution under the Exchange Act. Neesha Patel asserts additional claims for unjust enrichment and corporate waste and Alan Pinyavat asserts additional claims for unjust enrichment, abuse of control and gross mismanagement. These claims are based on allegations substantially similar to those in the class action lawsuit described above. Plaintiffs are requesting declaratory relief, money damages, restitution, and certain governance reforms. Plaintiffs did not make a pre-suit demand on the Company’s board. The Company intends to seek dismissal of these cases, or a stay pending the outcome of the class action lawsuit. Based upon information presently known to management, the Company has not accrued a loss for this matter as a loss is neither probable nor reasonably estimable. While it is reasonably possible a loss may have been incurred, the Company is unable to estimate a loss or range of loss in this matter.

In March 2020, the Company received a letter from the FTC indicating its intent to investigate the Company's privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the Federal Trade Commission (“FTC”) sent an initial request for information to the Company regarding the Company’s sharing of data regarding individuals’ use of the Company's website, app and services with service providers, including Google and Facebook. Since April 2020, the Company has timely responded to the FTC’s information requests and follow-up questions. On October 14, 2021, staff at the FTC notified the Company that it intends to recommend that the agency pursue an enforcement action against the Company and certain of its officers and employees. The Company believes it has complied with applicable laws, regulations and regulatory interpretations and that it has meritorious defenses to any claims or assertions to the contrary, and therefore intends to defend itself vigorously. No assurance can be given regarding the outcome of this matter. As a result of enforcements of this nature, there may be settlements, enforcement actions, or related litigation that could include monetary penalties and/or compliance requirements that may impose significant and material costs. Based upon information presently known to management, the Company has not accrued a loss for this matter as a loss is neither probable nor reasonably estimable. While it is reasonably possible a loss may have been incurred, the Company is unable to estimate a loss or range of loss in this matter.

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

Indemnification

The Company’s amended and restated bylaws provides that it will indemnify the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. Pursuant to the Company’s indemnification agreements and directors’ and officers’ liability insurance, certain of the Company’s officers and directors will be indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation, with respect to these indemnification arrangements. As of September 30, 2021 and December 31, 2020, the Company has not accrued a liability for these guarantees as, the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

9. Revenue

Revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Prescription transactions revenue	$155,652	$124,385	$434,570	$356,950
Subscription revenue (1)	16,226	7,678	42,549	19,676
Other revenue	23,224	8,390	55,049	20,530
Total revenue	$195,102	$140,453	$532,168	$397,156

(1)
Represents revenue from the Company's Gold and Kroger Savings subscription offerings. Subscription revenue is disclosed separately from other revenue beginning in the second quarter of 2021. Prior period amounts have been recast to conform with the current period presentation.

10. Stock-Based Compensation

Stock Options

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2020	21,528	$6.22
Granted	—	—
Exercised	(513)	5.23
Expired / Cancelled / Forfeited	(253)	6.07
Outstanding at March 31, 2021	20,762	$6.24	7.9 years	$680,528
Granted	—	—
Exercised	(2,609)	5.09
Expired / Cancelled / Forfeited	(222)	7.71
Outstanding at June 30, 2021	17,931	$6.39	7.7 years	$531,079
Granted	151	33.67
Exercised	(2,733)	5.17
Expired / Cancelled / Forfeited	(333)	9.12
Outstanding at September 30, 2021	15,016	$6.83	7.5 years	$513,427
Exercisable at September 30, 2021	7,169	$4.69	6.6 years	$260,422

The weighted-average grant date fair value per share of stock options granted for the three months ended September 30, 2021 and 2020 was $18.07 and $16.60, respectively. The weighted-average grant date fair value per share of stock options granted for the nine months ended September 30, 2021 and 2020 was $18.07 and $4.23, respectively. The aggregate intrinsic value of options exercised for the three months ended September 30, 2021 and 2020 was $97.1 million and $23.0 million, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $195.7 million and $25.4 million, respectively.

All options outstanding at September 30, 2021 are options to purchase shares of Class A common stock. The fair value of option awards issued with service or service and performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The Company does not have material stock options granted with market vesting conditions.

For the three months ended September 30, 2021 and 2020, the stock-based compensation expense related to stock options was $3.0 million and $6.8 million, respectively. For the nine months ended September 30, 2021 and 2020, the stock-based compensation expense related to stock options was $11.1 million and $10.2 million, respectively. At September 30, 2021, there was $24.4 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.5 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards (“RSAs”) and Restricted Stock Unit (“RSUs”) activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2020	1,409	2,790	7,698	$26.74
Granted	—	647	—	44.12
Vested	—	(95)	(513)	29.12
Forfeited	—	(17)	—	42.31
Nonvested restricted stock awards or restricted stock units at March 31, 2021	1,409	3,325	7,185	$28.05
Granted	—	618	—	37.86
Vested	(470)	(118)	(513)	18.68
Forfeited	—	(67)	—	36.61
Nonvested restricted stock awards or restricted stock units at June 30, 2021	939	3,758	6,672	$29.44
Granted	—	1,000	—	33.23
Vested	—	(472)	(513)	31.16
Forfeited	—	(81)	—	39.12
Nonvested restricted stock awards or restricted stock units at September 30, 2021	939	4,205	6,159	$29.56

Restricted Stock Awards

For the three months ended September 30, 2021 and 2020, total stock-based compensation expense related to RSAs was $0.4 million and $0.5 million, respectively. For both the nine months ended September 30, 2021 and 2020, total stock-based compensation expense related to RSAs was $1.4 million. At September 30, 2021, there was $2.8 million of total unrecognized stock-based compensation cost related to these RSAs which is expected to be recognized over a weighted average remaining service period of 1.6 years. There were no RSAs granted subsequent to December 31, 2019.

Restricted Stock Units for Class A Common Stock

For the three months ended September 30, 2021 and 2020, total stock-based compensation expense related to RSUs for Class A common stock was $16.5 million and $1.6 million, respectively. For the nine months ended September 30, 2021 and 2020, total stock-based compensation expense related to RSUs for Class A common stock was $40.6 million and $1.6 million, respectively. At September 30, 2021, there was $143.2 million of total unrecognized stock-based compensation cost related to these RSUs which is expected to be recognized over a weighted average remaining service period of 3.2 years.

Restricted Stock Units for Class B Common Stock

On September 11, 2020, the board of directors granted RSUs covering an aggregate of 24,633,066 shares of Class B common stock to the Company’s Co-Chief Executive Officers (the “Founders Awards”), subject to the completion of the Company’s initial public offering. Each of the Co-Chief Executive Officers received (i) 8,211,022 RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4,105,511 RSUs that vest and settle in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards”). The grant date fair value of these awards was $533.3 million. All the stock price goals with respect to the Performance-Vesting Founders Awards were achieved as of October 22, 2020. As a result, all

16,422,044 Performance-Vesting Founders Awards vested during the fourth quarter of 2020 and the Company settled 0.7 million RSUs at that time sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining 15.7 million Performance-Vesting Founders Awards shares will not be issued until October 2023 or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense related to the Time-Vesting Founders Awards of $20.1 million and $74.1 million, respectively. During the three months ended September 30, 2020, the Company recognized $98.1 million of stock-based compensation expense, with $10.4 million relating to the Time-Vesting Founders Awards and $87.7 million relating to the Performance-Vesting Founders Awards.

As of September 30, 2021, the Company has recognized a cumulative $447.1 million of stock-based compensation expense related to the Founders Awards, of which $127.3 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards.

At September 30, 2021, there was $86.2 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over a weighted average remaining service period of 1.8 years. The Company expects to recognize a total of $16.8 million in stock-based compensation expense related to the Time-Vesting Founders Awards in the fourth quarter of 2021.

11. Basic and Diluted (Loss) Earnings Per Share

The computation of (loss) earnings per share for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net (loss) income	$(18,069)	$(50,032)	$14,660	$4,651
Less: Undistributed earnings allocated to convertible preferred stock	—	—	—	(1,606)
Net (loss) income attributable to common stockholders - basic	$(18,069)	$(50,032)	$14,660	$3,045
Add: Undistributed earnings reallocated to holders of common stock	—	—	—	47
Net (loss) income attributable to common stockholders - diluted	$(18,069)	$(50,032)	$14,660	$3,092
Denominator:
Weighted average shares - basic	411,223	241,061	408,604	233,727
Dilutive impact of stock options, restricted stock awards and restricted stock units	—	—	21,091	10,802
Weighted average shares - diluted	411,223	241,061	429,695	244,529
(Loss) earnings per share:
Basic	$(0.04)	$(0.21)	$0.04	$0.01
Diluted	$(0.04)	$(0.21)	$0.03	$0.01

The following weighted average potentially dilutive shares were excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Redeemable convertible preferred stock	—	117,825	—	123,285
Stock options, restricted stock awards and restricted stock units	28,267	30,537	2,171	7,540

12. Subsequent Events

On November 1, 2021, the Company’s board of directors granted equity awards to certain employees comprised principally of RSUs for 0.2 million shares of Class A common stock, which will substantially vest over a four-year period. The Company estimates the grant date fair value of the RSUs is approximately $7.1 million, which will be recognized as stock-based compensation cost, net of forfeitures that occur, over approximately four years.

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
•
“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharma manufacturer solutions offering, or consumers who use our telehealth offerings. When presented for a period longer than a month, Monthly Active Consumers are averaged over the number of calendar months in such period. Monthly Active Consumers from acquired companies are only included beginning in the first full quarter following the acquisition.
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

•
“subscribers” and similar references refers to our consumers that are subscribed to either of our subscription offerings, GoodRx Gold or Kroger Savings Club. References to subscription plans as of a particular date represents an active subscription to either one of our aforementioned subscription offerings as of the specified date. Each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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

Today, our expanded platform also provides access to brand medication savings programs through our pharma manufacturer solutions offering, affordable and convenient medical provider consultations and lab tests via our telehealth offerings, GoodRx Care and the GoodRx Telehealth Marketplace, and other healthcare and wellness related content via GoodRx Health, a newly launched consumer resource for clear, research-based answers to vital health questions. Whether a consumer is insured or uninsured, young or old, or suffers from an acute or a chronic ailment, we strive to be at the consumer’s side throughout their healthcare journey. We believe that our offerings provide significant savings to consumers, and can help drive greater medication adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders. These all contribute to a healthier, happier society.

We believe our financial results reflect the significant market demand for our offerings, the value that we provide to the broader healthcare ecosystem and our focus on capital efficiency and cash flow generation since inception.

For the three months ended September 30, 2021 as compared to the same period of 2020:

•
Revenue grew 39% to $195.1 million from $140.5 million.
•
Net loss decreased 64% to $18.1 million from net loss of $50.0 million. Net loss for the three months ended September 30, 2021 was impacted by $19.2 million of income tax expense, compared to $17.9 million of income tax benefit for the same period of 2020. Furthermore, stock-based compensation expense decreased to $40.0 million from $106.9 million, which includes $20.1 million and $98.1 million of stock-based compensation expense related to equity awards made to the Co-Chief Executive Officers in connection with our initial public offering ("IPO") during the three months ended September 30, 2021 and 2020, respectively.
•
Adjusted EBITDA grew 16% to $61.8 million from $53.2 million.

For the nine months ended September 30, 2021 as compared to the same period of 2020:

•
Revenue grew 34% to $532.2 million from $397.2 million.
•
Net income increased 215% to $14.7 million from net income of $4.7 million. Net income for the nine months ended September 30, 2021 was impacted by $30.7 million of income tax benefit, compared to $2.5 million of income tax benefit for the same period of 2020. Furthermore, stock-based compensation expense increased to $127.2 million from $111.2 million, which includes $74.1 million and $98.1 million of stock-based compensation expense related to equity awards made to the Co-Chief Executive Officers in connection with our IPO during the nine months ended September 30, 2021 and 2020, respectively.
•
Adjusted EBITDA grew 8% to $167.4 million from $154.4 million.

•
Cash flow provided by operating activities was $129.0 million compared to $116.5 million.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA useful to investors and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics” below.

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

Impact of COVID-19

We continue to closely monitor how the spread of COVID-19 is affecting our employees, customers and business operations. The number of Monthly Active Consumers decreased and our prescription offering experienced a decline in activity in the second quarter of 2020 as compared to the first quarter of 2020 as many consumers avoided visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The number of Monthly Active Consumers then sequentially increased beginning in the third quarter of 2020 and through the third quarter of 2021 as consumers partially resumed their interaction with the healthcare system. Even though we saw improved activity in our prescription offering, we believe COVID-19 continues to have an adverse impact on our prescription offerings and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.

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

The full extent to which the outbreak of COVID-19 will continue to impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, new variants of the virus, availability and adoption of effective vaccines and treatments, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. This seasonality may impact revenue and sales and marketing expense. The rapid growth of our business may have masked these trends to date, and we expect the impact of seasonality to be more pronounced in the future. In 2020 and 2021, we have seen the impact of the COVID-19 pandemic further disrupt these trends, which may continue in future periods.

Key Financial and Operating Metrics

Monthly Active Consumers and Subscription Plans

The numbers of Monthly Active Consumers and subscription plans are key indicators of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe these metrics reflect our scale, growth and engagement with consumers. Our Monthly Active Consumers includes consumers we acquired through the acquisitions of RxSaver (acquired in April 2021) and Scriptcycle (acquired in August 2020) beginning in the third quarter of 2021 and the fourth quarter of 2020, respectively.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
	(in millions)
Monthly Active Consumers	6.4	6.0	5.7	5.6	4.9

RxSaver Monthly Active Consumers have been included as of the beginning of the third quarter of 2021 and are estimated due to incomplete consumer information.

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
	(in millions)
Subscription plans	1.1	1.1	0.9	0.8	0.7

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net (loss) income	$(18,069)	$(50,032)	$14,660	$4,651
Adjusted to exclude the following:
Interest income	(13)	(24)	(42)	(140)
Interest expense	5,928	6,264	17,739	21,697
Income tax expense (benefit)	19,153	(17,894)	(30,707)	(2,467)
Depreciation and amortization	10,161	5,160	23,891	14,026
Other expense (income), net	—	1	—	(20)
Financing related expenses (1)	134	—	449	1,306
Acquisition related expenses (2)	1,714	2,481	7,784	3,724
Stock-based compensation expense (3)	39,980	106,873	127,182	111,204
Payroll tax expense related to stock-based compensation	2,150	323	4,994	404
Loss on abandonment of operating lease assets (4)	650	—	1,430	—
Adjusted EBITDA	$61,788	$53,152	$167,380	$154,385
Adjusted EBITDA Margin	31.7%	37.8%	31.5%	38.9%

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
(4)
Non-cash loss with respect to certain leased office space that was abandoned in the three and nine months ended September 30, 2021. There were no impairment losses in the three and nine months ended September 30, 2021 and 2020.

Adjusted EBITDA increased 16% in the three months ended September 30, 2021 to $61.8 million, compared to $53.2 million in three months ended September 30, 2020; and increased 8% in the nine months ended September 30, 2021 to $167.4 million, compared to $154.4 million in the nine months ended September 30, 2020. This increase was principally a function of the continued growth of our business partially offset by an increase in sales and marketing spend, our continued investments in product development and technology, investments in our general and administrative infrastructure as we started operating as a public company, and an increase in cost of revenue relative to revenue due primarily to offering mix.

Adjusted EBITDA Margin was 31.7% in the three months ended September 30, 2021, a decrease from 37.8% in the three months ended September 30, 2020; and 31.5% in the nine months ended September 30, 2021, a decrease from 38.9% in the nine months ended September 30, 2020. This decrease was driven by continued investments in product development and technology, an increase in sales and marketing spend as we proactively reduced advertising spend in the second quarter of 2020 at the onset of the COVID-19 pandemic, investments in our general and administrative infrastructure as we started operating as a public company, and an increase in cost of revenue relative to revenue due primarily to offering mix.

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

Results of Operations

The following table sets forth information comparing the components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Prescription transactions revenue	$155,652	$124,385	$434,570	$356,950
Subscription revenue	16,226	7,678	42,549	19,676
Other revenue	23,224	8,390	55,049	20,530
Total revenue	195,102	140,453	532,168	397,156
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,271	7,540	32,789	20,383
Product development and technology	35,073	15,846	90,800	38,133
Sales and marketing	95,651	65,113	263,726	180,195
General and administrative	35,947	108,479	119,312	120,698
Depreciation and amortization	10,161	5,160	23,891	14,026
Total costs and operating expenses	188,103	202,138	530,518	373,435
Operating income (loss)	6,999	(61,685)	1,650	23,721
Other expense, net:
Other expense (income), net	—	1	—	(20)
Interest income	(13)	(24)	(42)	(140)
Interest expense	5,928	6,264	17,739	21,697
Total other expense, net	5,915	6,241	17,697	21,537
Income (loss) before income taxes	1,084	(67,926)	(16,047)	2,184
Income tax (expense) benefit	(19,153)	17,894	30,707	2,467
Net (loss) income	$(18,069)	$(50,032)	$14,660	$4,651

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

Other Expense, Net

Our other expense, net consists of the following:

•
Other expense (income), net: Consists primarily of miscellaneous expense or income that are not core to our operations and, as applicable, third-party transaction expenses related to modifications of our debt facilities.
•
Interest income: Consists primarily of interest income earned on excess cash held in interest-bearing accounts.
•
Interest expense: Consists primarily of interest expense associated with the First Lien Credit Agreement (as defined below), including amortization of debt issuance costs and discounts.

Income Tax (Expense) Benefit

Our income tax (expense) benefit consists of federal and state income taxes. We generally calculate income taxes in interim periods by applying an estimated annual effective income tax rate to income or loss before income taxes and by calculating the tax effect of discrete items recognized during the period. Our estimated annual effective income tax rate is based on our estimated full year income or loss and the related income taxes for each jurisdiction in which we operate. This rate can be affected by estimates of full year pre-tax income or loss and permanent differences.

In interim periods when a reliable estimate of the annual effective tax rate cannot be made, we calculate income taxes by applying the discrete effective tax rate method which treats the year-to-date period as if it were the annual period and determine the interim income taxes on that basis.

Our effective income tax rate differs from the U.S. Federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, research and development tax credits and excess tax benefits from our equity awards.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Prescription transactions revenue	$155,652	$124,385	$31,267	25%
Subscription revenue	16,226	7,678	8,548	111%
Other revenue	23,224	8,390	14,834	177%
Total revenue	$195,102	$140,453	$54,649	39%

Prescription transactions revenue for the three months ended September 30, 2021 increased $31.3 million, or 25%, compared to the three months ended September 30, 2020, driven primarily by a 31% increase in the number of our Monthly Active Consumers, partially offset by lower contribution-per-consumer due to the acquisitions of RxSaver and Scriptcycle. Our Monthly Active Consumers includes consumers we acquired through the acquisitions of RxSaver (acquired in April 2021) and Scriptcycle (acquired in August 2020) beginning in the third quarter of 2021 and the fourth quarter of 2020, respectively, representing the first full quarter subsequent to the respective acquisitions. We believe prescription transactions revenue continues to be impacted by COVID-19.

Subscription revenue for the three months ended September 30, 2021 increased $8.5 million, or 111%, compared to the three months ended September 30, 2020, driven primarily by an increase in the number of subscription plans to 1.1 million as of September 30, 2021, compared to 0.7 million as of September 30, 2020, as well as a favorable change in subscription plan mix.

Other revenue for the three months ended September 30, 2021 increased $14.8 million, or 177%, compared to the three months ended September 30, 2020. This increase was primarily due to an increase in revenue from pharma manufacturers and an increase in telehealth revenue.

We expect the percentage growth in subscription and other revenue to continue to outpace our prescription transactions revenue as we continue to scale the capabilities and platforms of our subscription, pharma manufacturer solutions and telehealth service offerings.

Costs and Operating Expenses

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$11,271	$7,540	$3,731	49%
As a percentage of total revenue	6%	5%

Cost of revenue for the three months ended September 30, 2021 increased $3.7 million, or 49%, compared to the three months ended September 30, 2020. This increase was primarily driven by a $2.0 million increase in outsourced and in-house personnel related consumer support expense to support our growth and a $1.5 million increase in merchant fees, hosting expenses and allocated overhead.

Product Development and Technology

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Product development and technology	$35,073	$15,846	$19,227	121%
As a percentage of total revenue	18%	11%

Product development and technology expenses for the three months ended September 30, 2021 increased by $19.2 million, or 121%, compared to the three months ended September 30, 2020. This increase was primarily due to increases in product development payroll and related expenses of $15.0 million due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO. The increase in product development and technology expense was also due to an increase in allocated overhead of $2.3 million in support of our product development efforts and an increase in third-party services and contractor expenses related to product development of $1.8 million.

Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$95,651	$65,113	$30,538	47%
As a percentage of total revenue	49%	46%

Sales and marketing expenses for the three months ended September 30, 2021 increased by $30.5 million, or 47%, compared to the three months ended September 30, 2020. This increase was primarily due to a $21.4 million increase in advertising expenses and a $7.3 million increase in sales and marketing payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO.

We continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$35,947	$108,479	$(72,532)	(67%)
As a percentage of total revenue	18%	77%

General and administrative expenses for the three months ended September 30, 2021 decreased by $72.5 million, or 67%, compared to the three months ended September 30, 2020. This decrease was primarily due to a $78.0 million decrease in stock-based compensation expense related to the Founders Awards made in connection with our IPO as further described in Note 10 of our condensed consolidated financial statements, partially offset by a $5.1 million increase in other executive and administrative payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO.

Depreciation and Amortization

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$10,161	$5,160	$5,001	97%
As a percentage of total revenue	5%	4%

Depreciation and amortization expenses for the three months ended September 30, 2021 increased by $5.0 million, or 97%, compared to the three months ended September 30, 2020. This increase was due primarily to a $2.3 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $2.1 million increase in amortization related to acquired intangible assets.

Other Expense, Net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other expense, net	$—	$1	$(1)	(100%)
As a percentage of total revenue	0%	0%

Other expense, net was not material in the three months ended September 30, 2021 and 2020.

Interest Income

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$(13)	$(24)	$11	(46%)
As a percentage of total revenue	0%	0%

Interest income was not material in the three months ended September 30, 2021 and 2020.

Interest Expense

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$5,928	$6,264	$(336)	(5%)
As a percentage of total revenue	3%	4%

Interest expense for the three months ended September 30, 2021 decreased by $0.3 million, or 5%, compared to the three months ended September 30, 2020 primarily due to lower average debt balances and lower interest rates.

Income Tax (Expense) Benefit

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax (expense) benefit	$(19,153)	$17,894	$(37,047)	(207%)
Effective income tax rate	1,767%	26%

For the three months ended September 30, 2021, we had an income tax expense of $19.2 million, compared to an income tax benefit of $17.9 million for the three months ended September 30, 2020 and an effective income tax rate of 1,767% and 26%, respectively. Our $19.2 million income tax expense was largely driven by the Company utilizing the discrete effective tax rate method for the three months ended September 30, 2021 while our $17.9 million income tax benefit was primarily due to the pre-tax loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to our equity awards. The pre-tax loss for three months ended September 30, 2020 was mainly driven by the $98.1 million of stock-based compensation expense related to the Founders Awards made in connection with our IPO.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Prescription transactions revenue	$434,570	$356,950	$77,620	22%
Subscription revenue	42,549	19,676	22,873	116%
Other revenue	55,049	20,530	34,519	168%
Total revenue	$532,168	$397,156	$135,012	34%

Prescription transactions revenue for the nine months ended September 30, 2021 increased $77.6 million, or 22%, compared to the nine months ended September 30, 2020, driven primarily by a 27% increase in the number of our average Monthly Active Consumers, partially offset by lower contribution-per-consumer due to the acquisitions of RxSaver and Scriptcycle. Our Monthly Active Consumers includes consumers we acquired through the acquisitions of RxSaver (acquired in April 2021) and Scriptcycle (acquired in August 2020) beginning in the third quarter of 2021 and the fourth quarter of 2020, respectively, representing the first full quarter subsequent to the respective acquisitions. We believe prescription transactions revenue continues to be impacted by COVID-19.

Subscription revenue for the nine months ended September 30, 2021 increased $22.9 million, or 116%, compared to the nine months ended September 30, 2020, driven primarily by an increase in the number of subscription plans to 1.1 million as of September 30, 2021, compared to 0.7 million as of September 30, 2020, as well as favorable change in subscription plan mix.

Other revenue for the nine months ended September 30, 2021 increased $34.5 million, or 168%, compared to the nine months ended September 30, 2020. This increase was primarily due to an increase in revenue from pharma manufacturers and an increase in telehealth revenue.

We expect the percentage growth in subscription and other revenue to continue to outpace our prescription transactions revenue as we continue to scale the capabilities and platforms of our subscription, pharma manufacturer solutions and telehealth service offerings.

Costs and Operating Expenses

Cost of Revenue, Exclusive of Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$32,789	$20,383	$12,406	61%
As a percentage of total revenue	6%	5%

Cost of revenue for the nine months ended September 30, 2021 increased $12.4 million, or 61%, compared to the nine months ended September 30, 2020. This increase was primarily driven by a $4.7 million increase in outsourced and in-house personnel related consumer support expense to support our growth, a $1.9 million increase in hosting expenses, a $1.8 million increase in merchant fees, a $1.5 million increase in provider cost related to our telehealth offerings driven by an increase in the number of online provider visits, and a $1.2 million increase in allocated overhead.

Product Development and Technology

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Product development and technology	$90,800	$38,133	$52,667	138%
As a percentage of total revenue	17%	10%

Product development and technology expenses for the nine months ended September 30, 2021 increased by $52.7 million, or 138%, compared to the nine months ended September 30, 2020. This increase was primarily due to increases in product development payroll and related expenses of $41.2 million due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO. The increase in product development and technology expense was also due to an increase in allocated overhead of $6.1 million in support of our product development efforts and an increase in third-party services and contractor expenses related to product development of $5.3 million.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$263,726	$180,195	$83,531	46%
As a percentage of total revenue	50%	45%

Sales and marketing expenses for the nine months ended September 30, 2021 increased by $83.5 million, or 46%, compared to the nine months ended September 30, 2020. This increase was primarily due to a $52.0 million increase in advertising expenses, which was partially due to our proactive reduction of advertising spend in the second quarter of 2020 at the onset of the COVID-19 pandemic, as well as a $24.9 million increase in sales and marketing payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO.

We continue to evaluate the impact of COVID-19 on our business and actively manage our consumer acquisition spending according to market conditions.

General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$119,312	$120,698	$(1,386)	(1%)
As a percentage of total revenue	22%	30%

General and administrative expenses for the nine months ended September 30, 2021 decreased by $1.4 million, or 1%, compared to the nine months ended September 30, 2020. This decrease was primarily due to a $24.0 million decrease in stock-based compensation expense related to the Founders Awards made in connection with our IPO as further described in Note 10 of our condensed consolidated financial statements, partially offset by a $16.5 million increase in other executive and administrative payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to other awards made in connection with and after our IPO, and a $4.5 million increase in acquisition related and other professional service fees to support our growth and operations as a public company after our IPO.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$23,891	$14,026	$9,865	70%
As a percentage of total revenue	4%	4%

Depreciation and amortization expenses for the nine months ended September 30, 2021 increased by $9.9 million, or 70%, compared to the nine months ended September 30, 2020. This increase was due primarily to a $5.1 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $2.7 million increase in amortization of intangibles related to acquisitions.

Other Income, Net

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income, net	$—	$(20)	$20	(100%)
As a percentage of total revenue	0%	0%

Other income, net was not material in the nine months ended September 30, 2021 and 2020.

Interest Income

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$(42)	$(140)	$98	(70%)
As a percentage of total revenue	0%	0%

Interest income was not material in the nine months ended September 30, 2021 and 2020.

Interest Expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$17,739	$21,697	$(3,958)	(18%)
As a percentage of total revenue	3%	5%

Interest expense for the nine months ended September 30, 2021 decreased by $4.0 million, or 18%, compared to the nine months ended September 30, 2020 primarily due to lower average debt balances and lower interest rates.

Income Tax Benefit

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax benefit	$30,707	$2,467	$28,240	1145%
Effective income tax rate	191%	(113%)

For the nine months ended September 30, 2021, we had an income tax benefit of $30.7 million, compared to income tax benefit of $2.5 million for the nine months ended September 30, 2020 and an effective income tax rate of 191% and (113%), respectively. The change in our income tax benefit was primarily due to the change from pre-tax income to loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense and excess tax benefits related to our equity awards.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based Revolving Credit Facility. As of September 30, 2021, we had cash and cash equivalents of $912.0 million and $91.0 million available under our Revolving Credit Facility.

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

In light of the large number of RSUs subject to the Founders Awards that were granted in connection with our IPO in September 2020, we have incurred and anticipate that we will incur substantial additional stock-based compensation expense and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million. All of the stock price goals with respect to the performance vesting portion of the Founders Awards (the “Performance-Vesting Founders Awards,” see Note 10 of our condensed consolidated financial statements) were achieved in October 2020. As a result, all 16,422,044 Performance-Vesting Founders Awards vested in 2020, and we recognized a total of approximately $373.0 million of stock-based compensation expense related to the Founders Awards during 2020. During the three and nine months ended September 30, 2021, we recognized an additional $20.1 million and $74.1 million of stock-based compensation expense, respectively, resulting in a cumulative total of $447.1 million of stock-based compensation expense recognized related to the Founders Awards as of September 30, 2021. The unrecognized stock-based compensation expense associated with the time vesting portion of the Founders Awards of $86.2 million as of September 30, 2021 is expected to be recognized over a weighted average remaining service period of 1.8 years. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the applicable settlement dates. On the settlement dates for the RSUs, we plan to withhold shares and remit taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. As an employee earns compensation, both the employer and the employee are liable for some portion of Social Security taxes and Medicare taxes (collectively referred to as “FICA” taxes) on the compensation. FICA taxes are generally due in the period when the substantial risk of forfeiture lapses. As the Performance-Vesting Founders Awards vested in October 2020, we accelerated the settlement of 0.7 million RSUs during the fourth quarter of 2020 sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining non-accelerated 15.7 million Performance-Vesting Founders Awards shares will not be issued until October 2023 or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards.

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

The First Lien Credit Agreement that governs the Revolving Credit Facility and the First Lien Term Loan Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, repurchases of stock, dividends and other distributions. GoodRx, Inc. is restricted from making dividend payments, loans or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. In addition, GoodRx, Inc. is subject to a financial covenant whereby GoodRx, Inc. is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 8.2 to 1.0. At September 30, 2021, we were in compliance with the covenants under the First Lien Credit Agreement.

Revolving Credit Facility

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to the LIBO Screen Rate (as defined in the First Lien Credit Agreement) plus a variable margin rate, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), that ranges from 2.50% to 3.00%. The Revolving Credit Facility has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), and ranges from 0.25% to 0.50% per annum. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum of our aggregate undrawn and disbursed but unreimbursed letters of credit. The Revolving Credit Facility expires on October 11, 2024. As of September 30, 2021, there was no outstanding principal balance under our Revolving Credit Facility.

Under the terms of a lease agreement entered into during September 2019, GoodRx, Inc. assigned to the landlord drawdown rights against the Revolving Credit Facility for up to $9.0 million to meet the contractual line of credit requirement in the lease agreement. The landlord can draw on the Revolving Credit Facility in the event of our default on rent or damages to the building. The assigned rights to the landlord will be held for the initial three years of the lease term, and subject to certain conditions, the letter of credit will decrease thereafter by up to 10% per year based upon the original amount to no less than $2.0 million. This outstanding letter of credit to the landlord reduces our available borrowings under the Revolving Credit Facility by an amount equal to the value of assigned rights. There were outstanding letters of credit issued against the Revolving Credit Facility for $9.0 million as of September 30, 2021, which reduces our available borrowings under the Revolving Credit Facility to $91.0 million.

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

The effective interest rate on the First Lien Term Loan Facility was 3.41% and 3.42% for the three months ended September 30, 2021 and 2020, respectively, and 3.40% and 4.03% for the nine months ended September 30, 2021 and 2020, respectively.

The carrying value of the First Lien Term Loan Facility was $663.9 million, net of unamortized debt issuance costs and discount of $12.0 million, as of September 30, 2021.

Holding Company Status

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. The First Lien Credit Agreement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of the First Lien Credit Agreement as of September 30, 2021. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to our audited consolidated financial statements included in our 2020 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$128,969	$116,491
Net cash used in investing activities	(169,474)	(81,807)
Net cash (used in) provided by financing activities	(19,063)	1,017,190
Net change in cash, cash equivalents and restricted cash	$(59,568)	$1,051,874

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $129.0 million for the nine months ended September 30, 2021 consisting of $14.7 million of net income, adjusted for $124.3 million of non-cash expenses, made up primarily of stock-based compensation expense of $127.2 million, including $74.1 million of stock-based compensation expense related to the Founders Awards made in connection with our IPO, partially offset by $10.0 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by increases in accounts receivable due to our growing operations.

Net cash provided by operating activities was $116.5 million for the nine months ended September 30, 2020 consisting of $4.7 million of net income, adjusted for $134.3 million of non-cash expenses, made up primarily of stock-based compensation expense of $111.2 million, including $98.1 million of stock-based compensation expense related to the Founders Awards made in connection with our IPO, partially offset by $22.4 million of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by an increase in income tax receivable due to our third quarter tax benefit and increases in accrued expenses, accounts receivable, accounts payable, and prepaid expenses due to our growing operations.

Net Cash Used in Investing Activities

Net cash used in investing activities of $169.5 million for the nine months ended September 30, 2021 was related to $140.3 million in cash consideration, net of cash acquired, related to acquisitions, $21.4 million for capitalized software, $4.0 million for an investment in a minority equity interest in a privately-held company and $3.8 million of capital expenditures, due primarily to leasehold improvements and furniture and fixtures related to the completion of our new office facility in Santa Monica, California. In May 2021, we entered into a non-cancelable lease agreement to lease additional space adjacent to our new office facility in Santa Monica, California. We anticipate that we will invest in additional capital expenditures with respect to the expanded leased space principally in 2022, which is the earliest we expect to gain access to and control of the expanded leased property.

Net cash used in investing activities of $81.8 million for the nine months ended September 30, 2020 was related to $55.8 million in cash consideration, net of cash acquired, related to the acquisition of Scriptcycle, $15.7 million for capital expenditures, due primarily to leasehold improvements and furniture and fixtures related to our new office facility in Santa Monica, California, and $10.3 million for capitalized software.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $19.1 million for the nine months ended September 30, 2021 was related to $42.7 million of payments for employee taxes related to net share settlement of equity awards, $5.3 million in long-term debt principal payments related to our First Lien Term Loan Facility and $0.8 million payment for contingent consideration related to the acquisition of Scriptcycle, partially offset by $29.7 million in proceeds from the exercise of stock options.

Net cash provided by financing activities of $1.0 billion for the nine months ended September 30, 2020 was related to $0.9 billion in net proceeds from our IPO and $0.1 billion in proceeds from our private placement in September 2020. Additionally, net cash provided by financing activities was impacted by $28.0 million in proceeds drawn down under the Revolving Credit Facility and $5.1 million from exercise of options, partially offset by $5.3 million in long-term debt principal payments and payments of $1.3 million for debt issuance costs related to increasing the amount of our Revolving Credit Facility in May 2020.

Contractual Obligations and Commitments

Other than as described in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments compared with those described in our 2020 10-K.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2021, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation Measures

We are compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the audit committee and the board of directors, is engaged in remedial activities to address the material weaknesses described above. As of September 30, 2021, all remediation efforts planned to address the material weaknesses have been designed and implemented by management. These implemented controls and procedures are subject to ongoing testing including their operating effectiveness over a sustained period of financial reporting cycles. The remediation measures we have taken include:

•
We have prepared our remediation plan for each of the material weaknesses and trained process owners, evaluated the design of controls and are monitoring the results of our testing of both the design and operating effectiveness of relevant controls.

•
We have engaged third party professionals to advise management in connection with the remediation of each of the material weaknesses including testing the operating effectiveness of controls.
•
We have hired additional accounting, human resources, payroll and IT personnel to bolster our technical reporting, transactional accounting and IT capabilities. We have more than doubled our finance and accounting personnel since the beginning of 2020 through September 30, 2021. We implemented controls to formalize roles and review responsibilities to align with our team’s skills and experience and implemented formal controls over segregation of duties. We continue to evaluate our staffing needs and plan to hire additional resources as necessary to support our operations.
•
We have implemented procedures to identify and evaluate changes in our business and the impact on our controls.
•
We have completed the implementation of software solutions to support our ability to monitor, assess, and remediate segregation of duties related issues, as well as support our ongoing compliance efforts with Section 404(a) of Sarbanes-Oxley Act.
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
•
Since the beginning of 2020, we implemented several new information systems including a new enterprise resource planning system. We designed and implemented controls over these systems and are continuing the process to improve system functionalities to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.
•
We have formalized critical accounting policies to achieve complete, accurate and timely financial accounting, reporting and disclosures. Moreover, we implemented formal processes, policies, and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates, establishing and reviewing thresholds for business performance reviews, and formalized procedures over the review of financial statements. We implemented an external financial reporting function within our existing finance team to support our regulatory external financial reporting objectives.
•
We have enhanced our IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls, enhancing testing and approval controls for program development, and implementing more robust IT policies and procedures over change management and computer operations.

We believe we have made substantial progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we have taken are subject to continued testing, ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional actions to be taken and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the enhancements over our IT governance processes described in "Remediation Measures" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2021, the U.S. House Ways and Means Committee approved a tax package almost entirely along party lines outlining a number of proposed amendments to the Internal Revenue Code, including significant changes for corporate taxpayers such as a proposal to increase the federal corporate tax rate from 21% to 26.5% and accelerating the effective date for American Rescue Plan changes to section 162(m) deduction limitation. The timing and content of potential tax law changes remain uncertain as negotiations continue and different proposed tax amendments are being considered after September 30, 2021. If adopted as proposed by the U.S. House Ways and Means Committee, an increase of the corporate tax rate and other Internal Revenue Code amendments would adversely affect our results of operations.

Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.

We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws, regulations and regulatory interpretations that govern such marketing and advertising practices. A variety of federal and state laws, regulations and regulatory interpretations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising, which we rely upon to attract new consumers.

Laws, regulations and regulatory interpretations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations, particularly as they involve classes of data deemed to be sensitive. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other law, regulations and regulatory interpretations. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us or any of our third-party partners, data centers, or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, regulatory interpretations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others. These proceedings may result in financial liabilities or may require us to change our operations, including ceasing the use or sharing of certain data sets, or modifying marketing and other user engagement programs and plans. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of consumers, suppliers, and contracts with PBMs and others and result in the imposition of monetary penalties. We are also contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations, regulatory interpretations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cross-site behavioral advertising technologies and other methods of online tracking for behavioral advertising and other purposes. The U.S. federal and state governments have enacted, and may in the future enact legislation, regulations and regulatory interpretations impacting the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cross-site behavioral advertising technologies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, limits on behavioral or targeted advertising and/or means to make it easier for internet users to prevent the placement of cross-site behavioral advertising technologies or to block other tracking technologies, which could, if widely adopted, result in the decreased effectiveness or use of third-party cross-site behavioral advertising technologies and other methods of online tracking, targeting or re-targeting. The regulation of the use of these cross-site behavioral advertising technologies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations.

The California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

In addition, various federal and state legislative and regulatory bodies (“self-regulatory organizations”) may expand current laws, regulations and regulatory interpretations, enact new laws, regulations and regulatory interpretations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, many similar laws have been proposed at the federal level and in other states. For instance, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the Federal Trade Commission ("FTC"), state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle or provide access to their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In March 2020, we received a letter from the FTC indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to the Company regarding the Company’s sharing of data regarding individuals’ use of the Company's website, app and services with service providers, including Google and Facebook. Since April 2020, the Company has timely responded to the FTC’s information requests and follow-up questions. On October 14, 2021, staff at the FTC notified the Company that it intends to recommend that the agency pursue an enforcement action against the Company and certain of its officers and employees. The Company believes it has complied with applicable laws, regulations and regulatory interpretations and that it has meritorious defenses to any claims or assertions to the contrary, and therefore intends to defend itself vigorously. No assurance can be given regarding the outcome of this matter.

As a result of pending or any future regulatory enforcement proceedings and inquiries, there may be settlements, enforcement actions, or related litigation that could include monetary penalties and/or compliance requirements that may (1) impose significant and material costs, (2) require us to make modifications to our data practices and our marketing programs, (3) result in negative publicity, or (4) have a negative impact on consumer demand for our products and services, or on our commercial or industry relationships. There may also be significant and material resource burdens on us, require certain aspects of our operations to be overseen by an independent monitor, and/or limit or eliminate our ability to use certain targeting marketing strategies or work with certain third-party vendors. Any of these events could adversely affect our ability to operate our business and our financial results.

In addition, HIPAA, which applies to parts of our business, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. For example, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, affected individuals and if the breach is large enough, the media.

Certain states have adopted or are considering adopting comparable privacy and security laws, regulations and regulatory interpretations, some of which may be more stringent or expansive than HIPAA. In addition, legislative proposals on the federal level include comparable privacy and security laws, regulations and regulatory interpretations, which may be more stringent or expansive than HIPAA. Such laws, regulations and regulatory interpretations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our consumers and strategic partners.

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

GOODRX HOLDINGS, INC.

Date: November 10, 2021	By:	/s/ Douglas Hirsch
Douglas Hirsch
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Trevor Bezdek
Trevor Bezdek
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial and Accounting Officer)