Form 10-K
period 2021-12-31
GoodRx Holdings, Inc.
filed 2022-03-01
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion.

As of February 23, 2022 the registrant had 86,216,364 shares of Class A common stock, $0.0001 par value per share, and 314,631,628 shares of Class B common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

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
•
“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharma manufacturer solutions offering, or consumers who used our telehealth offerings. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. For example, a unique consumer who uses a GoodRx code twice in January, but who did not use our prescription transactions offering again in February or March, is counted as 1 in January and as 0 in both February and March, thus contributing 0.33 to our Monthly Active Consumers for such quarter (average of 1, 0 and 0). A unique consumer who uses a GoodRx code in January and in March, but did not use our prescription transactions offering in February, would be counted as 1 in January, 0 in February and 1 in March, thus contributing 0.66 to our Monthly Active Consumers for such quarter. Monthly Active Consumers from acquired companies are only included beginning in the first full quarter following the acquisition.
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
•
“pharma” is an abbreviation for pharmaceutical.

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
•
“subscribers” and similar references refers to our consumers that are subscribed to either of our subscription offerings, Gold or Kroger Savings. References to subscription plans as of a particular date represents an active subscription to either one of our aforementioned subscription offerings as of the specified date. Each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
•
“Silver Lake Partners,” “Silver Lake” and similar references refer to investment funds associated with Silver Lake Partners, including SLP Geology Aggregator, L.P.
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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, our stock repurchase program, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•
Risks related to our limited operating history and early stage of growth could materially adversely impact our business, financial condition, and results of operations;
•
We may be unsuccessful in achieving broad market education and changing consumer purchasing habits;
•
We may be unable to continue to attract, acquire and retain consumers, or may fail to do so in a cost-effective manner;
•
We rely significantly on our prescription transactions offering and may not be successful in expanding our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry;
•
Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants;
•
We generally do not control the categories and types of prescriptions for which we can offer savings or discounted prices;
•
We rely on a limited number of industry participants;
•
We operate in a very competitive industry and we may fail to effectively differentiate our offerings and services from those of our competitors, which could impair our ability to attract and acquire new consumers and retain existing consumers;
•
A pandemic, epidemic or outbreak of an infectious disease in the United States, including the outbreak of COVID-19, could adversely impact our business;
•
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
•
We may be unable to maintain a positive perception regarding our platform or maintain and enhance our brand;
•
We are obligated to maintain effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may cause us to not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock;
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
•
Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations;

•
Our business relies on email, mail and other messaging channels and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business;
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
•
We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed;
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
•
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results;
•
Risks related to the healthcare industry could materially adversely impact our business, financial condition, and results of operations;
•
Risks related to our organizational structure, including agreements and relationships with significant stockholders, could materially adversely impact our business, financial condition and results of operations;
•
We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock; and
•
We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

PART I

Item 1. Business.

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States.

GoodRx was founded to solve the challenges that consumers face in understanding, accessing, and affording healthcare. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. This price comparison platform processes over 230 billion pricing data points every day and integrates that data into a user-friendly interface which provides consumers with curated, geographically relevant prescription pricing, and access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States.

Today, we believe our expanded platform improves the health and financial well-being of American families by providing easy access to price transparency and affordability solutions for generic and brand medications, affordable and convenient medical provider consultations and lab tests via our telehealth offerings and other healthcare and wellness related content. We believe that our offerings provide significant savings to consumers, and can help drive greater medication adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders.

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

Industry Challenges

Despite the $4.0 trillion U.S. healthcare market being one of the largest sectors of the U.S. economy, it remains opaque and highly fragmented for consumers. Even simple healthcare transactions, such as finding a doctor or filling a prescription at an affordable price, are often difficult. This can lead to confusion, inefficiency and unneeded additional costs for consumers and the healthcare system. The pharmacy is the de-facto “front door” to American healthcare, with frequent consumer interaction and engagement. However, finding affordable prices for prescriptions is complicated by a lack of price transparency, a confusing reimbursement and insurance landscape and a fragmented marketplace in which the list prices for the same medication can vary significantly across pharmacies. Similarly, people who need to see healthcare professionals can face the same lack of price transparency, as well as exceedingly long wait times to access the care that they need. We believe that these challenges are driven in part by a lack of solutions that enable consumers to easily search, discover and access the product or service that they need at an affordable price. Technology similar to that which has been deployed to help consumers buy airline tickets, rent homes or hail cars can also be utilized in the highly complex healthcare market to make healthcare affordable, accessible and efficient. Consumer-focused technology solutions are even more essential in healthcare than in other industries given that the stakes involve peoples’ health and lives.

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

We believe this market opportunity is substantial and estimate the total addressable market ("TAM") for our current solutions to be approximately $800.0 billion. This includes a $524.0 billion prescription opportunity, inclusive of prescriptions that are written but not filled, a $30.0 billion pharma manufacturer solutions opportunity and a $250.0 billion telehealth opportunity.

Prescription Opportunity

We started our business with a focus on the U.S. prescriptions market. The vast majority of the utilization of our platform relates to generic medications. We also enable consumers to save on brand medications. We believe that the prices available through our platform are highly competitive, for both insured and uninsured consumers, and our platform enables consumers to save on prescription medications regardless of whether the consumer is insured or not. We believe we can drive significant growth in our prescription opportunity through our ability to continue to provide attractive prescription pricing to consumers.

Pharma Manufacturer Solutions Opportunity

Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. Pharma manufacturers provide affordability solutions, such as co-pay cards, patient assistance programs and other savings options, so that consumers can access their medications. We partner with pharma manufacturers to advertise and integrate these affordability solutions into our platform. We believe this offering can deliver incremental margin as we deploy these solutions across our existing base of consumers and visitors, introduce new solutions, and increase the number of brands and manufacturers with which we work.

Telehealth Opportunity

The telehealth market is a natural expansion of our platform. There is a growing consumer preference for on-demand services, which is rapidly changing how healthcare services are delivered. The COVID-19 pandemic has further accelerated the utilization of telehealth among consumers. We believe that the addition of telehealth to our platform will continue to increase consumer engagement and improve outcomes. Our telehealth offerings can provide consumers with a convenient and affordable way to receive a diagnosis and a prescription online, when medically appropriate, and we believe our telehealth offerings will continue to enhance the accessibility of our prescription and subscription offerings for these consumers. Consumers may opt in to use our prescription transactions offering, our subscription offerings, or our mail delivery service after completing their telehealth visit in order to fill their prescriptions.

Our Value Proposition

We positively impact many key stakeholders in the healthcare ecosystem. We believe that consumers, healthcare providers, PBMs, pharmacies, pharma manufacturers and telehealth providers all win with GoodRx. This, in turn, can drive beneficial and self-reinforcing network effects.

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
o
Our prescription transactions offering provides curated, geographically relevant price comparisons and negotiated prices on prescriptions that generate substantial savings to our consumers. Our negotiated prices for prescriptions are often cheaper than insurance co-pays. Access to discounted prices is free for consumers through our platform.
o
Our subscription offerings provide consumers and their families with access to even lower prescription prices on select medications in select pharmacies for a monthly or annual subscription fee. Gold also provides mail delivery and discounted access to our GoodRx Care service for no additional subscription cost.
o
Our pharma manufacturer solutions offering provides advertising and integrated consumer affordability solutions to pharma manufacturers with the goal of improving access to and affordability of brand medications for consumers.

o
Our telehealth offerings provide access to online doctor visits, lab test providers and a marketplace of recommended third-party telehealth providers.
o
Our platform provides educational resources to help inform consumers about their healthcare. We provide consumers with expert medication information, as well as pricing and coverage information made possible through our robust data sources and staff of experienced researchers. We launched GoodRx Health in 2021 to make it easier for consumers to find the healthcare answers they need.
•
Healthcare Professionals: Physicians and other healthcare professionals are motivated to help patients, and, increasingly, are judged by patient outcomes. We help these healthcare professionals improve patient outcomes by encouraging medication adherence and providing a consumer-friendly service. We are able to integrate our pricing information and GoodRx codes directly into Electronic Health Record (“EHR”) systems, enabling healthcare professionals to provide prices from our platform directly to their patients at the point of prescribing, including via EHR-sent text messages and emails. We help physicians engage with patients more efficiently both directly through our telehealth services and through our prescription transactions offering and subscription offerings.
•
Healthcare Companies: PBMs, pharmacies, pharma manufacturers and telehealth providers use our platform to reach and provide affordability solutions to consumers. We play a valuable role within the healthcare ecosystem by aggregating, normalizing, and presenting information from all of these constituents on a single platform for the consumer. Through the deep relationships that we have developed with these stakeholders over many years, we are able to continually improve our offerings and achieve better pricing outcomes for consumers.
o
Pharmacy Benefit Managers: PBMs aggregate consumer demand to negotiate prescription medication prices with pharmacies and manufacturers. PBMs aggregate most of their demand through relationships with insurance companies and employers. However, nearly all PBMs also have consumer direct or cash network pricing that they negotiate with pharmacies for consumers who choose to purchase prescriptions outside of insurance. We provide a platform through which PBMs can drive incremental volume to these networks by offering their discounted prices to our consumers. We expand the market for PBMs by increasing their cash network transaction volumes and by adding new consumers to the overall prescriptions market, many of whom, both insured and uninsured, would otherwise not fill their prescriptions because of high deductibles or prices. For many of our PBM partners, we are their only significant direct-to-consumer channel. To date, no PBM has terminated a relationship with GoodRx, Inc., which highlights the strength of our relationships alongside the value we deliver.
o
Pharmacies: With GoodRx, pharmacies can reduce ‘walk away’ patients and prescriptions abandoned at the counter due to high cost, and can also increase overall sales through additional foot-traffic. We work with pharmacies on integrated technology and marketing programs to help them attract pharmacy customers. For example, we partner with Kroger, one of the largest retail pharmacies in the United States, to provide a tailored co-branded subscription product, Kroger Savings. We work closely with pharmacies to ensure that pharmacists are educated on how to use our apps and websites, and know how to apply GoodRx codes at the point of sale. Consumers can use GoodRx at nearly every retail pharmacy in the United States.
o
Pharma Manufacturers: Brand medications tend to be more expensive than generics, and insurance coverage is complicated. GoodRx works with pharma manufacturers to advertise, integrate and enhance consumer awareness, access and uptake of their various savings solutions for brand medications, increasing the likelihood that a consumer will start or continue to take their prescribed medication.
o
Telehealth Providers: In addition to operating our own telehealth provider, GoodRx Care, we partner with select telehealth providers through our GoodRx Telehealth Marketplace. We display their prices and services on the marketplace section of our apps and websites, driving incremental traffic for them.

Our Offerings

Prescription Transactions Offering

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

Our pricing sources span the healthcare industry and include PBMs, pharmacies, pharma manufacturers, patient assistance programs, and others, making it difficult to replicate the data we possess and share with consumers. We believe it is important to work with as many of the key stakeholders of the healthcare industry as possible in order to increase the affordability options for our consumers. Our broad set of long-term relationships across the industry, combined with our proprietary platform, allows us to present highly competitive prices to consumers.

PBMs are the most common source of pricing information. Our proprietary technology enables us to combine prices from multiple PBMs and other industry sources and display it on a single consumer interface. We believe that we maintain the largest database of aggregated pricing information across PBMs in the United States. When a transaction occurs in which one of our consumers fills a prescription and saves compared to the list price using a GoodRx code, the PBM receives a portion of the price that the consumer paid. We receive a percentage of this amount or a fixed payment from the PBM as compensation for directing the consumer to that PBM’s pricing and the pharmacy.

As we help more consumers save money on their medications and drive additional traffic through various PBMs, we increase our scale, which over time leads to lower prices for our consumers. We have steadily increased the number of PBMs with which we work over time. To date, no PBM has terminated a relationship with GoodRx, Inc. Even if a contract with a PBM were to be terminated, many of our contracts require the PBM to continue to pay us for activity by consumers originally directed to their pricing by us, even subsequent to the contract termination. The ongoing payment obligation can continue for so long as the underlying PBM-specific pricing is used, or for certain partners, for a specified multi-year period, depending on the terms of our contract with the PBM. Throughout our history, we have been able to help our consumers realize increased savings. PBM mix and relative share on our platform has varied over time as we have added new PBMs and as certain PBMs have delivered more or less favorable pricing relative to other PBMs. Even as the mix has changed, we have continued to grow and deliver a strong value proposition to our consumers. We believe that our sources of pricing are sufficiently broad and robust that the loss of any one PBM or other healthcare partner would generally result in minimal disruption in our ability to provide competitive discounts and pricing. Although the majority of our pricing information comes from PBMs, we also collect pricing data points from other sources in order to help save our consumers as much money as possible.

Subscription Offerings

Our subscription offerings are a natural extension of our successful prescription transactions offering. We leverage our relationships across the healthcare ecosystem and our product expertise to provide subscribers with even greater savings and convenience at select pharmacies. We launched our first subscription offering, Gold, in 2017, and added a second offering, Kroger Savings, in 2018.

•
Gold: We offer a subscription savings program whereby subscribers generally pay a monthly fee of $5.99 to $9.99 for individuals or $9.99 to $19.99 for families of up to five, for access to even lower prices in select participating pharmacies. In 2020, we added a mail delivery feature as well as access to discounted telehealth services to Gold, which provides Gold subscribers with additional value and convenience, with no additional subscription fees.
•
Kroger Savings: We partner with Kroger, one of the largest retail pharmacies in the United States, to offer a tailored subscription product to Kroger consumers for an annual fee of $36.00 for individuals or $72.00 for families of up to six. Subscribers access lower prescription prices at Kroger pharmacies, including over 100 common generic medications for free, $3.00, or $6.00 price points, and savings on more than 1,000 other generic medications. We manage key aspects of the program, including subscriber registration, consumer billing, transaction processing and marketing under an agreement that is effective through July 1, 2023. Subscribers pay an annual fee, a portion of which we share with Kroger.

Our subscription offerings are designed to be easy to use and provide subscribers with added benefits and features, such as refill reminders, price alerts and other notifications.

Pharma Manufacturer Solutions Offering

Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. As a result, many consumers are not able to access or afford these medications.

Pharma manufacturers provide affordability solutions such as co-pay cards, patient assistance programs, care portals and other savings options so that consumers can access their medications. We partner with pharma manufacturers to advertise and integrate these affordability solutions into our platform. For example, a consumer searching for a brand medication on our platform can select their insurance status and related criteria so that we can automatically determine their eligibility for specific manufacturer savings solutions, and route them to the best option.

In addition, the patient can sign up for ongoing savings alerts related to that medication. We believe our trusted brand, large volume of high intent consumers and easy-to-use interface make our platform highly attractive to pharma manufacturers. These solutions generally increase the likelihood that consumers will start or continue their prescribed medication.

Our pharma manufacturer solutions offering delivers a product that both increases overall consumer satisfaction and drives incremental consumer lifetime value at a low incremental cost to us.

We expect to continue to grow this offering through further engagement with pharma manufacturers. We believe this offering can deliver incremental margin as we deploy these solutions across our existing base of consumers and visitors.

Telehealth Offerings

We have built a telehealth platform that is designed to meet the needs of our consumers who seek rapid and affordable access to quality care. We launched our telehealth offerings in 2019 with the acquisition of HeyDoctor (rebranded as GoodRx Care in 2020). We have in-house healthcare providers through our affiliated professional entities and contracts with a network of on-demand physicians who operate on our purpose-built EHR. Our EHR includes messaging, video chat and electronic prescriptions, and integrates with our prescription transactions offering. We offer telehealth visits to provide consumers with quick, easy and affordable access to healthcare with most visits starting at $49 (or $19 with a Gold subscription), which are offered to patients on a cash-pay basis outside of insurance.

Consumers who search for medication using GoodRx in certain instances may not have a prescription at the time of their search. Through GoodRx Care, we provide consumers with a convenient and affordable way to receive a diagnosis and a prescription online, when medically appropriate. Once they complete their online visit, consumers are able to choose to fill their prescriptions, should they receive one, at retail locations using a GoodRx code, via mail delivery through a third-party partner free of charge through Gold or by paying a small service fee. Our expansion into telehealth has unlocked additional growth opportunities through access to Americans with no or inadequate access to primary care physicians.

In March 2020, we launched our GoodRx Telehealth Marketplace, an online marketplace for individuals to access third-party providers of telehealth and lab tests. Our GoodRx Telehealth Marketplace added additional services, conditions, and geographies to our online telehealth offerings, and also provides alternative providers for the conditions and geographies already covered by GoodRx Care, providing consumers with additional options to choose from. Together with GoodRx Care, the GoodRx Telehealth Marketplace provides a set of integrated solutions that simplifies the consumer healthcare journey and offers quick, easy and affordable access to treatment. From the comfort of their own homes, consumers can use our services to complete an online visit with a doctor and get a prescription, all within minutes. We have also partnered with some of the telehealth providers in the GoodRx Telehealth Marketplace to enable consumers to opt in to use our prescription transactions offering for their prescription needs after they complete their online visit. These integrated solutions provide our consumers with additional value and convenience in their healthcare journey, and adds monetization opportunities for us after consumers visit a healthcare professional online.

Sales & Marketing

Consumers come to our platform organically and also through our sales and marketing initiatives. The GoodRx brand benefits from word-of-mouth recommendations to consumers from friends, healthcare professionals and pharmacists, as well as press coverage, which drives significant unpaid traffic to our apps and websites.

In addition to organic consumer acquisition, our sales and marketing efforts are designed to bring new consumers onto our platform for the first time and to re-engage existing consumers. We acquire new consumers through a variety of channels, including: (i) direct to consumer marketing which includes TV, paid search or other digital campaigns; (ii) marketing through healthcare partnerships which includes marketing materials in physician offices, integrating pricing from our platform into electronic health record providers, or EHRs, prescribing workflows so that healthcare professionals can provide prices from our platform to their patients at the point of prescribing; (iii) marketing through partnerships with other affiliates to distribute our discounts and solutions to a broader target audience outside of the healthcare ecosystem; and (iv)

through content creation which increases traffic to the GoodRx apps and websites such as from GoodRx Health and HealthiNation Inc. (“HealthiNation”), our wholly owned subsidiary, which provides visitors with thousands of articles with research-backed answers to health questions and provides us with more opportunities to convert visitors to active consumers.

We believe that we still have significant opportunities to improve our unaided awareness, to build our brand, as well as to scale existing marketing channels, and unlock new ones.

We also deploy a variety of consumer retention tools on our platform, such as savings information retained in pharmacy database so consumers do not have to re-present GoodRx codes, providing alerts and refill reminders to consumers and links to our other offerings to improve consumer's overall experience using our platform, and strong consumer support and patient advocacy services to help consumers understand how best to afford their medication.

Our Technology

The key elements of our technology include:

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
•
Our Proprietary Telehealth EHR: We have built a proprietary EHR to support GoodRx Care. This EHR is used by physicians to conduct online patient visits, with built-in messaging and video capabilities, as well as the ability to send consumers electronic prescriptions, prescription pricing, and mail delivery options.
•
Scalable: Our digital platform is cloud native, scalable and reliable. We leverage major third-party cloud and data service providers and have built a modular system of services on top of this infrastructure.
•
Secure: Trust is critical to our relationship with both our consumers and our partners and we take security and privacy very seriously. We implement security procedures and policies informed by various industry-standard frameworks. Our operations are audited annually as part of a SOC2 audit, based on principles developed by the American Institute of Certified Public Accountants and we have obtained SOC2 certification with respect to our prescription transactions offering and subscription offerings. In addition, our security is tested through our bug-bounty program. We continue to expand our team and solutions to address emerging risks and changes in the threat landscape.

Our Growth Strategy

The key elements of our growth strategy include:

•
Continue to Attract New Consumers: We believe that we have a significant opportunity to serve all Americans. By growing awareness of our existing offerings and through the extension of our platform into many of the other areas of healthcare that lack price transparency and consumer empowerment, we believe that we can address an increasingly larger portion of the healthcare market in the United States and fill more gaps across the healthcare journey for our consumers.
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
o
Subscription Offerings: Our subscriber count with respect to our subscription offerings has increased significantly each year since these offerings were introduced. We believe our subscription offerings have higher lifetime value than our prescription transactions offering. We will continue to increase the value proposition for consumers by bundling various existing and new offerings in affordable and consumer-friendly subscription packages.
o
Pharma Manufacturer Solutions Offering: We believe our trusted brand, large volume of high intent consumers and easy-to-use consumer experience make our offering highly attractive to pharma manufacturers. The solutions offered by pharma manufacturers on our platform can increase the likelihood that consumers will start to take or continue to take their prescribed medication. We plan to continue to expand the number of pharma manufacturers with which we work, increase brand penetration, and increase the number of solutions each of them uses, as well as enhance our existing offerings and introduce new integrated technology solutions that will allow manufacturers to interact with our consumer base more effectively.
o
Telehealth Offerings: We believe our telehealth offerings will become more integrated with, and will be a growth driver for, our other offerings, including our prescription transactions offering, Gold, and mail delivery prescriptions through a third-party provider. We see telehealth as an opportunity to add another key consumer entry point into our platform and create an excellent user experience.
•
Future Expansion Opportunities: We believe there are many other areas of healthcare that could benefit from the transparency and accessibility provided by our platform. While we are currently focused on scaling our existing offerings, we see attractive opportunities to deploy our expertise in markets such as clinical trials, insurance marketplaces, in person doctor visits and prescription delivery, differentiated features and services for healthcare providers such as our enhanced GoodRx for Providers platform launched in 2021 that provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey, among others. As we continue to grow our brand awareness and consumer base, selling additional products and services into our large acquired base will drive an attractive incremental margin opportunity.
•
Pursue Strategic Partnerships and Acquisitions: We are a valuable partner to a variety of healthcare constituents. We have completed several acquisitions and entered into a number of strategic agreements over the last two years. For example, in 2021, we acquired HealthiNation, which allows us to supplement and expand the services currently available under our existing pharma manufacturer solutions platform, and RxSaver, Inc. (“RxSaver”), which helps expand our business capabilities and consumer reach, particularly with respect to our prescription transactions offering. As part of our business strategy, we will continue to pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position and enhance our capabilities.

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

We compete with companies that provide prescription savings, telehealth, and solutions to pharma manufacturers. New entrants may also enter our industry and compete with us. Generally, we believe that we are able to compete effectively against these organizations based on our brand, scale, pricing and consumer experience. Our competitors vary in size and breadth of their offerings.

•
In prescriptions discounts and price comparisons, our competition is fragmented and consists of competitors that are both larger and smaller than us in scale, including large e-commerce companies.
•
Our pharma manufacturer solutions offering competes for advertising and market access budget allocation against platforms on which manufacturers can reach consumers, including health-related websites and mobile apps, and services supporting patient access. We believe that our trusted brand and our platform allows us to engage patients about the cost of their brand medications.
•
In telehealth, we compete with other providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans, including Teladoc, Amwell, MDLIVE, and Doctor on Demand. We believe that our direct-to-consumer business model and low cash price points (in addition to our brand and scale) help differentiate our telehealth offerings from these competitors.

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

A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with more than a dozen PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. For additional information, see “We rely on a limited number of industry participants.” in Part I, Item 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2021, we owned four issued patents and three pending patent applications in the United States. One issued patent relates to our ability to combine prices from multiple PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment. As of December 31, 2021, we held thirteen registered trademarks in the United States, including trademarks for our brand, GoodRx, and for the use of the color yellow in the prescription discounts space. Additionally, we had seven trademark applications pending as of December 31, 2021, one of which is for our new company logo. In addition, we have registered domain names for websites that we use in our business, such as www.goodrx.com.

We continually review our development efforts to assess the existence and patentability of new intellectual property and we intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. For more information regarding risks related to intellectual property, please see Part I, Item 1A, “Risk Factors—Risks Related to Intellectual Property.”

Philanthropy

Philanthropy is not a separate initiative at GoodRx; helping others is woven throughout everything we do. Throughout our history, we have provided charitable support to communities, individuals, students, clinics and non-profits in furtherance of that goal. We have sent employees to hurricane-damaged areas to provide direct support, provided scholarships for pharmacy professionals and delivered food to low-income populations, among many other projects. We frequently provide direct financial support to individuals, families and organizations who simply need help.

We continue to expand our commitment to equitable healthcare access through the creation of GoodRx Helps, a 501(c)(3) tax-exempt public charity. This nonprofit is funded and supported by our December 2020 donation of 1.1 million shares of our Class A common stock which had an estimated fair value of $41.7 million. GoodRx Helps’ philanthropic mission is to help underserved communities who are unable to afford their healthcare due to systemic barriers, and as a result, face disproportionate disparities in health status and care. Since its formation, GoodRx Helps has provided free prescriptions at a growing number of clinics across the United States, as well as held community health pop-ups to provide access to vital health screenings, improve primary care access, and administer vaccinations for COVID-19 and influenza.

Our People and Culture

Our people are essential to our success. We have a strong track record of selectivity and retention. In the last three years, the Los Angeles Business Journal has consistently rated us as one of the Best Places to Work. In 2021, we also received a dozen awards by Comparably, a workplace culture data and ratings service, including Best Company Culture, Best Company Happiness, Best Company Career Growth, Best CEOs for Diversity, Best CEOs for Women and Best Company Outlook.

As of December 31, 2021, GoodRx employed 777 employees, of which 756 were full-time, 18 were part-time and 3 were temporary employees. Of our total employees, 411 were based at our headquarters in Santa Monica, California. Our employees are split among the following departments and functions: 64 in customer service and telehealth, 432 in product development and technology, 179 in sales and marketing, and 102 in general and administrative functions. Women make up 43% (335 employees) of our workforce who have chosen to identify their gender. Non-white employees make up 49% (365 employees) of our workforce who have chosen to identify their ethnicity/race.

We expect headcount growth to continue for the foreseeable future to support our expected growth. We pride ourselves on hiring people who not only have the skills required to perform their respective roles, but also share in the mission to help Americans get the healthcare they need at a price they can afford.

We strive to recruit, hire and retain a talented and diverse team of people. GoodRx has a strong employee referral program, which is a leading source of new hires. We focus on diversity, equity and inclusivity in both hiring and promotion. We prioritize providing a safe, rewarding and respectful workplace where our people have the opportunities to pursue career paths based on skills, performance and potential. We have made actionable goals to address the incorporation of diversity, equity, and inclusion in our organization and industry by sponsoring and participating in a multitude of programs and trainings that represent and support the diverse communities that make up our workforce.

In managing our business, we strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among our company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. We adhere to our code of business conduct and ethics (the "Code of Business Conduct and Ethics"), which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.

In addition to providing challenging and engaging work, we also provide robust benefits, including health insurance for employees and dependents, 401(k) match, fertility benefits, paid parental leave and discretionary vacation. We foster a tight-knit corporate culture through company events, team building offsites, weekly happy hours, game and movie nights, and pet-friendly offices. The biggest perk of all is knowing that the work performed has a meaningful impact on our consumers.

During the COVID-19 pandemic, we have taken and continue to take necessary actions to safeguard the health of our employees. Steps we have taken include enhancing office safety measures, encouraging hygiene practices advised by health authorities, restricting non-essential business travel, requiring proof of COVID-19 vaccinations, including booster shots as applicable, for employees and third-party personnel who wish to visit our offices, and flexibility in remote working for all of our employees, which has continued to evolve due to the resurgence of infections as a result of mutations of the virus. We continue to actively monitor risks related to COVID-19 and proper application of our safety protocol to remain aligned with federal, state, local and international laws, regulations and guidelines. We are committed to providing consistent, transparent communication to employees around safe practices, quarantine and testing protocols, vaccine availability, and policies and procedures for safely returning to office work for those employees that choose to do so. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees that choose to work remotely. Our employees and their families are also supported with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health.

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

Since we receive, use, transmit, disclose and store personally identifiable information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(a) of the Federal Trade Commission Act, and, as of January 1, 2020, the California Consumer Privacy Act (“CCPA”), which could result in legal remedies that could materially impact our business or financial performance.

Our respect for laws and regulations regarding the collection and processing of personal data underlies our strategy to improve our customer experience and build trust. To read more about our approach to privacy laws and the regulations, please see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.”

State Licensing Requirements

Certain states have enacted laws regulating companies that offer and market discount medical plans, including prescription drug plans, subscription membership programs or discount cards, such as our prescription transactions offering, Gold, Kroger Savings, and any other subscription products we may develop in the future, including with respect to our telehealth business. These state laws are intended to protect consumers from fraudulent, unfair or deceptive marketing, sales and enrollment practices by such plans. It is possible that other states may enact new requirements or interpret existing requirements to include our programs. Failure to obtain the required licenses, certifications or registrations to offer and market these subscription discount programs may result in civil penalties, receipt of cease and desist orders, or a restructuring of our operations.

State Corporate Practice of Medicine and Fee Splitting Laws

With respect to our telehealth platform, GoodRx Care contracts with physician-owned professional entities to deliver our telehealth offerings to their patients in the United States. We enter into management services agreements with these physician-owned professional entities pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services. In addition, our platform enables GoodRx Care consumers to opt in to use our prescription transactions offering and/or fill their prescriptions through a third-party mail delivery pharmacy. These relationships are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—Our telehealth offerings are subject to laws, rules and policies governing the practice of medicine and medical board oversight.” and “Risk Factors—Risks Related to the Healthcare Industry—In our telehealth offerings, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide healthcare services, and our business would be adversely affected if those relationships were disrupted.”

Healthcare Fraud and Abuse Laws

Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—We may be subject to state and federal fraud and abuse and other healthcare regulatory laws and regulations. If we or our commercial partners act in a manner that violates such laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties as well as exclusion from government healthcare programs.”

Healthcare Reform

A primary trend in the U.S. healthcare industry is cost containment. In the United States, there have been, and likely will continue to be, a number of federal and state legislative and regulatory changes and proposed changes regarding the healthcare system directed at containing or lowering the cost of healthcare, including the costs of medication. For further information please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.”

Additional Information

GoodRx Holdings, Inc., a Delaware corporation, was incorporated in September 2015. We were initially formed in September 2011 as GoodRx, Inc., a Delaware corporation that is now our indirect subsidiary. We completed our initial public offering (“IPO”) of our Class A common stock in September 2020.

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

Our Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officers and our principal financial and accounting officer. A copy of the code is available on our website at www.goodrx.com in the “Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
•
attract and retain industry players for inclusion in our platform, including pharmacies, PBMs, pharma manufacturers and telehealth providers;
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

GoodRx Care has experienced significant growth and we expect it to continue to grow in the future. However, the telehealth market is rapidly developing and is subject to significant price competition, and we may be unable to achieve satisfactory prices for our GoodRx Care offering or maintain prices at competitive levels. Due in part to this price competition, GoodRx Care currently generates lower margins than our other offerings. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could decline. In addition, as GoodRx Care continues to grow as a portion of our overall business, we expect such growth to have an adverse impact on our margins. We will continue to be subject to significant pricing pressure, and expect that GoodRx Care will continue to grow as a source of revenue, which would likely have a material adverse effect on our margins.

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

Our success depends in part on our ability to cost-effectively attract and acquire new consumers, retain our existing consumers and encourage our consumers to continue to utilize our platform when making purchasing decisions for prescription medications and other healthcare products and services. To expand our base of consumers, we must appeal to consumers who have historically used traditional outlets for their healthcare products and services, and who may be unaware of the possibility or benefits of using discounted prices to purchase healthcare products and services outside of insurance programs. We have made significant investments related to consumer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that this spending will be effective or that revenue from new consumers that we acquire will ultimately exceed the cost of acquiring those consumers. If we fail to deliver reliable and significant discounted prices for prescription medications, we may be unable to acquire or retain consumers. If we are unable to acquire or retain consumers who use our platform in volumes and with recurrence sufficient to grow our business, we may be unable to maintain the scale necessary for operational efficiency and to drive beneficial and self-reinforcing network effects across the broader healthcare ecosystem, including pharmacies, PBMs, pharma manufacturers and telehealth providers. Consequently, we may not be able to present the same quality or range of solutions on our platform or otherwise, which may adversely impact consumer interest in our platform, in which case our business, financial condition and results of operations would be adversely affected.

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

We rely significantly on our prescription transactions offering and may not be successful in expanding our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry.

To date, the vast majority of our revenue has been derived from our prescription transactions offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, primarily PBMs. Revenue from our prescription transactions offering represented 80%, 89% and 94% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Substantially all of this revenue was generated from consumer transactions at brick and mortar pharmacies. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail delivery prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our revenue, which may have an adverse effect on our business, financial condition and results of operations. Because we derive a vast majority of our revenue from our prescription transactions offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We seek to expand our offerings within the prescriptions market, the pharma manufacturer solutions market and the telehealth market in the United States. We are actively investing in each of these growth areas. However, expanding our offerings and entering into new markets requires substantial additional resources, and our ability to succeed is not certain. During and following periods of active investment, we may experience a decrease in profitability or margins, particularly if the area of investment generates lower margins than our other offerings. For example, our telehealth offering, GoodRx Care, generates substantially lower margins than our other offerings and we expect that it will continue to do so for the foreseeable future. As we expand our offerings, we will need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such an expansion successfully. Any such expansion would be subject to additional uncertainties and would likely be subject to additional laws and regulations. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new offering types, and our ability to generate revenue from our current offerings and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow revenue or recover any associated development costs, our business, financial condition and results of operations could be adversely affected.

Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.

Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. We do not control the pricing strategies of pharma manufacturers, wholesalers, PBMs and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies, PBMs and pharma manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these pricing structures.

Pharma manufacturers generally direct medication pricing by setting medication list prices and offering rebates and discounts for their medications. List prices are impacted by, among other things, market considerations such as the number of competitor medications and availability of alternative treatment options. Wholesalers can impact medication pricing by purchasing medications in bulk from pharma manufacturers and then reselling such medications to pharmacies. PBMs generally impact medication pricing through their bargaining power, negotiated rebates with pharma manufacturers and contracts with different pharmacy providers and health insurance companies. PBMs work with pharmacies to determine the negotiated rate that will be paid at the pharmacy by consumers. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications and high or low deductibles. A vast majority of the utilization of our platform relates to generic medications.

Our ability to present discounted prices through our platform, the value of any such discounts and our ability to generate revenue are directly affected by the pricing structures in place amongst these industry participants, and changes in medication pricing and in the general pricing structures that are in place could have an adverse effect on our business, financial condition and results of operations. For example, changes in the negotiated rates of the PBMs on our platform at pharmacies could negatively impact the prices that we present through our platform, and changes in insurance plan coverage for specific medications could reduce demand for and/or our ability to offer competitive discounts for certain medications, any of which could have an adverse effect on our ability to generate revenue and business. In addition, changes in the fee and pricing structures among industry participants, whether due to regulatory requirements, competitive pressures or otherwise, that reduce or adversely impact fees generated by PBMs would have an adverse effect on our ability to generate revenue and business. Due in part to existing pricing structures, we generate a small portion of our revenue through contracts with pharma manufacturers and other intermediaries. Changes in the roles of industry participants and in general pricing structures, as well as price competition among industry participants, could have an adverse impact on our business. For example, integration of PBMs and pharmacy providers could result in pricing structures whereby such entities would have greater pricing power and flexibility or industry players could implement direct to consumer initiatives that could significantly alter existing pricing structures, either of which would have an adverse impact on our ability to present competitive and low prices to consumers and, as a result, the value of our platform for consumers and our results of operations.

We generally do not control the categories and types of prescriptions for which we can offer savings or discounted prices.

The categories and brands of medications for which we can present discounted prices are largely determined by PBMs. PBMs work with insurance companies, employers and other organizations and enter into contracts with pharmacies to determine negotiated rates. They also negotiate rebates with pharma manufacturers. The terms that different PBMs negotiate with each pharmacy are generally different and result in different negotiated rates available via each PBM’s network, all of which is outside our control. Different PBMs prioritize and allocate discounts across different medications, and continuously update these allocations in accordance with their internal strategies and expectations. As we have agreements with PBMs to market their negotiated rates through our platform, our ability to present discounted prices is dependent upon the arrangements that PBMs have negotiated with pharmacies and upon the resulting availability and allocation of discounts for medications subject to these arrangements. In general, industry participants are less likely to allocate or provide for discounts or rebates on brand medications that are covered by patents. As a result, the discounted prices that we are able to present for brand medications may not be as competitive as for generic medications. Similar to the total prescription volume in the United States, the vast majority of the utilization of our platform relates to generic medications.

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

A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with more than a dozen PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Revenue from each PBM fluctuates from period to period as the discounts and prices available through our platform change, and different PBMs experience increases and decreases in the volume of transactions processed through their respective networks. Our three largest PBM partners accounted for 34% of our revenue in 2021, 42% of our revenue in 2020, and 55% of our revenue in 2019. In 2021, Express Scripts and Navitus each accounted for more than 10% of revenue. In 2020, Navitus, MedImpact and Express Scripts each accounted for more than 10% of revenue. In 2019, Navitus and MedImpact each accounted for more than 10% of revenue. The loss of any of these large PBMs may negatively impact the breadth of the pricing that we are able to offer consumers.

Most of our PBM contracts provide for monthly payments from PBMs, including our contracts with MedImpact, Navitus, and Express Scripts. Our PBM contracts generally can be divided into two categories: PBM contracts featuring a percentage of fee arrangement, where fees are a percentage of the fees that PBMs charge to pharmacies, and PBM contracts featuring a fixed fee per transaction arrangement. Our percentage of fee contracts often also include a minimum fixed fee per transaction. The majority of our PBM contracts, including our contracts with MedImpact and Navitus, are percentage of fee contracts, and a minority of our contracts, including our PBM contract with Express Scripts, provide for fixed fee per transaction arrangements. Our PBM contracts generally, including our contracts with MedImpact, Navitus, and Express Scripts, have a tiered fee structure based on volume generated in the applicable payment period. Our PBM contracts, including our contracts with MedImpact, Navitus, and Express Scripts, do not contain minimum volume requirements, and thus do not provide for any assurance as to minimum payments to us. Our PBM contracts generally renew automatically, including our contracts with MedImpact and Navitus. In addition, our PBM contracts generally provide for continuing payments to us after such contracts are terminated, including our contracts with MedImpact, Navitus and Express Scripts. Some of our PBM contracts provide for these continuing payments for so long as negotiated rates related to the applicable PBM contract continue to be used after termination, and other contracts provide for these continuing payments for specified multi-year payment periods after termination. Our contracts with MedImpact, Navitus, and Express Scripts provide for periods of five years, three years, and five years, respectively, during which payments will be made as negotiated rates related to the applicable PBM contract continue to be used. Between contract renewals, our contracts generally provide for limited termination rights and do not provide for termination for convenience.

In addition, our PBM contracts typically include provisions that prevent PBMs from circumventing our platform, redirecting volumes outside of our platform and other protective measures. For example, our PBM contracts, including our contracts with MedImpact, Navitus, and Express Scripts, contain provisions that limit PBM use of our intellectual property related to our brand and platform and require PBMs to maintain the confidentiality of our data. While we have consistently renewed and extended the term of our contracts with PBMs over time, there can be no assurance that PBMs will enter into future contracts or renew existing contracts with us, or that any future contracts they enter into will be on equally favorable terms. Changes that limit or otherwise negatively impact our ability to receive fees from these partners would have an adverse effect on our business, financial condition and results of operations. Consolidation of PBMs or the loss of a PBM could negatively impact the discounts and prices that we present through our platform and may result in less competitive discounts and prices on our platform.

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

We do not generate a significant percentage of revenue from mail delivery service. If one or more of these pharmacy chains terminates its cash network contracts with PBMs that we work with or enters into cash network contracts with PBMs that we work with at less competitive rates, our business may be negatively affected. This could be exacerbated by further consolidation of PBMs or pharmacy chains. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition. If there is a decline in revenue generated from any of the PBMs we contract with, as a result of consolidation of PBMs or pharmacy chains, pricing competition among industry participants or otherwise, if we are unable to maintain or grow our relationships with PBMs or if we lose one or more of the PBMs we contract with and cannot replace the PBM in a timely manner or at all, there would be an adverse effect on our business, financial condition and results of operations.

We operate in a very competitive industry and we may fail to effectively differentiate our offerings and services from those of our competitors, which could impair our ability to attract and acquire new consumers and retain existing consumers.

The U.S. prescriptions market, pharma manufacturer solutions market and telehealth market are highly competitive and subject to ongoing innovation and development. Our ability to remain competitive is dependent upon our ability to appeal to consumers and attract and acquire new consumers to our platform, including through our apps. Our ability to remain competitive is also dependent upon our ability to retain existing consumers and encourage them to continue to use our platform as a tool for purchasing healthcare products and services. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by consumer demands, a limited number of major PBMs, fluctuations in medication pricing, legislative and regulatory activity, significant changes in demand and interest in telehealth and other market factors.

We compete with companies that provide savings on prescriptions, as well as companies that offer telehealth services and advertising and market access for pharma manufacturers. Within the prescriptions discounts and price comparison market, our competition is fragmented and consists of competitors that are larger and smaller than us in scale, including large e-commerce companies. There can be no assurance that competitors will not develop and market similar offerings to ours, or that industry participants, such as integrated PBMs and pharmacy providers, will not seek to leverage our platform to drive consumer demand and traffic to their networks and eventually away from, or outside of, our platform. We may face increased competition from those that attempt to replicate our business model or marketing tactics, such as discount websites, e-commerce websites, apps, cash back and loyalty programs and new comparison shopping sites from various industry participants, any of which could impact our ability to attract and retain consumers. We also face competition in the telehealth market from a range of companies, including providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans, such as Teladoc, Amwell, MDLIVE, and Doctor on Demand. Our pharma manufacturer solutions offering competes for advertising and market access budget allocation against traditional direct to consumer and other platforms on which pharmaceutical manufacturers can reach consumers, such as through physicians, health-related apps and websites, television advertisements and services supporting patient access. A competitor’s offerings, reputation and marketing strategies can have a substantial impact on its ability to attract and retain consumers, and we may face competition from existing or new market entrants with greater resources and better offerings, reputations and market strategies, which would have a negative impact on our business. Any such competitor may be better able to respond quickly to new technologies, develop deeper relationships with consumers and industry participants, including pharmacies, PBMs and telehealth providers, or offer more competitive discounts or pricing. While we negotiate protective terms related to our discounted prices, our intellectual property and our consumers with PBMs, our contracts with these parties are not exclusive and PBMs work with others in the industry to drive volume to their networks. For example, our contracts include provisions that, among others, restrict the ability of PBMs to compete with us and solicit our consumers. We aim to differentiate our business through scale and by innovating and delivering offerings and services, including medical care and advice through our telehealth offerings, that demonstrate value to our new and existing consumers, particularly in response to frequent changes in medication pricing and the cost of medical care. Our failure to innovate and deliver offerings and services that demonstrate value, or to market such offerings and services effectively, may affect our ability to acquire or retain consumers, which could have a material adverse effect on our business, results of operations and financial condition.

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

A pandemic, epidemic or outbreak of an infectious disease in the United States, including the outbreak of COVID-19, could adversely impact our business.

Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty. GoodRx is closely monitoring how the spread of COVID-19 and its variants is affecting its employees, customers and business operations. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. In particular for our business, governmental authorities have also recommended, and in certain cases, required, that elective or other medical appointments be suspended or cancelled to avoid non-essential patient exposure to medical environments and potential infection. These and other measures have not only negatively impacted consumer spending and business spending habits, they have adversely impacted and may further impact our workforce and operations and the operations of healthcare professionals, pharmacies, consumers, PBMs and others in the broader healthcare ecosystem. Although certain of these measures have eased, overall measures to contain the COVID-19 pandemic may remain in place for a significant period of time, and certain geographic regions are experiencing resurgences of COVID-19 infections. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect it to continue to impact our business, financial condition, results of operations and liquidity, but cannot accurately predict at this time the future potential impact on our business, financial condition, results of operations or liquidity. Various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have generally reduced the extent to which consumers visit healthcare professionals in-person, seek treatment for certain conditions or ailments, and receive and fill new prescriptions. Consumers may also increasingly elect to receive prescriptions by mail delivery instead of at the pharmacy, which could have an adverse impact on our prescription transactions offering. In addition, many pharmacies and healthcare providers have reduced staffing, closed locations or otherwise limited operations, and many prescribing healthcare professionals have reduced or postponed treatment of certain patients. The number of Monthly Active Consumers and our prescription transactions offering were adversely impacted principally in the second quarter of 2020 by consumers’ decisions to avoid visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The number of Monthly Active Consumers then increased starting from the third quarter of 2020 as the number of physician visits increased and as consumers partially resumed their interaction with the healthcare system. Even though we saw improved activity in our prescription transactions offering subsequent to the second quarter of 2020, we believe COVID-19 continues to have an adverse impact on the growth of our prescription transactions offering, due to the cumulative impact of lower healthcare utilization for almost two years since the pandemic began, and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.

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

Our TAM is based on internal estimates and third-party estimates regarding the size of each of the U.S. prescriptions market, pharma manufacturer solutions market and telehealth market, and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. In particular, we calculated the TAM for our prescription opportunity based on data from the Centers for Medicare & Medicaid Services regarding the expected size of the U.S. prescription market in 2020, plus our estimated value of prescriptions that are written but not filled. This estimate is based on third-party reports and is subject to significant assumptions and estimates. Additionally, we calculated the TAM for our pharma manufacturer solutions opportunity based on data published in an article in the Journal of the American Medical Association regarding the amount of advertising and marketing spending by U.S. pharma manufacturers in 2016. We calculated the TAM for our telehealth opportunity based on a report by McKinsey & Company regarding the extent to which amounts spent on outpatient office and home health visits in 2020 can be addressed via telehealth offerings. These estimates, as well as the estimates and forecasts elsewhere in this Annual Report on Form 10-K relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. Additionally, our TAM for our prescription transactions offering includes medications for which we are currently not able to offer savings on the prices paid by non-insured and insured consumers and for which we may not be able to provide savings on in the future. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.

We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We present certain operational metrics in our SEC filings, including Monthly Active Consumers, Monthly Visitors, subscribers, subscription plans, GMV, savings and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our platform and offerings and other metrics. For example, we believe that there are consumers who access our offerings through multiple accounts or channels, and that there are groups of consumers, such as families, who access our offerings through single accounts or channels, both of which impact our number of Monthly Visitors, as each channel is counted independently. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

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

The success of our telehealth offerings depends in part on our continued ability to maintain a network of skilled and qualified telehealth providers. There is significant competition in the telehealth market for qualified telehealth providers, and if we are unable to recruit or retain physicians and other healthcare professionals and service providers, it would negatively impact the growth of our telehealth offerings and would have a material adverse effect on our business, financial condition and results of operations.

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

A decrease in the quality or perceived quality of the discounted prices available through our platform, or of our telehealth offerings, could harm our reputation and damage our ability to attract and retain consumers and partners included or otherwise involved in our platform, which could adversely affect our business. Many factors that impact the perception of our offerings are beyond our control. For example, the success and perception of the GoodRx Telehealth Marketplace depends in part on the number, availability, and quality of service delivered by the telehealth providers included on the marketplace. While we can control which providers we include on the GoodRx Telehealth Marketplace, there can be no assurance that all such providers will consistently deliver the quality of service necessary to fulfill consumer expectations, and any negative experiences could have an adverse impact on our brand and reputation, which could impact consumer demand for our telehealth offerings and the extent to which providers seek to be included on or associated with the marketplace.

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

We are obligated to maintain effective internal control over financial reporting and any failure to maintain effective internal controls may cause us to not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

As a public company, we are required, pursuant to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to comply with, among other requirements, the auditor attestation requirements of Section 404.

Our compliance with Section 404 requires that we incur substantial costs and expend significant management efforts. We have engaged outside consultants who function in the capacity of an internal audit group, and we plan to continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge as needed to maintain the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

We have had material weaknesses in our internal control over financial reporting in the past, and we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations, which could cause investors to lose confidence in our company, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy future material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our offerings to consumers. Moreover, we and our third-party vendors collect, store and transmit sensitive data, including health-related information, personally identifiable information, intellectual property and proprietary business information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such breaches may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA as well as regulations promulgated by the Federal Trade Commission ("FTC") and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

The CCPA, which became effective on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. We have enacted and will continue to enact changes to ensure compliance with the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

In addition, self-regulatory organizations may expand current laws, regulations and regulatory interpretations, enact new laws, regulations and regulatory interpretations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, certain states have passed similar laws and many similar laws have been proposed at the federal level and in other states. For instance, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle or provide access to their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In March 2020, we received a letter from the FTC indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to us regarding our sharing of data regarding individuals’ use of our website, app and services with service providers, including Google and Facebook. Since April 2020, we have timely responded to the FTC’s information requests and follow-up questions. On October 14, 2021, staff at the FTC notified us that it intends to recommend that the agency pursue an enforcement action against us and certain of our officers and employees. On January 12, 2022, staff at the FTC sent us a draft complaint and consent order. We believe we have complied with applicable laws, regulations and regulatory interpretations and that we have meritorious defenses to any claims or assertions to the contrary, and therefore intend to defend ourselves vigorously. No assurance can be given regarding the outcome of this matter. For further information regarding the FTC matter, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As a result of pending or any future regulatory enforcement proceedings and inquiries, there may be settlements, enforcement actions, or related litigation that could include monetary penalties and/or compliance requirements that may (1) impose significant and material costs, (2) require us to make modifications to our data practices and our marketing programs, (3) result in negative publicity, or (4) have a negative impact on consumer demand for our products and services, or on our commercial or industry relationships. There may also be significant and material resource burdens on us, require certain aspects of our operations to be overseen by an independent monitor, and/or limit or eliminate our ability to use certain targeting marketing strategies or work with certain third-party vendors. Any of these events could adversely affect our ability to operate our business and our financial results

In addition, HIPAA, which applies to parts of our business, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. For example, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services ("HHS"), affected individuals and if the breach is large enough, the media. We have experienced such breaches in the past and could be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change” (generally defined as a change (by value) in its equity ownership by more than 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”), carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2021, we completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We determined that a Section 382 ownership change occurred in 2018, however did not materially impact our ability to utilize our net operating loss carryforwards and certain other tax attributes generated that year. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. Further, U.S. tax laws limit the time during which NOL carryforwards generated before January 1, 2018 may be applied against future taxes. While NOL carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. For these reasons, our ability to utilize NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for such personnel is extremely intense. We have experienced and may continue to experience difficulties in hiring and retaining these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations may be materially adversely affected.

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

We have completed a number of strategic acquisitions in the past, including Sappira Inc. (d.b.a. GoodRx Care, f.k.a. HeyDoctor) and FocusScript LLC in 2019, Scriptcycle, LLC ("Scriptcycle") in 2020, and HealthiNation, RxSaver and RxNXT LLC in 2021, and may in the future consider opportunities to acquire or make investments in new or complementary businesses, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our pharmacy or PBM networks and healthcare platform in general, complement our current offerings or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

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

As of December 31, 2021, we had $674.1 million of principal amounts outstanding under a term loan that requires quarterly principal payments through September 2025. We also have a revolving credit facility and as of December 31, 2021, we had no borrowings outstanding under our revolving credit facility (see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details). Our current and additional debt arrangements that we expect to enter into in the future may limit our ability to, among other things:

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

We are also required to comply with certain financial ratios set forth in our existing debt arrangements. Certain provisions in our current and future debt arrangements may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our current and future debt arrangements could adversely affect our business, financial condition and results of operations. In addition, a failure to comply with the provisions of our current and future debt arrangements could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders under our existing and any other future secured debt agreements could proceed against the collateral granted to them to secure that indebtedness.

We have pledged substantially all of our subsidiaries’ assets, including, among other things, equity interests of GoodRx, Inc. and its subsidiaries, as collateral under our existing debt arrangements. If the payment of outstanding amounts under our existing debt arrangement is accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

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

Our most material trademark asset is the registered trademark “GoodRx.” Our trademarks are valuable assets that support our brand and consumers’ perception of our offerings. We also hold the rights to the “goodrx.com” internet domain name, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses and our operating results could be adversely impacted. As of December 31, 2021, we owned four issued patents and three pending patent applications in the United States. One issued patent relates to our ability to combine prices from multiple PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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

Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the states in which we conduct our business. These laws impact, among other things, our sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with pharmacies, PBMs, pharma manufacturers, marketing partners, healthcare professionals and consumers, and include, but are not limited to, the following:

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

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the pharmacies, PBMs, pharma manufacturers, marketing partners or other entities with whom we do business is found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs.

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

Our contractual relationships with our affiliated healthcare professionals providing telehealth services, our platform that enables GoodRx Care consumers to opt in to use our prescription transactions offering, and the launch of GoodRx Care’s platform where consumers can access mail delivery to fill their prescriptions may implicate certain state laws in the United States that generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our arrangements to ensure that the healthcare professionals maintain exclusive authority regarding the delivery of medical care and prescription of medications when clinically appropriate, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state medical boards of medicine, state attorneys general and other parties, including our affiliated healthcare professionals, may assert that, despite the management service agreement and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, and/or that our arrangements with our affiliated professional entities constitute unlawful fee-splitting. If a state’s prohibition on the corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with our affiliated professional entities to bring its activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding the corporate practice of medicine, which could discourage physicians and other healthcare professionals from participating in our network of providers.

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

Since its enactment, there have been judicial, U.S. congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, recently there has been heightened governmental scrutiny over the manner in which pharma manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharma manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Congress and the former Trump administration had previously indicated that they would continue to seek new legislative and/or administrative measures to control medication costs. It is unclear whether the Biden administration will pursue similar measures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control medication pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, disclosure, transparency and reporting requirements to regulatory agencies regarding marketing costs and discounts provided to patients, such as those provided through our prescription transactions offering and subscription offerings, for prescription medications dispensed by pharmacies, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the Supreme Court held in December 2020 in Rutledge v. Pharmaceutical Care Management that ERISA, a federal statute, did not preempt an Arkansas state law that regulates PBM reimbursements to network pharmacies and other standards for PBMs’ reimbursements to network pharmacies. As a result of this holding, other states may pass similar legislation or may otherwise attempt to regulate PBMs, which could have impacts on the healthcare industry.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services or require us to restructure our existing arrangements with PBMs and pharma manufacturers, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Organizational Structure, including Agreements and Relationships with Significant Stockholders

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual class capital structure makes us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

The parties to our stockholders agreement, who hold a significant portion of our Class B common stock, control the direction of our business and such parties’ ownership of our common stock prevents you and other stockholders from influencing significant decisions.

The holders of our Class B common stock, including the parties to our stockholders agreement, who also hold a significant portion of our Class B common stock, own approximately 97.4% of the combined voting power of our Class A and Class B common stock, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to 10 votes, until the earlier of, (i) the first date on which the aggregate number of outstanding shares of our Class B common stock ceases to represent at least 10% of the aggregate number of our outstanding shares of common stock and (ii) seven years from September 25, 2020, on all matters submitted to a vote of our stockholders. Moreover, the parties to our stockholders agreement, who also hold Class A and Class B common stock, own 95.5% of the combined voting power of our Class A and Class B common stock. Additionally, we will issue additional shares of Class B common stock in the future, including up to an additional 21.3 million shares of Class B common stock issuable in connection with the grant of restricted stock unit awards relating to an aggregate of 12.3 million shares of Class B common stock to each of our Co-Chief Executive Officers in connection with our IPO (the “Founders Awards”). In addition, we agree to nominate to our board of directors individuals designated by Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC in accordance with our stockholders agreement. Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, the parties to our stockholders agreement may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

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

The parties to our stockholders agreement collectively own 78.0% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our Class A common stock. The sale by the parties to our stockholders agreement of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our Class A common stock.

We anticipate incurring substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of restricted stock units (“RSUs”) granted in connection with and after our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.

In connection with our IPO, each of our Co-Chief Executive Officers received in September 2020 (i) 8.2 million RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4.1 million RSUs that vest in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards”). In light of the large number of RSUs subject to the Founders Awards, we have incurred and anticipate that we will incur substantial additional stock-based compensation and expend substantial funds to satisfy tax withholding and remittance obligations as these RSUs vest over time. The grant date fair value of the Founders Awards was $533.3 million. All of the stock price goals with respect to the Performance-Vesting Founders Awards were achieved in October 2020 (see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details). As a result, all 16.4 million Performance-Vesting Founders Awards vested and we recognized a cumulative $373.0 million of stock-based compensation expense related to the Founders Awards for the year ended December 31, 2020, of which $53.2 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. For the year ended December 31, 2021, we recognized an additional $90.9 million of stock-based compensation expense, resulting in a cumulative total of $463.9 million of stock-based compensation expense recognized related to the Founders Awards as of December 31, 2021. The unrecognized stock-based compensation expense associated with the Time-Vesting Founders Awards of $69.4 million is expected to be recognized over a weighted average remaining service period of 1.4 years. In addition, as a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of Class B common stock will be issued on the applicable settlement dates. On the settlement dates for the RSUs, we plan to withhold shares and remit income taxes on behalf of the holders of such Founders Awards at applicable statutory rates, which we refer to as net settlement, which may result in substantial tax withholding obligations. As an employee earns compensation, both the employer and the employee are liable for some portion of Social Security taxes and Medicare taxes (collectively referred to as “FICA” taxes) on the compensation. FICA taxes are generally due in the period when the substantial risk of forfeiture lapses. As the Performance-Vesting Founders Awards vested in October 2020, we accelerated the settlement of 0.7 million RSUs during the fourth quarter of 2020 sufficient to satisfy FICA tax withholding obligations due in the year of vesting. The remaining non-accelerated 15.7 million Performance-Vesting Founders Awards shares will not be issued until October 2023 or, if earlier, a change in control event, as defined in the agreements governing the Founders Awards.

Assuming an approximate 47% income tax withholding rate and stock price in the range of $35.00 to $65.00 per share at settlement, for the 15.7 million Performance-Vesting Founders Award shares that vested and have yet to be settled as described in the preceding paragraph, we estimate that our cash obligation on behalf of our Co-Founders to the relevant tax authorities to satisfy income tax withholding obligations would be approximately in the range of $258.3 million to $479.6 million, and we would deliver an aggregate of approximately 8.3 million shares of our Class B common stock to net settle these awards, after withholding an aggregate of approximately 7.4 million shares of our Class B common stock. The actual amount of the income tax obligations and the number of shares to be delivered could be higher or lower, depending on the price of our Class A common stock upon settlement and the applicable income tax withholding rates then in effect. We also anticipate expending substantial funds to satisfy tax withholding and remittance obligations for other equity awards granted to our employees as they vest over time.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. We and certain of our executive officers are currently subject to a securities class action litigation alleging violations of Section 10(b) of the 1934 Exchange Act, and that asserts we failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with us. According to the complaint, when Amazon announced its competitor service, our stock price fell, causing investor losses. The court granted our motion to dismiss on January 2, 2022. The plaintiffs filed an amended complaint on February 7, 2022. Defendants’ motion to dismiss is due on March 10, 2022. We believe we have meritorious defenses to the claims of the plaintiffs and members of the class and intend to defend ourselves vigorously.

In addition, three derivative lawsuits were filed purportedly on behalf of us against certain of our officers and directors asserting claims based on allegations substantially similar to those in the class action lawsuit described above. The derivative lawsuits are stayed pending the outcome of the class action lawsuit.

Based upon information presently known to us, we have not accrued a loss for the matters described above as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters. For further information regarding the securities class action litigation and derivative lawsuits, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Certain affiliates of Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC own approximately 95.5% of the combined voting power of our Class A and Class B common stock and are parties, among others, to a stockholders agreement. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We do not intend to rely on all of these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors, as applicable. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Stock Market rules.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

We are subject to U.S. federal and state income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective income tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. Proposed changes in tax law contained in the Build Back Better Act, currently pending in Congress, may have the effect of increasing our tax liability, if adopted.

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
•
other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•
the other factors described in this Part I, Item 1A, “Risk Factors.”

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarter is located in Santa Monica, California, where we lease approximately 132,000 square feet of space under a pair of leases expiring between 2031 and 2033. We also maintain offices in Santa Monica, California, San Francisco, California, Charleston, South Carolina, Asheville, North Carolina, St. Louis, Missouri, Arlington, Virginia, New Albany, Ohio and New York, New York. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.

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

Holders

As of February 23, 2022, there were 8 holders of record of our Class A common stock and 10 holders of record of our Class B common stock.

Dividend Policy

We are a holding company that does not conduct any business operations of our own. We will only be able to pay dividends from our available cash on hand and cash distributions and other transfers received from our subsidiaries, including GoodRx, Inc. and GoodRx Intermediate Holdings, LLC, whose ability to make any payments to us will depend upon many factors, including their operating results and cash flows. Additionally, our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. We have paid cash dividends on our capital stock in the past but cannot guarantee that we will continue to do so in the future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, capital requirements, business prospects, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act.

On February 23, 2022, our board of directors authorized the repurchase of up to an aggregate of $250.0 million of our Class A Common Stock through February 23, 2024. Repurchases may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing to be determined at our discretion, depending on market conditions and corporate needs. We expect to fund the repurchases with our existing cash and cash equivalents, working capital, cash flow from operations, or funds available through various borrowing arrangements. For addition information, refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following graph depicts the total cumulative stockholder return on our Class A common stock from September 23, 2020, the first day of trading of our Class A common stock on the Nasdaq Global Select Market, through December 31, 2021, relative to the performance of the Nasdaq Composite Index and the two industries we intersect, namely, the Dow Jones Internet Services Index and S&P 500 Healthcare Index. The graph assumes an initial investment of $100.00 at the close of trading on September 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

GoodRx Cumulative Total Return vs. Benchmarks
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
GoodRx Holdings, Inc. Class A
NASDAQ Composite
Dow Jones Internet Services
S&P 500 - Health Care
Sep 2020
Oct 2020
Nov 2020
Dec 2020
Jan 2021
Feb 2021
Mar 2021
Apr 2021
May 2021
Jun 2021
Jul 2021
Aug 2021
Sep 2021
Oct 2021
Nov 2021
Dec 2021

Use of Proceeds

On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020.

The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Registration Statement. As of December 31, 2021, we estimate we have used approximately $34.4 million of the net proceeds from our IPO for the acquisition of businesses that complement our business.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. For the year ended December 31, 2021 as compared to the year ended December 31, 2020:

•
Revenue grew 35% to $745.4 million from $550.7 million.
•
Net loss was $25.3 million compared to net loss of $293.6 million. Net loss for the year ended December 31, 2021 was mainly driven by $92.1 million of stock-based compensation expense and payroll tax expense related to the Founders Awards made in connection with our IPO and $15.1 million provision for income taxes principally related to the establishment of a full valuation allowance of $52.4 million against our net deferred tax assets, partially offset by windfall tax benefits from stock-based awards. Net loss for the year ended December 31, 2020 was mainly driven by $383.4 million of stock-based compensation expense and payroll tax expense related to the Founders Awards made in connection with our IPO and a $41.7 million charge related to a charitable stock donation in support of our philanthropic endeavors.
•
Adjusted EBITDA was $229.6 million up from $203.4 million.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of this measure, please see “Key Financial and Operating Metrics—Non-GAAP Financial Measures" included within this Part II, Item 7 of this Annual Report on Form 10-K.

Impact of COVID-19

GoodRx continues to closely monitor how the spread of COVID-19 is affecting its employees, customers and business operations. The number of Monthly Active Consumers decreased and our prescription transactions offering experienced a decline in activity in the second quarter of 2020 as compared to the first quarter of 2020 as many consumers avoided visiting healthcare professionals and pharmacies in-person, which we believe had a similar effect across the industry. The number of Monthly Active Consumers then increased starting from the third quarter of 2020 as the number of physician visits increased and as consumers partially resumed their interaction with the healthcare system. Even though we saw improved activity in our prescription transactions offering subsequent to the second quarter of 2020, we believe COVID-19 continues to have an adverse impact on the growth of our prescription transactions offering, due to the cumulative impact of lower healthcare utilization for almost two years since the pandemic began, and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.

For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—A pandemic, epidemic or outbreak of an infectious disease in the United States, including the outbreak of COVID-19, could impact our business.”

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. In addition, we may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. This seasonality may impact revenue and sales and marketing expense. The rapid growth of our business may have masked these trends to date, and we expect the impact of seasonality to be more pronounced in the future. In 2020 and 2021, we saw the impact of the COVID-19 pandemic further disrupt these trends and may continue in future periods.

Initial Public Offering

On September 25, 2020, we completed our IPO by issuing 28.6 million shares of our Class A common stock at a price to the public of $33.00 per share, resulting in net proceeds to us of $886.9 million, after deducting the underwriting discount of $52.5 million and offering expenses of $4.9 million. Additionally, certain existing stockholders sold an aggregate of 11.2 million shares.

Private Placement

On September 25, 2020, we completed the sale of 3.0 million shares of our Class A common stock at a purchase price of $33.00 per share to SLP Geology Aggregator, L.P., resulting in proceeds to us of $100.0 million.

Recent Developments

For a summary of recent developments, refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Key Financial and Operating Metrics

We use Monthly Active Consumers, subscription plans and Adjusted EBITDA to assess our performance, make strategic and offering decisions and build our financial projections. The number of Monthly Active Consumers and subscription plans are key indicators of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe these operating metrics reflect our scale, growth and engagement with consumers.

Monthly Active Consumers

Our Monthly Active Consumers includes consumers we acquired through the acquisitions of RxSaver (acquired in April 2021) and Scriptcycle (acquired in August 2020), beginning in the third quarter of 2021 and the fourth quarter of 2020, respectively. RxSaver Monthly Active Consumers are estimated due to incomplete consumer information.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in millions)
Monthly Active Consumers	6.4	6.4	6.0	5.7	5.6	4.9	4.4	4.9

Subscription Plans

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Subscription plans	1,210	1,129	1,051	931	801	673	564	475

Non-GAAP Financial Measures

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

We define Adjusted EBITDA for a particular period as net loss or income before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, cash bonuses to vested option holders, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on abandonment and impairment of operating lease assets, charitable stock donation and other income or expense, net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as comparative measures.

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Net loss	$(25,254)	$(293,623)
Adjusted to exclude the following:
Interest income	(59)	(160)
Interest expense	23,642	27,913
Income tax expense (benefit)	15,077	(9,827)
Depreciation and amortization	34,539	18,430
Other income, net	—	(22)
Financing related expenses (1)	666	1,319
Acquisition related expenses (2)	12,868	7,366
Stock-based compensation expense (3)	160,462	397,285
Charitable stock donation (4)	—	41,721
Payroll tax expense related to stock-based compensation	6,260	12,086
Loss on abandonment and impairment of operating lease assets (5)	1,430	961
Adjusted EBITDA	$229,631	$203,449
Adjusted EBITDA Margin	30.8%	36.9%

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
(4)
Non-cash expense related to a donation of 1.1 million shares of our Class A common stock that was made to a charitable foundation in the year ended December 31, 2020.
(5)
Non-cash loss on the abandonment and impairment of operating lease assets related to certain office space that was abandoned or subleased.

Adjusted EBITDA increased in the year ended December 31, 2021 to $229.6 million, compared to $203.4 million in the year ended December 31, 2020 as our business continued to grow. Adjusted EBITDA Margin decreased from 36.9% to 30.8% due primarily to continued investments in product development and technology, an increase in sales and marketing spend, partially since we proactively reduced advertising spend at the onset of the COVID-19 pandemic, investments in our general and administrative infrastructure as we continued to operate as a public company for the full year in 2021 as compared to a partial year in 2020, and an increase in cost of revenue relative to revenue due primarily to offering mix.

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

•
Prescription transactions revenue: Consists primarily of revenue generated from PBMs, or customers, when a prescription is filled with a GoodRx code provided through our platform. The majority of our contracts with PBMs provide for fees that represent a percentage of the fees that PBMs charge to the pharmacy, and a minority of our contracts provide for a fixed fee per transaction. Our percentage of fee contracts often also include a minimum fixed fee per transaction. We expect the revenue contribution from contracts with fixed fee arrangements to remain largely stable over the medium term, and do not expect that changes in revenue contribution from fixed fee versus percentage of fee arrangements will materially impact our revenue. Certain contracts also provide that the amount of fees we receive is based on the volume of prescriptions filled each month.
•
Subscription revenue: Consists of revenue from our Gold and Kroger Savings subscription offerings. Subscription revenue is disclosed separately from other revenue beginning in the year ended December 31, 2021. Prior period amounts have been recast to conform with the current period presentation.
•
Other revenue: Consists primarily of revenue generated from pharma manufacturers and other customers for advertising, including integrating onto our platform their affordability solutions to our consumers, and revenue generated by our telehealth offerings that allow consumers to access healthcare professionals online.

Expenses

We incur the following expenses directly related to our cost of revenue and operating expenses:

•
Cost of revenue: Consists primarily of costs related to outsourced consumer support, healthcare provider costs for GoodRx Care, personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees and allocated overhead. Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the relative growth rates of our various offerings.
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
•
General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, other general overhead costs, and as applicable, change in fair value of contingent consideration and charitable donations. We have incurred, and expect to continue to incur, additional general and administrative costs in compliance, legal, investor relations, insurance, and professional services related to our compliance and reporting obligations as a public company. We have incurred, and also expect to incur, additional general and administrative costs in connection with the vesting and settlement of RSUs, including the Founders Awards made in connection with our IPO in particular. We also anticipate that as we continue to grow as a company our general and administrative costs will increase on an absolute dollar basis.
•
Depreciation and amortization: Consists of depreciation of property and equipment and amortization of capitalized internal-use software costs and intangible assets. Our depreciation and amortization changes primarily based on changes in our property and equipment, intangible assets, and capitalized software balances.

Other Expense, Net

Our other expense, net consists of the following:

•
Other income or expense, net: Consists primarily of miscellaneous expense or income that are not core to our operations, including third-party transaction expenses related to modifications of our debt facilities.
•
Interest income: Consists primarily of interest income earned on excess cash held in interest-bearing accounts.
•
Interest expense: Consists primarily of interest expense associated with our debt arrangements, including amortization of debt issuance costs and discounts.

Income Tax (Expense) Benefit

Our income tax (expense) benefit consists of federal and state income taxes. Our effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, research and development tax credits, excess tax benefits from our equity awards and changes in the valuation allowance against our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue:
Prescription transactions revenue	$593,359	$488,257
Subscription revenue	59,925	29,386
Other revenue	92,140	33,057
Total revenue	745,424	550,700
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	46,716	29,587
Product development and technology	125,860	61,816
Sales and marketing	370,217	255,135
General and administrative	154,686	461,451
Depreciation and amortization	34,539	18,430
Total costs and operating expenses	732,018	826,419
Operating income (loss)	13,406	(275,719)
Other expense, net:
Other income, net	—	(22)
Interest income	(59)	(160)
Interest expense	23,642	27,913
Total other expense, net	23,583	27,731
Loss before income taxes	(10,177)	(303,450)
Income tax (expense) benefit	(15,077)	9,827
Net loss	$(25,254)	$(293,623)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Prescription transactions revenue	$593,359	$488,257	$105,102	22%
Subscription revenue	59,925	29,386	30,539	104%
Other revenue	92,140	33,057	59,083	179%
Total revenue	$745,424	$550,700	$194,724	35%

Prescription transactions revenue for the year ended December 31, 2021 increased $105.1 million, or 22%, compared to the year ended December 31, 2020, driven primarily by a 24% increase in the number of our average Monthly Active Consumers, partially offset by lower contribution-per-consumer due to the acquisitions of RxSaver and Scriptcycle. We believe COVID-19 continues to have an adverse impact on the growth of our prescription transactions revenue, due to the cumulative impact of lower healthcare utilization for almost two years since the pandemic began.

Subscription revenue for the year ended December 31, 2021 increased $30.5 million, or 104%, compared to the year ended December 31, 2020, driven primarily by an increase in the number of subscription plans to 1.2 million as of December 31, 2021, compared to 0.8 million as of December 31, 2020, as well as a favorable change in subscription plan mix.

Other revenue for the year ended December 31, 2021 increased $59.1 million, or 179%, compared to the year ended December 31, 2020. This increase was primarily due to an increase in revenue from pharma manufacturers and other customers, and an increase in telehealth revenue.

We expect the percentage growth in subscription and other revenue to continue to outpace our prescription transactions revenue as we continue to scale the capabilities and platforms of our subscription, pharma manufacturer solutions and telehealth offerings.

Costs and operating expenses

Cost of revenue, exclusive of depreciation and amortization

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue, exclusive of depreciation and amortization	$46,716	$29,587	$17,129	58%
As a percentage of total revenue	6%	5%

Cost of revenue for the year ended December 31, 2021 increased $17.1 million, or 58%, compared to the year ended December 31, 2020. This increase was primarily driven by a $7.4 million increase in outsourced and in-house personnel related consumer support expense to support our growth and a $6.7 million increase in hosting fees, merchant fees, provider cost related to our telehealth offerings and allocated overhead.

Product development and technology

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Product development and technology	$125,860	$61,816	$64,044	104%
As a percentage of total revenue	17%	11%

Product development and technology expenses for the year ended December 31, 2021 increased by $64.0 million, or 104%, compared to the year ended December 31, 2020. This increase was primarily due to increases in product development payroll and related expenses of $50.6 million due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO. The increase in product development and technology expense was also due to an increase in allocated overhead of $6.8 million to support our product development efforts and an increase in third-party services and contractor expenses related to product development of $6.6 million.

Sales and marketing

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$370,217	$255,135	$115,082	45%
As a percentage of total revenue	50%	46%

Sales and marketing expenses for the year ended December 31, 2021 increased by $115.1 million, or 45%, compared to the year ended December 31, 2020. This increase was primarily due to a $74.2 million increase in advertising expenses which was partially due to our proactive reduction of advertising spend at the onset of the COVID-19 pandemic, as well as a $33.4 million increase in sales and marketing payroll and related expenses due to higher headcount and an increase in stock-based compensation expense related to awards made in connection with and after our IPO.

General and administrative

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$154,686	$461,451	$(306,765)	(66%)
As a percentage of total revenue	21%	84%

General and administrative expenses for the year ended December 31, 2021 decreased by $306.8 million, or 66%, compared to the year ended December 31, 2020. This decrease was primarily due to $282.1 million decrease in stock-based compensation expense related to Founders Awards made in connection with our IPO as further described in Note 15 of our consolidated financial statements, and a $41.7 million charge related to a charitable stock donation in support of our philanthropic endeavors. This decrease was partially offset by $10.9 million increase in other executive and administrative payroll and related expenses due to higher headcount and an increase in stock-based compensation expense and payroll taxes related to awards made in connection with and after our IPO, and a $5.8 million increase in acquisition related and other professional fees to support our organic growth, M&A activity and operations as a public company.

Depreciation and amortization

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$34,539	$18,430	$16,109	87%
As a percentage of total revenue	5%	3%

Depreciation and amortization expenses for the year ended December 31, 2021 increased by $16.1 million, or 87%, compared to the year ended December 31, 2020. This increase was due primarily to a $7.9 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $5.7 million increase in amortization related to acquired intangible assets.

Interest expense

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$23,642	$27,913	$(4,271)	(15%)
As a percentage of total revenue	3%	5%

Interest expense for the year ended December 31, 2021 decreased by $4.3 million, or 15%, compared to the year ended December 31, 2020 primarily due to lower average debt balances and lower interest rates.

Income tax (expense) benefit

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax (expense) benefit	$(15,077)	$9,827	$(24,904)	(253%)
Effective income tax rate	(148.1%)	3.2%

For the year ended December 31, 2021, we had an income tax expense of $15.1 million compared to an income tax benefit of $9.8 million for the year ended December 31, 2020 and an effective income tax rate of (148.1%) and 3.2%, respectively. The primary driver for the change from an income tax benefit for the year ended December 31, 2020 to an income tax expense for the year ended December 31, 2021 was due to a $52.4 million full valuation allowance recorded against our net deferred tax assets during the year ended December 31, 2021. In addition, the income tax expense (benefit) for both periods was due to pre-tax losses, tax benefits from U.S. federal and state tax credits and excess tax benefits related to our equity awards, partially offset by the tax effects of nondeductible officers’ stock-based compensation expense and state income taxes.

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized and is an area of significant judgment. Refer to "Critical Accounting Policies and Estimates—Income Taxes—Valuation of Deferred Tax Assets" of this Part II, Item 7, and Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based revolving credit facility which expires in October 2024. As of December 31, 2021, we had cash and cash equivalents of $941.1 million and $90.8 million available under the revolving credit facility.

Our primary short-term and long-term requirements for liquidity and capital are to finance business acquisitions and investments we may make from time to time, working capital including our noncancelable operating lease obligations, interest and principal payments related to our outstanding debt arrangements, capital expenditures and general corporate purposes. In May 2021, we entered into a noncancelable lease agreement to lease additional space adjacent to our office facility in Santa Monica, California. We anticipate that we will invest in additional capital expenditures with respect to the expanded leased space principally in 2022 and 2023.

We also anticipate to expend substantial funds to satisfy tax withholding and remittance obligations with respect to equity awards granted to our employees, and the Founders Awards in particular, as they vest over time. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—We anticipate incurring substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of restricted stock units (“RSUs”) granted in connection with and after our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.”

We believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors.” For further details regarding our cash requirements from noncancelable operating lease obligations, terms and commitments under our debt arrangements including our revolving credit facility, and other contractual commitments, see Note 10, Note 12 and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, respectively.

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

Holding Company Status

GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of December 31, 2021. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$178,779	$131,341
Net cash used in investing activities	(178,733)	(91,617)
Net cash (used in) provided by financing activities	(30,528)	905,817
Net change in cash, cash equivalents and restricted cash	$(30,482)	$945,541

Net cash provided by operating activities

Net cash provided by operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. The $47.4 million increase in net cash provided by operations during fiscal year 2021 compared to fiscal year 2020 was due to $268.4 million lower net loss, offset by a $20.7 million increase resulting from changes in operating assets and liabilities, as well as a net $241.6 million decrease in non-cash adjustments principally driven by a decrease in stock-based compensation expense and charitable stock donation. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, partially offset by an increase in accounts receivable due to growth in our operations.

Net cash used in investing activities

Net cash flows used in investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, and software development costs. The $87.1 million increase in net cash used in investing activities for fiscal year 2021 compared to fiscal year 2020 was primarily related to a $88.5 million increase in cash paid for acquisitions and investments and a $14.6 million increase in software development costs, partially offset by $16.0 million less in capital expenditures due to the completion of our corporate office facility in 2020.

Net cash (used in) provided by financing activities

Net cash flows from financing activities primarily consisted of net proceeds and payments related to our debt arrangements, issuances of our common stock, proceeds from exercises of stock options, and payments made related to net share settlement of equity awards. The $936.3 million decrease in net cash related to financing activities for fiscal year 2021 compared to fiscal year 2020 was primarily due to a $986.9 million decrease in net proceeds from the issuances of our common stock in connection with our IPO, offset by a $29.7 million increase in proceeds from exercises of stock options and $21.0 million decrease in payments related to net share settlement of equity awards.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2021 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. An accounting policy is deemed critical if it is both important to the portrayal of our financial condition and results and requires us to make difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. An accounting estimate is deemed critical where the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimate on our financial condition or operating performance is material. We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information of the below critical accounting policies and estimates and our other significant accounting policies, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Revenue recognition represents an important accounting policy to the understanding of our financial condition and results of operations. Our revenue recognition does not involve any critical accounting estimates. For information regarding our revenue recognition accounting policy, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Stock-Based Compensation

Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options with service or performance vesting conditions, while the fair value of our common stock at the date of grant is used to measure the fair value of restricted stock units and restricted stock awards with service or performance conditions. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the market condition. The valuation of stock-based compensation awards using the Black-Scholes option-pricing model or the Monte Carlo simulation model include the valuation of our common stock as the primary assumption. For periods prior to our IPO given our stock was not publicly traded, our board of directors determined the fair value of the common stock by considering a number of objective and subjective factors including our actual operating and financial performance, market conditions and performance of comparable publicly traded companies, our developments and milestones, the likelihood of achieving a liquidity event transaction, and the results of third-party valuations. The third-party valuations used various models which included assumptions and estimates of forecasted revenues and costs, discount rates, the selection of comparable companies and related multiples, and the likelihood and timing of an exit event, among other assumptions and estimates. Therefore, the fair value of our common stock for periods prior to our IPO represented a critical accounting estimate. Subsequent to the completion of our IPO, the fair value of common stock is determined on the grant date using the closing price of our common stock as reported on the Nasdaq Global Select Market and therefore no longer represents a critical accounting estimate.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date in accordance with Accounting Standards Codification 805, Business Combinations. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The valuations of intangible assets use different valuation methods depending on the asset acquired and that may include significant estimates and judgments. Our critical accounting estimates are those relating to forecasts of revenue and estimates of discount rates used in the valuation of customer related intangibles. Our revenue forecasts include assumptions about future industry conditions, macroeconomic events such as the COVID-19 pandemic, our ability to renew contracts in a competitive bidding process, among other factors. The discount rates focus on rates of return for equity and debt and are calculated using public information from selected guideline companies. The magnitude of the discount rates reflects the perceived risk of each investment, which requires significant judgment. A change in the estimated risk of either of the acquired companies' cash flows would change the discount rates applied, which in turn could significantly affect the valuation of our acquired customer related intangible assets.

Income Taxes—Valuation of Deferred Tax Assets

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credits. We evaluate the recoverability of deferred tax assets by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. The determination of whether a valuation allowance should be established, as well as the amount of such allowance, requires significant judgment and estimates, including estimates of future earnings. Accordingly, the valuation of our net deferred tax assets is a critical accounting estimate.

In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence. Negative evidence included the existence of three-year cumulative pre-tax losses adjusted for permanent adjustments, incurred in the fourth quarter of 2021. These losses were generated in 2021 and 2020 principally due to substantial excess tax benefits realized from the exercise of stock options granted prior to our IPO. Stock options granted prior to our IPO contained substantially lower exercise prices compared to the closing prices of our common stock as reported on the Nasdaq Global Select Market, which when exercised resulted in significant excess tax benefits to us. In addition, we have a significant number of outstanding stock options granted prior to our IPO available to be exercised in future tax periods, which may generate incremental excess tax benefits if they are exercised, and contributed to our evaluation of negative evidence regarding the realizability of our net deferred tax assets.

As of December 31, 2021, positive evidence reviewed included (i) our forecast of future earnings; (ii) stock options granted prior to our IPO are definite-lived and will expire 10 years from the date of grant if unexercised; and (iii) an indefinite carryforward period for certain deferred tax assets.

We apply judgment to consider the relative impact of negative and positive evidence and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent adjustments, is given greater weight than subjective positive evidence such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objective negative evidence associated with our three-year cumulative pre-tax loss adjusted for permanent adjustments, we determined, as of December 31, 2021, that it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance of $52.4 million against our net deferred tax assets for the year then ended.

To the extent sufficient positive evidence becomes available or the negative objective evidence described above decreases in relative importance, for example as stock options granted prior to our IPO associated with excess tax benefits have been exercised, we may conclude that based on the weighting of positive and negative evidence that some or all of our net deferred tax assets more likely than not will be realized in the future. Accordingly, we may determine to release all or a portion of the valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and income tax benefit in the period in which such release is recorded.

Emerging Growth Company Status

Upon completion of our IPO, we elected to be an Emerging Growth Company ("EGC"), as defined in the Jumpstart Our Business Startups Act. Effective December 31, 2021, we lost our EGC status due to becoming a “large accelerated filer." As a result, we must comply with all financial disclosure and governance requirements applicable to a “large accelerated filer." For further information, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We only have operations within the United States and therefore do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes.

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to our debt arrangements which bears floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase in interest rates would have increased our interest expense by $6.9 million for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial and accounting officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial and accounting officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part IV, Item 15 of this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weaknesses in Internal Control over Financial Reporting

We previously identified and disclosed material weaknesses in our internal control over financial reporting relating to the following:

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

Management, with the participation of the audit committee and the board of directors, began the implementation of certain remediation measures in 2020 and continued to develop remediation plans and implemented additional measures throughout 2021.

During the quarter ended December 31, 2021, we completed our testing and evaluation of our internal control over financial reporting and determined that as of December 31, 2021, our internal control over financial reporting was designed and operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

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

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

4.3	Description of Capital Stock	10-K	001-39549	4.3	3/11/21

4.4	Amended and Restated Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.2	8/28/20

4.5	Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated September 22, 2020	8-K	001-39549	10.1	9/28/20

4.6	Amended and Restated Investor Rights Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.4	8/28/20

10.1†	Form of Indemnification Agreement between GoodRx Holdings, Inc. and its directors and officers	S-1/A	333-248465	10.1	9/14/20

10.2†	Fifth Amended and Restated 2015 Equity Incentive Plan	10-Q	001-39549	10.2	11/12/20

10.3†	2020 Incentive Award Plan	S-1/A	333-248465	10.3	9/14/20

10.3.1†	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.1	9/14/20

10.3.2†	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.2	9/14/20

10.3.3†	Form of Time-Vesting Restricted Stock Unit Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.3	9/14/20

10.3.4†	Form of Performance-Vesting Restricted Stock United Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.4	9/14/20

10.3.5†	First Amendment to 2020 Incentive Award Plan	10-Q	001-39549	10.1	5/13/21

10.3.6†	Form of Restricted Stock Unit Award pursuant to 2020 Incentive Award Plan	10-Q	001-39549	10.2	5/13/21

10.4†	GoodRx Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248465	10.4	9/14/20

10.5†	GoodRx Holdings, Inc. Director Compensation Program	S-1/A	333-248465	10.5	9/14/20

10.6†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Douglas Hirsch, dated September 19, 2020	S-1/A	333-248465	10.6	9/22/20

10.7†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Trevor Bezdek, dated September 19, 2020	S-1/A	333-248465	10.7	9/22/20

10.8†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Andrew Slutsky, dated September 20, 2020	S-1/A	333-248465	10.8	9/22/20

10.9†	Offer of Employment Letter by and between GoodRx, Inc. and Babak Azad, dated October 3, 2019	S-1/A	333-248465	10.9	8/28/20

10.10†	Offer Letter for Bansi Nagji, dated March 28, 2020	10-K	001-39549	10.10	3/11/21

10.11†	Offer Letter for Karsten Voermann, effective February 12, 2020	10-K	001-39549	10.11	3/11/21

10.12+	First Lien Credit Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the joint lead arrangers and joint lead bookrunners party thereto, dated October 12, 2018	S-1/A	333-248465	10.13	8/28/20

10.13+	First Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, the lenders party thereto and Barclays Bank PLC, dated November 1, 2019	S-1/A	333-248465	10.14	8/28/20

10.14+	Second Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, Lighthouse Acquisition Corp., the lenders party thereto and Barclays Bank PLC, dated May 12, 2020	S-1/A	333-248465	10.15	8/28/20

10.15+	First Lien Security Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC., Iodine, Inc., and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.16	8/28/20

10.16+	First Lien Guaranty by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc. and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.17	8/28/20

10.17^	Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated September 6, 2019	S-1/A	333-248465	10.19	8/28/20

10.17.1^	First Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated August 14, 2020	10-Q	001-39549	10.1	8/12/21

10.17.2^	Second Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated May 27, 2021	10-Q	001-39549	10.2	8/12/21

21.1	List of Subsidiaries of GoodRx Holdings, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Co-Chief Executive Officer					**

32.2	Section 1350 Certification of Co-Chief Executive Officer					**

32.3	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

^ Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is treated as confidential by the Company.

+ The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: February 28, 2022	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Hirsch	Co-Chief Executive Officer	February 28, 2022
Douglas Hirsch	(principal executive officer)

/s/ Trevor Bezdek	Co-Chief Executive Officer	February 28, 2022
Trevor Bezdek	(principal executive officer)

/s/ Karsten Voermann	Chief Financial Officer	February 28, 2022
Karsten Voermann	(principal financial and accounting officer)

/s/ Christopher Adams	Director	February 24, 2022
Christopher Adams

/s/ Julie Bradley	Director	February 24, 2022
Julie Bradley

/s/ Dipanjan Deb	Director	February 25, 2022
Dipanjan Deb

/s/ Adam Karol	Director	February 24, 2022
Adam Karol

/s/ Jacqueline Kosecoff	Director	February 24, 2022
Jacqueline Kosecoff

/s/ Stephen LeSieur	Director	February 24, 2022
Stephen LeSieur

/s/ Gregory Mondre	Director	February 24, 2022
Gregory Mondre

/s/ Agnes Rey-Giraud	Director	February 25, 2022
Agnes Rey-Giraud

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GoodRx Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GoodRx Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidated Financial Statements - Impact of Resources and Controls Related to Risk Assessment and Financial Reporting

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) maintaining sufficient resources to create the proper environment for effective internal control over financial reporting, (ii) designing and maintaining controls related to the identification and assessment of risk in the business process environment and (iii) designing and maintaining financial reporting controls, including controls to analyze, account for and disclose complex transactions, controls over the preparation and review of account reconciliations and journal entries and the preparation and review of the consolidated financial statements.

The principal considerations for our determination that performing procedures relating to the consolidated financial statements - impact of resources and controls related to risk assessment and financial reporting is a critical matter are the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to businesses processes which affect substantially all financial statement account balances and disclosures. As disclosed by management, material weaknesses existed during the year related to (i) ineffective control environment, including lack of sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, (ii) ineffective design and maintenance of controls in response to the risks of material misstatement, (iii) lack of controls over the maintenance of formal accounting policies and processes to analyze, account for and disclose complex transactions, (iv) lack of controls over formal accounting policies and processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including lack of controls over the preparation and review of business performance reviews, account reconciliations and journal entries, and (v) lack of controls over certain information technology general controls for information systems that are relevant to the preparation of the Company’s financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses that existed during the year. These procedures also included evaluating whether segregation of duties was maintained over the preparation and review of account reconciliations and recording of journal entries, testing the accounting and disclosures for complex transactions, and testing completeness and accuracy of financial reporting, including the classification and presentation of accounts and disclosures.

Acquisition of RxSaver, Inc. and HealthiNation Inc. – Valuation of Acquired Customer Related Intangible Assets

As described in Note 3 to the consolidated financial statements, during 2021 the Company acquired all of the outstanding equity interests of RxSaver, Inc. and HealthiNation Inc. for $50.7 million and $76.6 million, respectively. The Company recorded the identifiable assets acquired and liabilities assumed at fair value, including customer related intangible assets of $20.7 million and $28.0 million for RxSaver, Inc. and HealthiNation Inc., respectively. As disclosed by management, management applied judgment in estimating the fair value of customer related intangible assets, which involved the use of significant assumptions with respect to forecasts of revenue and discount rates.

The principal considerations for our determination that performing procedures relating to the acquisition of RxSaver Inc. and HealthiNation, Inc., specifically the valuation of acquired customer related intangible assets, is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of customer related intangible assets acquired due to the significant judgment by management when developing the estimates; (ii) the significant audit effort in evaluating management’s significant assumptions related to forecasts of revenue and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the purchase agreement and testing management’s process in estimating the fair value of the customer related intangible assets acquired. Testing management’s process included evaluating the appropriateness of the valuation methods and reasonableness of significant assumptions used by management related to forecasts of revenue and discount rates. Evaluating the reasonableness of the forecasts of revenue involved considering the past performance of RxSaver, Inc. and HealthiNation Inc., as well as economic and industry forecasts. The discount rates were evaluated considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the methods used to value the acquired customer related intangible assets and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2022

We have served as the Company's auditor since 2018.

GoodRx Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$941,109	$968,691
Restricted cash	—	2,900
Accounts receivable, net	118,080	68,729
Prepaid expenses and other current assets	29,638	46,048
Total current assets	1,088,827	1,086,368
Property and equipment, net	21,612	23,057
Goodwill	329,696	261,116
Intangible assets, net	88,791	36,919
Capitalized software, net	44,987	19,800
Operating lease right-of-use assets	27,705	27,712
Deferred tax assets, net	—	13,117
Other assets	6,007	2,025
Total assets	$1,607,625	$1,470,114
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,501	$10,291
Accrued expenses and other current liabilities	50,732	37,692
Current portion of debt	7,029	7,029
Operating lease liabilities, current	5,851	4,539
Total current liabilities	81,113	59,551
Debt, net	655,858	659,888
Operating lease liabilities, net of current portion	33,592	33,467
Deferred tax liabilities, net	244	—
Other liabilities	5,138	5,849
Total liabilities	775,945	758,755
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 85,028 and 63,071 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively; and Class B: 1,000,000 shares authorized, 315,534 and 328,589 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	40	39
Additional paid-in capital	2,247,347	2,101,773
Accumulated deficit	(1,415,707)	(1,390,453)
Total stockholders' equity	831,680	711,359
Total liabilities and stockholders' equity	$1,607,625	$1,470,114

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenue	$745,424	$550,700	$388,224
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	46,716	29,587	14,016
Product development and technology	125,860	61,816	29,300
Sales and marketing	370,217	255,135	176,967
General and administrative	154,686	461,451	14,692
Depreciation and amortization	34,539	18,430	13,573
Total costs and operating expenses	732,018	826,419	248,548
Operating income (loss)	13,406	(275,719)	139,676
Other expense, net:
Other (income) expense, net	—	(22)	2,967
Loss on extinguishment of debt	—	—	4,877
Interest income	(59)	(160)	(715)
Interest expense	23,642	27,913	49,569
Total other expense, net	23,583	27,731	56,698
(Loss) income before income taxes	(10,177)	(303,450)	82,978
Income tax (expense) benefit	(15,077)	9,827	(16,930)
Net (loss) income	$(25,254)	$(293,623)	$66,048
Net (loss) income attributable to common stockholders:
Basic	$(25,254)	$(293,623)	$42,441
Diluted	$(25,254)	$(293,623)	$42,745
(Loss) earnings per share:
Basic	$(0.06)	$(1.07)	$0.19
Diluted	$(0.06)	$(1.07)	$0.18
Weighted average shares used in computing (loss) earnings per share:
Basic	409,981	274,696	226,607
Diluted	409,981	274,696	231,209

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$798	$184	$28
Product development and technology	35,090	10,937	1,775
Sales and marketing	20,645	8,789	1,268
General and administrative	103,929	377,375	676

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	126,046	$737,009	225,201	$451	—	$—	$—	$(1,162,878)	$(1,162,427)
Stock options exercised	—	—	2,397	5	—	—	3,037	—	3,042
Common stock issuance	—	—	273	1	—	—	1,622	—	1,623
Restricted stock issuance	—	—	1,879	3	—	—	(3)	—	—
Stock-based compensation	—	—	—	—	—	—	4,132	—	4,132
Net income	—	—	—	—	—	—	—	66,048	66,048
Balance at December 31, 2019	126,046	$737,009	229,750	$460	—	$—	$8,788	$(1,096,830)	$(1,087,582)
Stock options exercised	—	—	1,469	3	2,300	—	10,828	—	10,831
Stock-based compensation	—	—	—	—	—	—	399,722	—	399,722
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(126,046)	(737,009)	126,046	252	—	—	736,757	—	737,009
Issuance of Class A common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	—	28,615	3	886,853	—	886,856
Private placement of Class A common stock	—	—	—	—	3,030	—	100,000	—	100,000
Conversion of common stock into Class B common stock in connection with initial public offering	—	—	(357,265)	(715)	357,265	36	679	—	—
Common stock withheld related to net share settlement	—	—	—	—	(1,877)	—	(83,575)	—	(83,575)
Vesting of restricted stock units	—	—	—	—	1,252	—	—	—	—
Charitable stock donation	—	—	—	—	1,075	—	41,721	—	41,721
Net loss	—	—	—	—	—	—	—	(293,623)	(293,623)
Balance at December 31, 2020	—	$—	—	$—	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	—	—	—	—	7,282	1	35,358	—	35,359
Stock-based compensation	—	—	—	—	—	—	168,171	—	168,171
Vesting of restricted stock units	—	—	—	—	3,054	—	—	—	—
Common stock withheld related to net share settlement	—	—	—	—	(1,434)	—	(57,955)	—	(57,955)
Net loss	—	—	—	—	—	—	—	(25,254)	(25,254)
Balance at December 31, 2021	—	$—	—	$—	400,562	$40	$2,247,347	$(1,415,707)	$831,680

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(25,254)	$(293,623)	$66,048
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,539	18,430	13,573
Loss on extinguishment of debt	—	—	4,877
Amortization of debt issuance costs	3,445	3,390	3,381
Non-cash operating lease expense	3,102	4,478	2,150
Stock-based compensation expense	160,462	397,285	3,747
Change in fair value of contingent consideration	—	2,068	—
Deferred income taxes	12,851	(10,910)	(5,674)
Loss on abandonment and impairment of operating lease assets	1,430	961	—
Charitable stock donation	—	41,721	—
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(43,949)	(16,139)	(14,517)
Prepaid expenses and other assets	17,060	(40,935)	102
Accounts payable	4,207	2,154	515
Accrued expenses and other current liabilities	14,001	15,010	11,225
Operating lease liabilities	(2,404)	4,576	(2,309)
Other liabilities	(711)	2,875	168
Net cash provided by operating activities	178,779	131,341	83,286
Cash flows from investing activities
Purchase of property and equipment	(4,571)	(20,553)	(1,425)
Acquisitions, net of cash acquired	(140,268)	(55,793)	(31,306)
Capitalized software	(29,886)	(15,271)	(4,324)
Investment in minority equity interest	(4,008)	—	—
Net cash used in investing activities	(178,733)	(91,617)	(37,055)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	891,793	—
Proceeds from private placement with a related party	—	100,000	—
Proceeds from long-term debt	—	28,000	154,613
Payments on long-term debt	(7,029)	(35,029)	(211,845)
Payment of debt issuance costs and prepayment penalty	—	(1,306)	(2,214)
Payment for contingent consideration	(832)	—	—
Issuance of common stock	—	—	1,623
Payments of initial public offering issuance costs	—	(4,937)	—
Proceeds from exercise of stock options	35,021	5,343	3,042
Proceeds from early exercise of stock options	—	667	—
Employee taxes paid related to net share settlement of equity awards	(57,688)	(78,714)	—
Net cash (used in) provided by financing activities	(30,528)	905,817	(54,781)
Net change in cash, cash equivalents and restricted cash	(30,482)	945,541	(8,550)
Cash, cash equivalents and restricted cash
Beginning of period	971,591	26,050	34,600
End of period	$941,109	$971,591	$26,050
Supplemental disclosure of cash flow information
Income tax (refunds received) paid, net	$(18,105)	$29,228	$19,400
Interest paid	20,198	24,517	48,443
Non cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	—	2,100	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,910	234	29,493
Stock-based compensation included in capitalized software	7,709	2,437	385
Capitalized software included in accounts payable and accrued expenses and other current liabilities	1,086	1,273	—
Conversion of preferred stock to common stock in connection with initial public offering	—	737,009	—

The following table presents a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total of the same such amounts shown above:

	December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents	$941,109	$968,691	$26,050
Restricted cash	—	2,900	—
Total cash, cash equivalents and restricted cash	$941,109	$971,591	$26,050

See accompanying Notes to Consolidated Financial Statements.

GoodRx Holdings, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

GoodRx Holdings, Inc. was incorporated in September 2015 and has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. GoodRx, Inc. (“GoodRx”), a Delaware corporation that was initially formed in September 2011, is a wholly-owned subsidiary of GoodRx Intermediate Holdings, LLC, which itself is a wholly-owned subsidiary of GoodRx Holdings, Inc.

GoodRx Holdings, Inc. and its subsidiaries (the “Company”) offer information and tools to help consumers compare prices and save on their prescription drug purchases. The Company operates a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States (the “prescription transactions offering”). The services are free to consumers and the Company primarily earns revenue from its core business from pharmacy benefit managers (“PBMs”) that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. The Company also offers other healthcare products and services, including subscriptions, pharma manufacturer solutions and telehealth services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of GoodRx Holdings, Inc., its wholly-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. Results of businesses acquired are included in the Company’s consolidated financial statements from their respective dates of acquisition.

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

The Company's wholly-owned subsidiary, GoodRx Care, provides management and other services to Professional Service Corporations (“PSCs”), which are owned by medical professionals in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. The Company determined that the PSCs are VIEs. The Company also determined that it is able to direct the activities of the PSCs that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of the PSCs. Accordingly, the Company consolidates the VIEs.

Total revenue and results of operations of the VIEs were not material for each of the years ended December 31, 2021, 2020 and 2019, and the assets and liabilities of the VIEs were not material as of December 31, 2021 and 2020.

Segment Reporting and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker manages the Company on the basis of one operating segment. During the years ended December 31, 2021, 2020 and 2019, all of the Company’s revenue was from customers located in the United States. In addition, at December 31, 2021 and 2020, all of the Company’s right-of-use assets and property and equipment was in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, including the accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods. The Company bases its estimates on historical factors, current circumstances, the experience and judgment of management and includes consideration of the economic impact of the COVID-19 pandemic. The Company’s prescription transactions offering experienced a decline in activity at the onset of the pandemic in the second quarter of 2020 as many consumers avoided visiting healthcare professionals and pharmacies in-person, though beginning in the third quarter of 2020 activity in the Company’s prescription transactions offering improved. The full extent to which the COVID-19 pandemic will impact the Company's business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted. As the impact of the COVID-19 pandemic continues to develop, many of the Company’s estimates could require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods.

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

For the year ended December 31, 2021, two customers accounted for approximately 13% and 11% of the Company’s revenue. At December 31, 2021, no customers accounted for more than 10% of the Company’s accounts receivable balance. For the year ended December 31, 2020, three customers accounted for approximately 17%, 14% and 11% of the Company’s revenue. At December 31, 2020, one customer accounted for 12% of the Company’s accounts receivable balance. For the year ended December 31, 2019, two customers accounted for approximately 24% and 23% of the Company’s revenue.

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

Cash equivalents, consisting of money market funds, of $852.5 million and $932.5 million at December 31, 2021 and 2020, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

Restricted cash as of December 31, 2020 represented cash held in an escrow pursuant to terms of the Scriptcycle, LLC business combination related to contingent consideration, see "Note 3. Business Combinations—Scriptcycle, LLC.”

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are recorded at the amounts due from various customers, net of allowance for expected credit losses. The Company estimates its expected credit losses based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. The

Company writes off the asset when it is determined to be uncollectible. As of December 31, 2021 and 2020, the allowance for credit losses was not material.

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

Equity Investment

The Company retains a minority equity interest in a privately-held company without a readily determinable fair value. The Company’s ownership interest is less than 20% of the voting stock of the investee and the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The equity investment is accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes, within other assets on the accompanying consolidated balance sheet as of December 31, 2021. The Company did not recognize any changes resulting from observable price changes or impairment loss during 2021. The Company did not have any equity investments as of December 31, 2020.

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

The Company performs valuations of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, comparable guideline public companies, and Level 3 inputs in the fair value hierarchy such as estimates of future revenue, costs, cash flows and discount rates, as applicable. For material acquisitions, the Company may engage the assistance of valuation specialists in concluding on fair value measurements of certain assets acquired or liabilities assumed in a business combination. During the measurement period, which shall not exceed one year from the acquisition date, the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred and the amount recognized for noncontrolling interest, if any, over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company has one reporting unit during 2021, 2020 and 2019. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairments were recorded in 2021, 2020 and 2019.

Intangible Assets

Intangible assets reflect the value of trademarks, customer relationships, content library, developed technology, and backlog recorded in connection with the Company’s acquisitions. Purchased intangible assets are recorded at their acquisition date fair value, less accumulated amortization. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company has elected to account for lease and non-lease components as a single lease component and also elected not to record operating lease right-of-use assets and operating lease liabilities for leases with an initial term of 12 months or less. Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the contractual life of the loan using the effective-interest method. These costs are recorded as a reduction of the related long-term debt balance on the accompanying consolidated balance sheets. Costs incurred in connection with the issuance of revolving credit facilities are recorded in other assets on the accompanying consolidated balance sheets and are amortized to interest expense in the accompanying consolidated statements of operations on a straight-line basis over the term of the revolving credit facility.

Income Taxes

Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the Company’s consolidated financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. Deferred tax assets are evaluated for recoverability each reporting period by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. To the extent sufficient positive evidence becomes available, all or a portion of the valuation allowance may be released in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and an income tax benefit for the period in which such release is recorded.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties accrued related to its uncertain tax positions in income tax (expense) benefit in the accompanying consolidated statements of operations.

Revenue

The Company’s revenue is primarily derived from prescription transaction fees generated when pharmacies fill prescriptions for consumers. The Company also generates subscription revenue and other revenue, which is principally from pharma manufacturer solutions and telehealth services.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), when control of the promised good or service is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to in exchange for those services.

For the years ended December 31, 2021, 2020 and 2019, revenue comprises the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Prescription transactions revenue	$593,359	$488,257	$364,582
Subscription revenue (1)	59,925	29,386	13,085
Other revenue	92,140	33,057	10,557
Total revenue	$745,424	$550,700	$388,224

(1)
Represents revenue from the Company's Gold and Kroger Savings subscription offerings (defined below). Subscription revenue is disclosed separately from other revenue beginning in the year ended December 31, 2021. Prior period amounts have been recast to conform with the current period presentation.

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

Contracts with PBMs provide that the Company is entitled to either a percentage of fees that PBMs charge to the pharmacy or a fixed amount per type of drug prescription, when a consumer uses a GoodRx code. The Company’s performance obligation is satisfied upon the completion of pharmacies filling prescriptions. The Company recognizes revenues for its estimated fee due from the customers at a point in time when a prescription is filled.

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

Subscription Revenue

Subscription revenue consists of subscriptions to the GoodRx Gold offering (“Gold”) and the Kroger Rx Savings Club powered by GoodRx offering (“Kroger Savings”). Under Gold, subscribers purchase a monthly subscription that provides access to lower prices for prescriptions and telehealth visits. Subscribers can cancel the Gold subscription at any time. The Company recognizes revenue for Gold over the subscription period. Under the Kroger Savings offering, subscribers pay an annual upfront fee for a subscription that provides access to lower prices on prescriptions at Kroger pharmacies. At the commencement of the subscription term, subscribers pay an annual fee to the Company which the Company shares with Kroger. Kroger Savings subscription fees are generally nonrefundable to the subscriber after the first 30 days unless the Company cancels the subscription, in which case the subscriber is entitled to a pro rata refund. The Company recognizes revenue for Kroger Savings over the subscription period, net of the fee shared with Kroger.

Other Revenue

Other revenue consists principally of pharma manufacturer solutions revenue and telehealth revenue.

Customers may purchase advertisements for a fixed fee that appear on the Company’s apps and websites for a specified period of time, and revenue is recognized over the term of the arrangement. Customers may also purchase advertisements where the Company charges fees on a cost-per-click basis, advertisements placed in the Company’s direct mailers, or other content used in advertising. Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively.

Telehealth revenue consists of revenues generated from consumers who complete a telehealth visit with a member of the Company’s network of qualified medical professionals. Consumers pay a fee per telehealth visit and the Company recognizes the fee as revenue at a point in time when the visit is complete.

Cost of Revenue

Cost of revenue consists primarily of costs related to outsourced consumer support, provider costs for the Company’s telehealth offering, personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for the Company’s consumer support employees, hosting and cloud costs, merchant account fees, processing fees, and allocated overhead. Cost of revenue excludes depreciation and amortization of software development costs, developed technology, and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in depreciation and amortization in the accompanying consolidated statements of operations.

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

Sales and Marketing

Sales and marketing costs consist primarily of advertising and marketing expenses that are expensed as incurred and production costs expensed as of the first date the advertisement takes place. Advertising costs were $296.6 million, $222.4 million and $163.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not have any significant long-term minimum advertising or media commitments.

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

Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used to measure the fair value of RSAs and RSUs. The assumptions used in the Black-Scholes option-pricing model requires the input of subjective assumptions and are as follows:

•
For periods prior to the Company’s initial public offering ("IPO") in September 2020, because there was no public market for the Company’s common stock, the fair value of the common stock underlying the Company’s stock-based awards was determined by the Company’s board of directors, with input from management, by considering several objective and subjective factors including the Company's actual operating and financial performance, market conditions and performance of comparable publicly traded companies, the Company's developments and milestones, the likelihood of achieving a liquidity event transaction, and the results of third-party valuations. The third-party valuations used methodologies, approaches and assumptions in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity

Securities Issued as Compensation. Subsequent to the Company’s IPO, the fair value of common stock was determined on the grant date using the closing price of the Company’s common stock.
•
Expected volatility is based on historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants.
•
The expected term is based on historical and estimates of future exercise behavior. For stock options considered to be “plain vanilla” options, the expected term is based on the simplified method, as the Company's historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. Substantially all of the Company's stock options granted after its IPO are considered to be "plain vanilla" options.
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

Comprehensive (Loss) Income

During the years ended December 31, 2021, 2020 and 2019, other than net (loss) income, the Company did not have any other elements of comprehensive (loss) income.

Basic and Diluted (Loss) Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted (loss) earnings per share attributable to common stockholders of the Company's Class A and Class B Common Stock (see “Note 14. Stockholders' Equity”) are the same because they are entitled to the same liquidation and dividend rights.

The Company computes (loss) earnings per share using the two-class method required for participating securities. The two-class method requires net income to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In periods where the Company has net losses, losses are not allocated to participating securities as they are not required to fund the losses. Prior to its conversion to common stock in connection with the Company's IPO in September 2020, the Company considered redeemable convertible preferred stock to be participating securities as preferred stockholders had rights to participate in dividends with the common stockholders.

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding includes contingently issuable shares where there is no circumstance under which those shares would not be issued. The Co-Chief Executives’ Performance-Vesting Founders Awards (see “Note 15. Stock-Based Compensation”) once vested are settled in shares of common stock on the third anniversary of the applicable vesting date or, if earlier, upon a qualifying change in control event or to satisfy tax withholding requirements. At the time of vesting, these shares are contingently issuable and are included in the weighted average number of common shares outstanding for basic (loss) earnings per share.

The Company computes diluted (loss) earnings per share under a two-class method. For periods when the Company has net income, net income is reallocated between common stock, potential common stock and participating securities. Stock-based awards that contain vesting provisions contingent on achievement of performance or market conditions are included in the computation of diluted earnings per share, if dilutive, from the beginning of the period or date of issuance if later, if all necessary conditions to vest have been satisfied during the period. If all conditions have not been met by the end of the period, dilutive earnings per share includes the number of shares that would be issuable if the end of the period were the end of the contingency period. Potential common stock includes stock options, RSAs, and RSUs computed using the treasury stock method. For periods where the Company has net losses, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.

Recent Accounting Pronouncements

Upon the completion of the Company’s IPO in 2020 (see “Note 14. Stockholders' Equity”), the Company elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act, which allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Entities that elect to be EGCs will remain an EGC until the earliest of: (i) the last day of the first fiscal year in which annual gross revenue exceeds $1.07 billion; (ii) the date that the entity becomes a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year; (iii) the date on which the entity has issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or (iv) the fiscal year-end following the fifth anniversary of the completion of the entity’s IPO.

Effective December 31, 2021, the Company lost its EGC status due to becoming a “large accelerated filer” with an aggregate worldwide market value of its common stock held by non-affiliates exceeding $700.0 million measured as of the end of the second quarter of the 2021 fiscal year. As a result, the Company must comply with the adoption requirements of new or revised accounting pronouncements applicable to public companies beginning in the fiscal year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update), which amends the language in Subtopic 326-20 and addresses questions primarily regarding documentation and company policies. The Company adopted the standards effective January 1, 2021 and the adoption did not have a material impact to the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. On January 1, 2021, the Company adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets on the accompanying consolidated balance sheet and are presented within cash flows from operating activities on the accompanying consolidated statement of cash flows. As of December 31, 2021 capitalized implementation costs for cloud computing arrangements were not material.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with ASC 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. The new guidance is effective for the Company for annual and interim periods beginning after December 15, 2022. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This update should be applied prospectively to business combinations occurring on or after the effective date of the amendments, unless adoption is in an interim period in which case this guidance would be applied to any acquisitions occurring in the year of adoption. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

3. Business Combinations

2021 Acquisitions

In 2021, the Company acquired RxNXT LLC (“RxNXT”), RxSaver, Inc. (“RxSaver”) and HealthiNation Inc. (“HealthiNation”). The unaudited supplemental pro forma financial information for these acquisitions, and the revenue and earnings from the acquisition dates through December 31, 2021, have not been presented because the effects were not material to the Company’s consolidated financial statements.

RxNXT

On July 7, 2021, the Company acquired substantially all of the assets of RxNXT for $14.5 million in cash. RxNXT is a prescription technology platform. The acquisition expands the Company’s business capabilities, particularly with respect to its prescription transactions offering. The acquisition is not material to the Company's consolidated financial statements, therefore estimated fair values allocated to the acquired assets for this acquisition have not been presented.

RxSaver

On April 30, 2021, the Company acquired all of the outstanding equity interests of RxSaver. Similar to the Company’s prescription transactions offering business, RxSaver operates a price comparison platform to provide discount offerings through partnerships with PBMs. The acquisition expands the Company’s business capabilities and consumer reach, particularly with respect to its prescription transactions offering. The aggregate purchase consideration was $50.7 million in cash.

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

HealthiNation

On April 16, 2021, the Company acquired all of the outstanding equity interests of HealthiNation. HealthiNation is a leading provider of engaging and informative health video content across all main categories of healthy living. The acquisition allows the Company to supplement and expand the services currently available under its existing pharma manufacturer solutions platform. The aggregate purchase consideration was $76.6 million in cash.

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

2020 Acquisition

Scriptcycle, LLC

On August 31, 2020, the Company acquired all of the equity interests of Scriptcycle, LLC, (“Scriptcycle”). Scriptcycle specializes in managing prescription programs and primarily partners with regional retail pharmacy chains to provide discount offerings. The acquisition expands the Company’s business capabilities, particularly with respect to its prescription transactions offering. The aggregate purchase consideration was $58.3 million, including the estimated fair value of contingent consideration of $0.8 million. The maximum amount of contingent consideration payable was $2.9 million subject to the achievement of certain revenue thresholds through January 2021, which was met and paid in full during the year ended December 31, 2021.

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

Unaudited supplemental pro forma financial information and the revenue and earnings from the date of acquisition through December 31, 2020 for the Scriptcycle acquisition has not been presented because the effects were not material to the Company’s consolidated financial statements.

2019 Acquisitions

In 2019, the Company acquired Sappira Inc. (d.b.a. HeyDoctor and subsequently rebranded to GoodRx Care in 2020) and FocusScript LLC (“FocusScript”). The unaudited supplemental pro forma financial information for GoodRx Care, and the revenue and earnings from the acquisition date through December 31, 2019, have not been presented because the effects were not material to the Company’s consolidated financial statements. Disclosure of unaudited supplemental pro forma financial information for the FocusScript acquisition is not practicable given the Company purchased certain assets and assembled workforce for which historical information was not available. In addition, disclosure of revenues and earnings of FocusScript is not practicable as the FocusScript acquisition has been integrated into the Company’s operations.

Sappira Inc. (d.b.a. GoodRx Care, f.k.a. HeyDoctor)

On April 18, 2019, the Company acquired all of the equity interests of HeyDoctor (rebranded to GoodRx Care in 2020), a privately-held company offering an online application for consultation with physicians. GoodRx Care can be used by patients to obtain prescriptions for various medical afflictions. The Company uses GoodRx Care’s technology and service offerings to increase the visits to the GoodRx online platform. The total purchase consideration for the acquisition of GoodRx Care was $14.3 million in cash.

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

FocusScript

On August 30, 2019, the Company completed the acquisition of certain software assets and the assembled workforce of FocusScript. The Company uses the acquired claim routing software to service its customers. The total purchase consideration consisted of $18.7 million in cash.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Income taxes receivable	$8,331	$28,564
Prepaid expenses	21,307	17,484
Total prepaid expenses and other current assets	$29,638	$46,048

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Leasehold improvements	$15,354	$14,769
Furniture and fixtures	8,578	8,371
Computer equipment	3,148	2,047
Construction in progress	361	—
Total property and equipment	27,441	25,187
Less: Accumulated depreciation	(5,829)	(2,130)
Total property and equipment, net	$21,612	$23,057

For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $4.0 million, $1.4 million and $0.7 million, respectively.

6. Goodwill

The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of the year	$261,116	$236,225
Goodwill acquired	68,580	24,891
Balance at end of the year	$329,696	$261,116

7. Intangible Assets, Net

The following table presents details of the Company’s intangible assets, net at December 31, 2021:

		December 31, 2021
($ amounts in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$75,500	$(6,015)	$69,485	10.6
Developed technology	1-5	56,898	(46,411)	10,487	2.2
Trademarks	1-9	13,316	(12,309)	1,007	5.9
Content library	3	9,500	(2,243)	7,257	2.3
Backlog	1	1,900	(1,345)	555	0.3
		$157,114	$(68,323)	$88,791	8.9

The following table presents details of the Company’s intangible assets, net at December 31, 2020:

		December 31, 2020
($ amounts in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	5-11	$27,900	$(3,368)	$24,532	10.7
Developed technology	1-5	49,098	(37,506)	11,592	2.3
Trademarks	5-9	12,511	(11,716)	795	7.3
Backlog	1	700	(700)	—	—
		$90,209	$(53,290)	$36,919	8.0

For the years ended December 31, 2021, 2020 and 2019, amortization expense was $18.3 million, $12.7 million and $11.2 million, respectively.

At December 31, 2021, the expected amortization of intangible assets, net for future periods is as follows:

(in thousands)
Year Ending December 31,
2022	$16,562
2023	12,872
2024	8,296
2025	7,338
2026	7,017
Thereafter	36,706
$88,791

8. Capitalized Software, Net

The following table presents details of the Company’s capitalized software, net as follows:

	December 31,
(in thousands)	2021	2020
Capitalized software costs	$63,752	$26,344
Less: Accumulated amortization	(18,765)	(6,544)
Total capitalized software, net	$44,987	$19,800

For the years ended December 31, 2021, 2020 and 2019, amortization expense was $12.2 million, $4.4 million and $1.7 million, respectively. Amortization has not started on $4.8 million of capitalized software costs that are not yet ready for intended use as of December 31, 2021.

At December 31, 2021, the expected amortization of capitalized software, net that has been placed into service for future periods is as follows:

(in thousands)
Year Ending December 31,
2022	$17,901
2023	15,281
2024	6,997
$40,179

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Accrued bonus and other payroll related	$24,031	$13,607
Accrued marketing	15,493	10,045
Deferred revenue	6,869	6,852
Other accrued expenses	4,339	7,188
Total accrued expenses and other current liabilities	$50,732	$37,692

Deferred revenue represents payments received in advance of providing services for subscriptions and certain advertising contracts with customers. Deferred revenue is substantially recognized as revenue within the subsequent twelve months. The Company expects substantially all of the deferred revenue at December 31, 2021 to be recognized as revenue in 2022.

10. Leases

The Company’s leases consist of office facilities under noncancelable operating lease arrangements that expire at various dates through 2033. Certain of the Company’s facility leases contain renewal options for periods of up to 10 years, at the Company’s election. The Company has not recognized any renewal options in its estimate of the lease term as they are not reasonably certain of exercise. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.

For the years ended December 31, 2021, 2020 and 2019, lease expense of $5.6 million, $7.0 million and $3.0 million, respectively, is included in operating expenses in the consolidated statements of operations. The Company did not have any material variable lease costs or short-term lease expenses for the years ended December 31, 2021, 2020 and 2019. The Company's facility leases do not contain material non-lease components.

For the years ended December 31, 2021, 2020 and 2019, cash paid for amounts affecting the measurement of the Company’s operating lease liabilities included in cash flows from operating activities was $6.2 million (excluding $1.6 million of cash collected from lease incentive receivable), $3.0 million (excluding $5.7 million of cash collected from lease incentive receivable) and $2.5 million, respectively.

As of December 31, 2021 and 2020, the weighted average remaining lease term was 8.5 years and 9.2 years, respectively, and the weighted average discount rate was 5.8% and 6.0%, respectively.

The following table presents maturities of operating lease liabilities at December 31, 2021:

(in thousands)
Year Ending December 31,
2022	$5,851
2023	5,639
2024	5,689
2025	5,865
2026	5,120
Thereafter	22,846
Total operating lease payments	51,010
Less: Effects of discounting	(11,567)
Present value of operating lease liabilities	$39,443
Operating lease liabilities, current	$5,851
Operating lease liabilities, net of current portion	$33,592

On May 27, 2021, the Company entered into a noncancelable lease agreement with a third-party to lease additional office space that is adjacent to and expands its existing corporate headquarters in Santa Monica, California. The lease commences in 2022, upon the Company’s access to the leased premises, and expires in 2033 with minimum lease payments totaling approximately $41.4 million over the term of the lease.

11. Income Taxes

The components of the Company’s income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$(361)	$235	$20,012
State	2,532	848	2,592
Total current income tax expense	2,171	1,083	22,604
Deferred
Federal	6,521	(7,472)	(4,670)
State	6,385	(3,438)	(1,004)
Total deferred income tax expense (benefit)	12,906	(10,910)	(5,674)
Total income tax expense (benefit)	$15,077	$(9,827)	$16,930

The following is a reconciliation of the U.S. federal statutory rate of 21.0% to the Company’s effective income tax rate:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income taxes computed at federal statutory rate	$(2,137)	$(63,725)	$17,425
State income taxes(1)	8,385	(2,768)	988
Stock-based compensation	491	609	313
Excess tax benefits related to stock- based compensation	(43,797)	(19,961)	(788)
Research and development credits, net of reserves	(8,206)	(3,541)	(1,661)
Nondeductible officers' compensation	21,905	79,046	—
Increase (decrease) in valuation allowance	37,782	(293)	380
Transaction costs	438	277	242
Other	216	529	31
Income tax expense (benefit)	$15,077	$(9,827)	$16,930
Effective income tax rate	(148.1%)	3.2%	20.4%

(1)
Includes the state tax effects for (i) excess tax benefits related to stock-based compensation of $6.4 million, $1.7 million and $0.1 million for 2021, 2020 and 2019, respectively, and (ii) valuation allowance of $14.6 million for 2021. The state tax effects for valuation allowance in 2020 and 2019 were not material.

Deferred tax (liabilities) assets, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Other assets	$5,072	$2,303
Operating lease liabilities	9,702	8,747
Stock-based compensation	10,097	4,422
Research and development credits, net of reserves	19,407	4,146
Tax credit carryforward	580	296
Interest expense carryforward	4,699	—
Charitable contribution carryforward	8,817	8,403
Goodwill	8,668	9,329
Net operating losses	21,907	215
Total deferred tax assets	88,949	37,861
Valuation allowance	(52,679)	(268)
Deferred tax assets, net of valuation allowance	36,270	37,593
Deferred tax liabilities
Other liabilities	(527)	(825)
Operating lease right-of-use assets	(6,727)	(6,377)
Property and equipment	(4,699)	(4,621)
Capitalized software	(10,926)	(4,557)
Intangible assets	(13,635)	(8,096)
Total deferred tax liabilities	(36,514)	(24,476)
Total deferred tax (liabilities) assets, net	$(244)	$13,117

The Company recognized total excess tax benefits of $50.2 million, $21.7 million and $0.9 million associated with equity award exercises and vesting in its income tax (expense) benefit for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company considered all available positive and negative evidence in its assessment of the recoverability of its net deferred tax assets. As of December 31, 2021, based on the weight of the evidence reviewed, the Company believes it is more likely than not that its net deferred tax assets in excess of tax amortizable goodwill will not be fully realizable due principally to the following: (i) during the fourth quarter of 2021, the Company had cumulative three-year pre-tax losses adjusted for permanent adjustments, which were generated in 2021 and 2020 principally due to substantial excess tax benefits realized from the exercise of stock options granted primarily to its employees prior to its IPO, and (ii) a significant number of outstanding stock options granted prior its IPO are or will be available to be exercised in future tax periods which may generate incremental excess tax benefits if they are exercised. Therefore, a full valuation allowance of $52.4 million was recognized to income tax (expense) benefit in Company’s accompanying consolidated statement of operations for the year ended December 31, 2021. The Company’s judgment regarding the need of a valuation allowance may reasonably change in the next twelve months due to many factors, including future excess tax benefits realized from exercises of outstanding stock options granted prior to its IPO and changes in tax laws or regulations. The exact timing and amount of any release of the valuation allowance is subject to change depending on the level of tax profitability that the Company achieves, changes in tax laws or regulations, and exercises of outstanding stock options granted prior to the Company's IPO in future periods.

At December 31, 2021, the Company had U.S. federal net operating loss carryforwards ("NOLs") of $87.4 million available to reduce future federal income taxes. Approximately $22.1 million of the above NOLs were generated before January 1, 2018 and will expire in varying amounts starting 2029. The remaining $65.3 million of the above NOLs are carried over indefinitely but utilization is subject to an 80% taxable income limitation. At December 31, 2021, the Company also had state NOLs of $72.4 million available to reduce future state income taxes which expire in varying amounts beginning 2029.

Section 382 of the Internal Revenue Code (“IRC”) limits the utilization of U.S. NOLs following a change of control. In 2020, there was a change in ownership of the PSCs. Utilization of the PSCs' NOLs are subject to an annual limitation based on changes in ownership, as defined by Sections 382/383. Any adjustment to the PSCs’ NOLs for Section 382 limitation would not be material to the consolidated financial statements as a full valuation allowance has been established against the NOLs from the PSCs due to uncertainty regarding their future realization.

As of December 31, 2021, the Company had U.S. federal and California research tax credits carryforwards of $15.4 million and $15.6 million, respectively. The U.S. federal research tax credits will begin to expire in 2041 while the unused California research tax credits may be carried forward indefinitely. Utilization of the 2018 California research tax credit may be subject to an annual limitation based on changes in ownership, as defined by Section 382/383 of the IRC, as amended.

At December 31, 2021, the tax years 2018 and forward are subject to examination by the Internal Revenue Service (“IRS”), and the tax years 2017 and forward are subject to examination by the various state taxing jurisdictions in which the Company is subject to tax. At December 31, 2021, the Company is not subject to any federal or state income tax audits.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2018	$4,509
Decreases related to prior year tax positions	(879)
Increases related to current year tax positions	744
Gross unrecognized tax benefits at December 31, 2019	4,374
Increases related to prior year tax positions	126
Increases related to current year tax positions	3,327
Settlements with taxing authorities	(119)
Lapse of statute of limitations	(317)
Gross unrecognized tax benefits at December 31, 2020	7,391
Increases related to prior year tax positions	999
Increases related to current year tax positions	6,911
Lapse of statute of limitations	(505)
Gross unrecognized tax benefits at December 31, 2021	$14,796

The reversal of $9.7 million of the uncertain tax benefits as of December 31, 2021 would not affect the Company's effective income tax rate to the extent that it continues to maintain a full valuation allowance against its net deferred tax assets. The Company estimates unrecognized tax benefits will decrease by $1.7 million in 2022 due to the expiration of statute of limitations.

At December 31, 2021 and 2020, accrued interest and penalties related to uncertain tax positions were not material.

12. Debt

First and Second Lien Term Loan Facilities

In October 2018, the Company entered into a First Lien Credit Agreement and a Second Lien Credit Agreement with various lenders, for term loans of $545.0 million (“First Lien Term Loan Facility”) and $200.0 million (“Second Lien Term Loan Facility”), respectively. The Second Lien Term Loan Facility bore interest at a rate equal to the LIBO Screen Rate plus a margin of 7.50% per annum.

In November 2019, the Company entered into an amendment of the First Lien Credit Agreement to expand the First Lien Term Loan Facility to $700.0 million. The proceeds from the amendment to the First Lien Credit Agreement and existing cash resources were used to repay the Second Lien Term Loan Facility including prepayment penalties. The Company recognized a loss on extinguishment of the Second Lien Term Loan Facility of $4.9 million from unamortized debt issuance costs and discounts and prepayment penalties.

The First Lien Term Loan Facility accrues interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for the years ended December 31, 2021, 2020 and 2019 was 3.40%, 3.97% and 5.90%, respectively. The First Lien Term Loan Facility requires quarterly principal payments from March 2019 through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of October 10, 2025. The Company may prepay the First Lien Term Loan Facility without penalty after April 2019. The First Lien Term Loan Facility is collateralized by substantially all of the assets of the Company and 100% of the equity interest of GoodRx.

The Company's debt balances at December 31, 2021 and 2020 were as follows:

	December 31,
(in thousands)	2021	2020
Principal balance under First Lien Term Loan Facility	$674,097	$681,126
Less: Unamortized debt issuance costs and discounts	(11,210)	(14,209)
	$662,887	$666,917

Debt issuances costs and discounts as of December 31, 2021 and 2020 related to the issuance and amendment of the First Lien Term Loan Facility. Amortization of debt issuance costs and discounts of $3.0 million, $3.0 million and $3.3 million were recognized as interest expense in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company is subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Term Loan Facility. Additionally, GoodRx is restricted from making dividend payments, loans or advances to the Company. At December 31, 2021, the Company was in compliance with its covenants.

The following table presents details of the future principal payments under the First Lien Term Loan Facility at December 31, 2021:

(in thousands)
Year Ending December 31,
2022	$7,029
2023	7,029
2024	7,029
2025	653,010
Total principal payments	$674,097

Revolving Credit Facility

As of December 31, 2021 and 2020, the Company has a revolving credit facility for up to $100.0 million ("Revolving Credit Facility") which expires on October 11, 2024. The Revolving Credit Facility bears interest at a rate equal to the LIBO Screen Rate plus a variable margin based on the Company’s most recently determined Net Leverage Ratio (as defined in the First Lien Credit Agreement), ranging from 2.50 to 3.00% on used amounts and 0.25 to 0.50% on unused amounts. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum of the Company’s aggregate undrawn and disbursed but unreimbursed letters of credit. There were no borrowings against the Revolving Credit Facility as of December 31, 2021 and 2020.

There were outstanding letters of credit issued against the Revolving Credit Facility for $9.2 million and $9.1 million as of December 31, 2021 and 2020, respectively, which reduces the Company’s available borrowings under the Revolving Credit Facility. The outstanding letters of credit principally relate to an initial $9.0 million letter of credit issued in connection with a facility lease in 2019 and will decrease by $0.9 million per year commencing in 2023.

Regulatory authorities that oversee financial markets have announced that the publication of the one-week and two-month U.S. Dollar LIBO Screen Rate maturities and non-U.S. Dollar LIBO Screen Rate maturities will cease immediately after December 31, 2021, with the remaining U.S. Dollar LIBO Screen Rate maturities ceasing immediately after June 30, 2023. As a result, it is possible that beginning in July 2023, the LIBO Screen Rate will no longer be available as a reference rate. Under the terms of the Company's First Lien Term Loan Facility and Revolving Credit Facility, in the event of the discontinuance of the LIBO Screen Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBO Screen Rate. The Company and lenders under its First Lien Term Loan Facility and Revolving Credit Facility will in good faith establish an alternate benchmark rate which places the lenders and the Company in the same economic position that existed immediately prior to the discontinuation of the LIBO Screen Rate. The Company does not anticipate that the discontinuance of the LIBO Screen Rate will materially impact its liquidity or financial position.

13. Commitments and Contingencies

Refer to “Note 10. Leases” and “Note 12. Debt,” for details of contractual obligations for the Company's noncancelable operating leases and principal payments under its debt agreements, respectively.

Purchase Commitments

In December 2020, the Company amended its commercial agreement with a third-party, pursuant to which the Company committed to spend an aggregate of at least $3.3 million between January 2022 and December 2022 on cloud hosting services.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assert that the Company failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with the Company. According to the complaints, when Amazon announced its competitor service, the Company’s stock price fell, causing investor losses. Lead plaintiff applications were submitted February 16, 2021, and on April 8, 2021, the court consolidated the two lawsuits under the caption In re GoodRx Holdings, Inc.(Case No. 2:20-cv-11444) and appointed Betty Kalmanson, Lawrence Kalmanson, Shawn Kalmanson, and Janice Kasbaum as Lead Plaintiffs. On June 7, 2021, Lead Plaintiffs filed a consolidated complaint containing substantially similar factual allegations as the prior complaints, but adding claims under Section 11 of the Securities Act of 1933. The Company filed a motion to dismiss the consolidated case on August 6, 2021 and Lead Plaintiffs subsequently filed an omnibus opposition to the Company's motion to dismiss on October 5, 2021. The Company subsequently filed a reply in support of notice of motion and motion to dismiss. The court granted the Company's motion to dismiss on January 2, 2022. The Lead Plaintiffs filed an amended complaint on February 7, 2022. Defendants’ motion to dismiss is due on March 10, 2022. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the class and intends to defend itself vigorously. This litigation is at preliminary stages, and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties.

On April 29, 2021, May 5, 2021 and September 15, 2021, Neesha Patel, Wayne Geist and Alan Pinyavat, respectively, each filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671, Case No. 2:21-cv-03829 and Case No. 1:21-cv-01309, respectively). The plaintiffs assert claims for breach of fiduciary duty and contribution under the Exchange Act. Neesha Patel asserts additional claims for unjust enrichment and corporate waste and Alan Pinyavat asserts additional claims for unjust enrichment, abuse of control and gross mismanagement. These claims are based on allegations substantially similar to those in the class action lawsuit described above. Plaintiffs are requesting declaratory relief, money damages, restitution, and certain governance reforms. Plaintiffs did not make a pre-suit demand on the Company’s board. The derivative lawsuits are stayed pending the outcome of the class action lawsuit.

In March 2020, the Company received a letter from the Federal Trade Commission ("FTC") indicating its intent to investigate the Company's privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to the Company regarding the Company’s sharing of data regarding individuals’ use of the Company's website, app and services with service providers, including Google and Facebook. Since April 2020, the Company has timely responded to the FTC’s information requests and follow-up questions. On October 14, 2021, staff at the FTC notified the Company that it intends to recommend that the agency pursue an enforcement action against the Company and certain of its officers and employees. On January 12, 2022, staff at the FTC sent the Company a draft complaint and consent order. The Company believes it has complied with applicable regulations and that it has meritorious defenses to any claims or assertions to the contrary, and therefore intends to defend itself vigorously. No assurance can be given regarding the outcome of this matter. As a result of enforcements of this nature, there may be settlements, enforcement actions, or related litigation that could include monetary penalties and/or compliance requirements that may impose significant and material costs.

Based upon information presently known to management, the Company has not accrued a loss for the matters described above as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, the Company is unable to estimate a loss or range of loss in these matters.

The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.

In addition, during the normal course of business, the Company may become subject to, and is presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

Indemnifications

The Company’s amended and restated bylaws provides that it will indemnify the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Certain of the Company’s officers and directors are also a party to indemnification agreements with the Company. Pursuant to the Company’s indemnification agreements and directors’ and officers’ liability insurance, certain of the Company’s officers and directors will be indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation, with respect to these indemnification arrangements. As of December 31, 2021 and 2020, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

14. Stockholders’ Equity

On September 25, 2020, the Company completed its IPO of 39.8 million shares of its Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) at an offering price of $33.00 per share. The Company sold 28.6 million shares and certain existing stockholders sold an aggregate of 11.2 million shares. The Company received aggregate net proceeds of $886.9 million after deducting underwriting discounts and commissions of $52.5 million and other offering expenses of $4.9 million.

In connection with its IPO: (i) 126.0 million outstanding shares of redeemable convertible preferred stock with a carrying value of $737.0 million were converted into an equivalent number of shares of common stock; (ii) the Company filed an Amended and Restated Certificate of Incorporation which authorized a total of 2.0 billion shares of Class A Common Stock, 1.0 billion shares of Class B Common Stock, $0.0001 par value per share (the “Class B Common Stock”), and 50.0 million shares of Preferred Stock, $0.0001 par value per share; and (iii) 357.3 million shares of the Company’s common stock then outstanding were automatically reclassified into an equivalent number of shares of the Company’s Class B Common Stock.

As a result, following the completion of its IPO, the Company has two classes of authorized and outstanding common stock: Class A Common Stock and Class B Common Stock.

The rights of the holders of the Class A Common Stock and Class B Common Stock are identical except for voting and conversion rights. The holders of the Class A Common Stock are entitled to one vote per share and the holders of the Class B Common Stock are entitled to 10 votes per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder and will automatically convert to Class A Common Stock upon any transfer, except for certain permitted transfers. All Class B Common Stock will convert automatically into an equivalent number of Class A Common Stock upon the earlier of (i) September 25, 2027; or (ii) the first date the aggregate number of shares of Class B Common Stock cease to represent at least 10% of the aggregate outstanding shares of common stock. During the years ended December 31, 2021 and December 31, 2020, 13.1 million and 28.7 million shares of Class B Common Stock were converted into an equivalent number of shares of Class A Common Stock, respectively.

Concurrent with the completion of its IPO, the Company closed a private placement with a related party that is an existing investor for $100.0 million and issued 3.0 million shares of Class A Common Stock.

Charitable Stock Donation

For the year ended December 31, 2020, the Company recorded a $41.7 million charge in general and administrative expenses in the accompanying consolidated statement of operations, related to the donation of 1.1 million shares of Class A Common Stock at fair market value to a charitable organization to fund and support the Company’s philanthropic initiatives. The charitable organization welcomes recommendations from donors regarding distributions from the donations. However, all recommendations are advisory in nature, and the charitable organization will independently determine whether recommendations it receives are consistent with their charitable purposes and fiduciary obligations. The fair value of the donated shares was measured on the date of issuance to the charitable organization using the Company’s traded stock price on that date, and was discounted for lack of marketability (“DLOM”) as the stock is not freely tradeable. The Company utilized the Finnerty Model to calculate the DLOM using inputs, including length of holding period, volatility and dividend yield, with volatility considered as a significant Level 3 input in the fair value hierarchy.

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

2020 Incentive Award Plan

In connection with the Company’s IPO in 2020, its board of directors adopted, and its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, RSUs, stock appreciation rights (SARs), and other stock or cash based awards to its employees, consultants and directors. The board of directors or its Compensation Committee is authorized to grant stock-based awards under the 2020 Plan which may be issued as either Class A or Class B Common Stock. Notwithstanding anything to the contrary in the 2020 Plan, no more than 300.0 million shares of common stock (either Class A or Class B Common Stock) may be issued pursuant to the exercise of incentive stock options under the 2020 Plan.

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

At December 31, 2021, 53.4 million shares were available for issuance under the 2020 Plan.

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

The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85% of the lower of the fair market value of Class A Common Stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The ESPP is intended to qualify as an employee stock purchase plan under the IRS Code Section 423.

At December 31, 2021, 12.9 million shares were available for issuance under the ESPP. There were no employee stock purchase offerings since the adoption and approval of the ESPP.

Stock Options

Stock options granted generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably monthly over the remaining three-year period. Stock options generally have a ten-year term. Stock options granted under the 2015 Plan and 2020 Plan do not include any forfeitable or non-forfeitable dividend equivalent rights.

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2020	21,528	$6.22	8.1 years	$734,604
Granted	331	34.57
Exercised	(7,282)	4.86
Expired / Cancelled / Forfeited	(1,009)	7.50
Outstanding at December 31, 2021	13,568	$7.55	7.3 years	$341,929
Exercisable at December 31, 2021	6,636	$5.31	6.5 years	$181,749

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2021, 2020 and 2019 was $18.81, $4.23 and $1.27, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $244.4 million, $112.7 million and $11.1 million, respectively. The fair value of stock options that vested during the years ended December 31, 2021, 2020 and 2019 was $15.3 million, $10.2 million and $2.5 million, respectively.

All stock options outstanding at December 31, 2021 are options to purchase shares of Class A Common Stock. The fair value of option awards issued with service or performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.9% - 1.3%	0.4% - 1.4%	1.4% - 2.4%
Expected term	5.7 - 6.1 years	5.3 - 6.3 years	5.6 - 6.3 years
Expected stock price volatility	57.5% - 60%	50% - 62%	50%
Dividend yield	—	—	—
Fair value of common stock per share	$16.79 - $24.48	$5.94 - $33.00	$2.75 - $5.88

For the years ended December 31, 2021, 2020 and 2019, the stock-based compensation expense related to stock options was $14.3 million, $13.0 million and $2.5 million, respectively. At December 31, 2021, there was $23.7 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 1.8 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards and Restricted Stock Unit activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2020	1,409	2,790	7,698	$26.74
Granted	—	2,917	—	37.27
Vested	(470)	(1,001)	(2,053)	27.19
Forfeited	—	(275)	—	38.81
Nonvested restricted stock awards or restricted stock units at December 31, 2021	939	4,431	5,645	$29.64

For the years ended December 31, 2021 and 2020, the fair value of RSAs and RSUs that vested was $95.8 million and $335.4 million, respectively. The fair value of RSAs that vested during 2019 was not material. There were no RSUs granted or outstanding during the year ended December 31, 2019.

Restricted Stock Awards

The weighted average fair value per share of RSAs granted for the year ended December 31, 2019 was $3.88. For the years ended December 31, 2021, 2020 and 2019, total stock-based compensation expense related to RSAs was $1.8 million, $1.8 million and $1.3 million, respectively. At December 31, 2021, there was $2.4 million of total unrecognized stock-based compensation cost related to these RSAs, which is expected to be recognized over a remaining service period of 1.3 years. There were no RSAs granted during the years ended December 31, 2021 and 2020.

Restricted Stock Units for Class A Common Stock

In connection with and subsequent to its IPO, the Company granted RSUs for Class A Common Stock. Substantially all of the RSUs granted vest upon continued service over a four-year period. For the years ended December 31, 2021 and 2020, total stock-based compensation expense related to RSUs was $53.5 million and $9.5 million, respectively. At December 31, 2021, there was $148.3 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 2.8 years.

Restricted Stock Units for Class B Common Stock

On September 11, 2020, the board of directors granted RSUs covering an aggregate of 24.6 million shares of Class B Common Stock to the Company’s Co-Chief Executive Officers (the “Founders Awards”), subject to the completion of the Company’s IPO and continued employment through the applicable vesting dates. Each of the Co-Chief Executive Officers received (i) 8.2 million RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, (the “Performance-Vesting Founders Awards”) and (ii) 4.1 million RSUs that vest and settle in equal quarterly installments over four years, subject to certain vesting acceleration terms (the “Time-Vesting Founders Awards”). The grant date fair value of these awards was $533.3 million.

The Company used a Monte Carlo simulation model to calculate the grant date fair value of the Performance-Vesting Founders Awards and the derived service period. The Monte Carlo simulation model incorporates the likelihood of achieving the market condition and requires the input of assumptions including the estimated fair value of common stock, expected volatility, expected term, risk-free rate and dividend yield. The Company then applied a DLOM to the value of the RSUs as the issuance of the shares for these awards is deferred by three-years from the applicable vesting date, or earlier, upon a qualifying change in control or to satisfy tax withholding requirements. The Company utilized the Finnerty Model to calculate the DLOM using inputs, including length of holding period, volatility and dividend yield.

All of the Performance-Vesting Founders Awards vested in 2020, and the Company settled 0.7 million RSUs at that time sufficient to satisfy certain tax withholding obligations due in the year of vesting. The remaining 15.7 million Performance-Vesting Founders Awards shares will not be issued until October 2023 or, if earlier, a change in control event, as defined in the RSU agreements governing the Founders Awards

During the years ended December 31, 2021 and 2020, the Company recognized $90.9 million and $373.0 million of stock-based compensation expense, respectively, related to the Founders Awards. At December 31, 2021, the Company has recognized a cumulative of $463.9 million of stock-based compensation expense related to the Founders Awards, of which $144.1 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. At December 31, 2021, there was $69.4 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over a weighted average remaining service period of 1.4 years.

16. Basic and Diluted (Loss) Earnings Per Share

The computation of (loss) earnings per share for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net (loss) income	$(25,254)	$(293,623)	$66,048
Less: Undistributed earnings allocated to convertible preferred stock	—	—	(23,607)
Net (loss) income attributable to common stockholders - basic	$(25,254)	$(293,623)	$42,441
Add: Undistributed earnings reallocated to holders of common stock	—	—	304
Net (loss) income attributable to common stockholders - diluted	$(25,254)	$(293,623)	$42,745
Denominator:
Weighted average shares - basic	409,981	274,696	226,607
Dilutive impact of stock options, restricted stock awards and restricted stock units	—	—	4,602
Weighted average shares - diluted	409,981	274,696	231,209
(Loss) earnings per share:
Basic	$(0.06)	$(1.07)	$0.19
Diluted	$(0.06)	$(1.07)	$0.18

The following weighted average potentially dilutive shares were excluded from the computation of diluted net (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Redeemable convertible preferred stock	—	92,479	126,046
Stock options, restricted stock awards and restricted stock units	28,858	27,374	7,304

17. Condensed Financial Information of Parent Company

GoodRx Holdings, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. Under the terms of debt agreements entered into by GoodRx, a wholly-owned subsidiary of GoodRx Intermediate Holdings, LLC, which itself is a wholly-owned subsidiary of GoodRx Holdings, Inc., GoodRx is restricted from making dividend payments, loans or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. These restrictions have resulted in the restricted net assets (as defined in Rule 1-02 of Regulation S-X) of GoodRx and its subsidiaries to exceed 25% of the consolidated net assets of GoodRx Holdings, Inc. and its subsidiaries.

The condensed financial information is presented on a “parent-only” basis, and GoodRx Holdings, Inc.’s investment in its subsidiary is stated at cost plus equity in (loss) earnings of subsidiary less distributions received from subsidiary since the date of the October 7, 2015 acquisition. GoodRx Holdings. Inc.’s share of net (loss) income of its subsidiary is included in net (loss) income using the equity method of accounting.

During 2021, 2020 and 2019, GoodRx Holdings, Inc. received no dividends from its subsidiary.

The following table presents the parent-only balance sheets of GoodRx Holdings, Inc. as of December 31, 2021 and 2020:

	December 31,
(in thousands, except par values)	2021	2020
Assets
Cash	$5	$5
Other asset	80	57
Investment in subsidiary, net of distributions	831,595	711,384
Total assets	$831,680	$711,446
Liabilities and stockholders' equity
Other current liabilities	$—	$87
Total liabilities	—	87
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 85,028 and 63,071 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively; and Class B: 1,000,000 shares authorized, 315,534 and 328,589 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	40	39
Additional paid-in capital	2,247,347	2,101,773
Accumulated deficit	(1,415,707)	(1,390,453)
Total stockholders' equity	831,680	711,359
Total liabilities and stockholders' equity	$831,680	$711,446

The following table presents the parent-only statements of operations of GoodRx Holdings, Inc. for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Equity in (loss) earnings of subsidiary	$(25,254)	$(293,623)	$66,048
Net (loss) income	$(25,254)	$(293,623)	$66,048

The following table presents the parent-only statements of cash flows of GoodRx Holdings, Inc. for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(25,254)	$(293,623)	$66,048
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (earnings) of subsidiary	25,254	293,623	(66,048)
Changes in assets and liabilities:
Other asset	(23)	90	(147)
Other current liabilities	(87)	87	—
Net cash (used in) provided by operating activities	(110)	177	(147)
Cash flows from investing activities
Distribution from (investment in) subsidiary	22,777	(914,434)	(4,908)
Net cash provided by (used in) investing activities	22,777	(914,434)	(4,908)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	891,793	—
Proceeds from private placement with a related party	—	100,000	—
Payments of initial public offering issuance costs	—	(4,937)	—
Issuance of common stock	—	—	1,623
Proceeds from exercise of stock options	35,021	5,343	3,042
Proceeds from early exercise of stock options	—	667	—
Employee taxes paid related to net share settlement of equity awards	(57,688)	(78,714)	—
Net cash (used in) provided by financing activities	(22,667)	914,152	4,665
Net change in cash	—	(105)	(390)
Cash
Beginning of year	5	110	500
End of year	$5	$5	$110

18. Subsequent Events

On February 18, 2022, the Company acquired all of the equity interests of flipMD, Inc. ("flipMD") for $7.0 million in cash, subject to customary closing adjustments. flipMD is a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise. The purpose of the acquisition is to expand both the Company's engagement with healthcare providers and services currently available under its existing pharma manufacturer solutions platform. The determination of the fair values of the acquired assets and assumed liabilities is incomplete due to the recent date of the acquisition. The results of operations of flipMD will be included in the consolidated results of the Company beginning from the date of acquisition.

On February 23, 2022, the Company's board of directors authorized the repurchase of up to an aggregate of $250.0 million of its Class A Common Stock through February 23, 2024. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A Common Stock and may be modified, suspended or terminated at any time at the discretion of the Company's board of directors.