Form 10-Q
period 2022-03-31
GoodRx Holdings, Inc.
filed 2022-05-10
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2022, the registrant had 82,726,202 shares of Class A common stock, $0.0001 par value per share, and 313,731,628 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the impact of a grocer not accepting PBM pricing on our future results of operations, stock compensation, our stock repurchase program, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our ability to achieve broad market education and change consumer purchasing habits; our ability to continue to attract, acquire and retain consumers in a cost-effective manner; our reliance on our prescription transactions offering and ability to expand our offerings; changes in medication pricing and pricing structures; our inability to control the categories and types of prescriptions for which we can offer savings or discounted prices; our reliance on a limited number of industry participants; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infection disease, including the COVID-19 pandemic; the accuracy of our estimate of our total addressable market and other operational metrics; the development of the telehealth market; our ability to maintain and expand a network of skilled telehealth providers; risks related to negative media coverage; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform and brand; risks related to any failure to maintain effective internal control over ﬁnancial reporting; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to information technology and cyber-security; compliance with government regulation of the internet, e-commerce and data and other regulations; our ability to utilize our net operating loss carryforwards and certain other tax attributes; our ability to attract, develop, motivate and retain well-qualified employees; risks related to general economic factors, natural disasters or other unexpected events; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites; our reliance on third-party platforms to distribute our platform and offerings; our reliance on software as-a-service technologies from third parties; systems failures or other disruptions in the operations of these parties on which we depend; changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters; the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; as well as the other important factors discussed in the sections entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 10-K”) and this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$845,427	$941,109
Accounts receivable, net	123,281	118,080
Prepaid expenses and other current assets	26,015	29,638
Total current assets	994,723	1,088,827
Property and equipment, net	22,564	21,612
Goodwill	334,642	329,696
Intangible assets, net	85,990	88,791
Capitalized software, net	52,505	44,987
Operating lease right-of-use assets	26,978	27,705
Other assets	20,926	6,007
Total assets	$1,538,328	$1,607,625
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,820	$17,501
Accrued expenses and other current liabilities	33,812	50,732
Current portion of debt	7,029	7,029
Operating lease liabilities, current	5,703	5,851
Total current liabilities	59,364	81,113
Debt, net	654,845	655,858
Operating lease liabilities, net of current portion	32,512	33,592
Deferred tax liabilities, net	397	244
Other liabilities	4,703	5,138
Total liabilities	751,821	775,945
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 82,400 and 85,028 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively; and Class B: 1,000,000 shares authorized, 313,732 and 315,534 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	2,189,881	2,247,347
Accumulated deficit	(1,403,414)	(1,415,707)
Total stockholders' equity	786,507	831,680
Total liabilities and stockholders' equity	$1,538,328	$1,607,625

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenue	$203,329	$160,431
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	12,280	10,428
Product development and technology	35,042	26,160
Sales and marketing	92,950	79,694
General and administrative	31,923	43,786
Depreciation and amortization	11,373	5,361
Total costs and operating expenses	183,568	165,429
Operating income (loss)	19,761	(4,998)
Other expense, net:
Interest income	(52)	(16)
Interest expense	5,869	5,905
Total other expense, net	5,817	5,889
Income (loss) before income taxes	13,944	(10,887)
Income tax (expense) benefit	(1,651)	12,555
Net income	$12,293	$1,668
Earnings per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00
Weighted average shares used in computing earnings per share:
Basic	414,739	406,170
Diluted	427,378	429,577

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$(46)	$121
Product development and technology	7,478	8,336
Sales and marketing	5,394	5,258
General and administrative	17,323	32,811

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	749	—	3,699	—	3,699
Stock-based compensation	—	—	32,161	—	32,161
Vesting of restricted stock units	822	—	—	—	—
Common stock withheld related to net share settlement	(364)	—	(9,561)	—	(9,561)
Repurchases of Class A common stock	(5,637)	—	(83,765)	—	(83,765)
Net income	—	—	—	12,293	12,293
Balance at March 31, 2022	396,132	$40	$2,189,881	$(1,403,414)	$786,507

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	513	—	2,680	—	2,680
Stock-based compensation	—	—	48,254	—	48,254
Vesting of restricted stock units	608	—	—	—	—
Common stock withheld related to net share settlement	(324)	—	(14,902)	—	(14,902)
Net income	—	—	—	1,668	1,668
Balance at March 31, 2021	392,457	$39	$2,137,805	$(1,388,785)	$749,059

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$12,293	$1,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,373	5,361
Amortization of debt issuance costs	856	863
Non-cash operating lease expense	727	872
Stock-based compensation expense	30,149	46,526
Deferred income taxes	(394)	(227)
Changes in operating assets and liabilities, net of effects of business acquisition
Accounts receivable	(5,198)	(5,670)
Prepaid expenses and other assets	3,616	(9,844)
Accounts payable	(4,442)	4,943
Accrued expenses and other current liabilities	(17,197)	(67)
Operating lease liabilities	(1,228)	631
Other liabilities	(435)	429
Net cash provided by operating activities	30,120	45,485
Cash flows from investing activities
Purchase of property and equipment	(1,736)	(2,715)
Acquisition, net of cash acquired	(6,976)	—
Capitalized software	(10,682)	(6,980)
Investment in minority equity interest	(15,007)	—
Net cash used in investing activities	(34,401)	(9,695)
Cash flows from financing activities
Payments on long-term debt	(1,758)	(1,757)
Repurchases of Class A common stock	(83,765)	—
Proceeds from exercise of stock options	3,683	2,372
Employee taxes paid related to net share settlement of equity awards	(9,561)	(14,633)
Net cash used in financing activities	(91,401)	(14,018)
Net change in cash, cash equivalents and restricted cash	(95,682)	21,772
Cash, cash equivalents and restricted cash
Beginning of period	941,109	971,591
End of period	$845,427	$993,363
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$2,012	$1,728

The following table presents a reconciliation of cash, cash equivalents and restricted cash in our condensed consolidated balance sheets to the total of the same such amounts shown above:

	March 31,
(in thousands)	2022	2021
Cash and cash equivalents	$845,427	$990,463
Restricted cash	—	2,900
Total cash, cash equivalents and restricted cash	$845,427	$993,363

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

GoodRx Holdings, Inc. and its subsidiaries (collectively, "we," "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States. These services are free to consumers and we primarily earn revenue from our core business from pharmacy benefit managers that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. We also offer other healthcare products and services, including subscriptions, pharma manufacturer solutions and telehealth services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes, which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 ("2021 10-K"). The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2021 10-K. There have been no material changes in accounting policies during the three months ended March 31, 2022 from those disclosed in the notes to our consolidated financial statements included in our 2021 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GoodRx Holdings, Inc., its wholly owned subsidiaries and variable interest entities for which we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. Results of businesses acquired are included in our condensed consolidated financial statements from their respective dates of acquisition.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, including the accompanying notes. We base our estimates on historical factors, current circumstances, consideration of the economic impact of COVID-19 and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods.

Certain Risks and Concentrations

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable.

We maintain cash deposits with multiple financial institutions in the United States which, at times, may exceed federally insured limits. Cash may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We have not experienced any losses in such accounts. We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of money market funds, of $772.5 million and $852.5 million at March 31, 2022 and December 31, 2021, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended March 31, 2022, two customers accounted for approximately 13% and 10% of our revenue. For the three months ended March 31, 2021, four customers accounted for approximately 14%, 11%, 10% and 10% of our revenue. At March 31, 2022 and December 31, 2021, no customer accounted for more than 10% of our accounts receivable balance.

Equity Investments

We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") Topic 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Equity investments included in other assets on our accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were $19.0 million and $4.0 million, respectively. We did not recognize any changes resulting from observable price changes or impairment loss during the three months ended March 31, 2022.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with ASC 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. The new guidance is effective for us for annual and interim periods beginning after December 15, 2022. Early adoption of this ASU is permitted, including adoption in an interim period. This update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We early adopted this guidance on January 1, 2022, and the adoption did not have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The ASU applies only to contracts, hedging relationships and other transactions that reference LIBO Screen Rate or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. We adopted this guidance on January 1, 2022, and the adoption did not have a material impact to our consolidated financial statements. We intend to apply this guidance for contract modifications related to the reference rate reform as they occur through December 31, 2022.

3. Business Combination

On February 18, 2022, we acquired all of the equity interests of flipMD, Inc. ("flipMD") for $7.0 million in cash, subject to customary closing adjustments. flipMD is a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise and expands both our engagement with healthcare providers and services currently available under our existing pharma manufacturer solutions platform. Unaudited supplemental pro forma financial information and the revenue and earnings from the date of acquisition through March 31, 2022 for the flipMD acquisition has not been presented because the effects were not material to our condensed consolidated financial statements.

The purchase accounting for the flipMD acquisition remains incomplete. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Income taxes receivable	$5,826	$8,331
Prepaid expenses	20,189	21,307
Total prepaid expenses and other current assets	$26,015	$29,638

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued bonus and other payroll related	$10,213	$24,031
Accrued marketing	8,479	15,493
Deferred revenue	10,319	6,869
Other accrued expenses	4,801	4,339
Total accrued expenses and other current liabilities	$33,812	$50,732

Deferred revenue represents payments received in advance of providing services for subscriptions and certain advertising contracts with customers. We expect substantially all of the deferred revenue at March 31, 2022 will be recognized as revenue within the subsequent twelve months. Of the $6.9 million of deferred revenue at December 31, 2021, $4.5 million was recognized as revenue during the three months ended March 31, 2022. Revenue recognized during the three months ended March 31, 2021 of $4.3 million was included as deferred revenue at December 31, 2020.

6. Income Taxes

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

The effective income tax rate was 11.8% and 115.3% for the three months ended March 31, 2022 and 2021, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three months ended March 31, 2022 and 2021 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits and excess tax benefits from our equity awards. The effective income tax rate for the three months ended March 31, 2022 was further impacted by the valuation allowance on our net deferred tax assets.

We consider all available evidence, both positive and negative in assessing the extent to which a valuation allowance should be applied against our net deferred tax assets. Due principally to cumulative three-year pre-tax losses adjusted for permanent adjustments, primarily from substantial excess tax benefits realized from the exercise of stock options granted prior to our initial public offering ("IPO"), and a significant number of outstanding stock options granted prior to our IPO that are or will be available to be exercised in future tax periods which may generate incremental excess tax benefits if they are exercised, we maintain a full valuation allowance against our net deferred tax assets in excess of tax amortizable goodwill as of March 31, 2022.

Our judgment regarding the need of a valuation allowance may reasonably change in the next twelve months. The exact timing and amount of any release of the valuation allowance is subject to change depending on the level of tax profitability that we achieve, changes in tax laws or regulations, and exercises of outstanding stock options granted prior to our IPO in future periods.

As of December 31, 2021, we had unrecognized tax benefits of $14.8 million, of which approximately $5.1 million of unrecognized tax benefits, if recognized, would impact the effective income tax rate. The remaining $9.7 million of unrecognized tax benefits would not impact the effective income tax rate to the extent that we continue to maintain a full valuation allowance against our net deferred tax assets. There were no significant changes to our unrecognized tax benefits during the three months ended March 31, 2022, and we do not expect to have any significant changes to unrecognized tax benefits through the end of 2022.

7. Debt

We have a term loan with an original principal amount of $700.0 million (the “First Lien Term Loan Facility”) under our first lien credit agreement (the “First Lien Credit Agreement”) obtained through our wholly owned subsidiary GoodRx as borrower and collateralized by substantially all of our assets and 100% of the equity of GoodRx. The First Lien Term Loan Facility requires quarterly payments through September 2025, with any unpaid principal and interest due upon maturity in October 2025, and bears interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for each of the three months ended March 31, 2022 and 2021 was 3.39%.

We also have a line of credit with a maximum principal amount of $100.0 million (the “Revolving Credit Facility”) which matures in October 2024 and bears interest at LIBO Screen Rate plus rates ranging from 2.50% to 3.00% on used amounts and 0.25% to 0.50% on unused amounts. There was no borrowing outstanding and the outstanding letters of credit issued were $9.2 million as of March 31, 2022, which reduces our available borrowings under the Revolving Credit Facility.

Our debt consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Principal balance under First Lien Term Loan Facility	$672,339	$674,097
Less: Unamortized debt issuance costs and discounts	(10,465)	(11,210)
	$661,874	$662,887

As of March 31, 2022, we are subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Credit Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At March 31, 2022, we were in compliance with our covenants.

8. Commitments and Contingencies

Aside from the below, as of March 31, 2022, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2021 10-K.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assert that we failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with us. According to the complaints, when Amazon announced its competitor service, our stock price fell, causing investor losses. Lead plaintiff applications were submitted February 16, 2021, and on April 8, 2021, the court consolidated the two lawsuits under the caption In re GoodRx Holdings, Inc.(Case No. 2:20-cv-11444) and appointed Betty Kalmanson, Lawrence Kalmanson, Shawn Kalmanson, and Janice Kasbaum as Lead Plaintiffs. On June 7, 2021, Lead Plaintiffs filed a consolidated complaint containing substantially similar factual allegations as the prior complaints, but adding claims under Section 11 of the Securities Act of 1933. We filed a motion to dismiss the consolidated case on August 6, 2021 and Lead Plaintiffs subsequently filed an omnibus opposition to our motion to dismiss on October 5, 2021. We subsequently filed a reply in support of notice of motion and motion to dismiss. The court granted our motion to dismiss on January 2, 2022. The Lead Plaintiffs filed an amended complaint on February 7, 2022, and we filed a motion to dismiss the amended complaint on March 10, 2022. Briefing is ongoing, and the hearing on the motion to dismiss the amended complaint is set for June 6, 2022. We believe we have meritorious defenses to the claims of the plaintiffs and members of the class and intend to defend ourselves vigorously. This litigation is at preliminary stages, and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties.

On April 29, 2021, May 5, 2021 and September 15, 2021, Neesha Patel, Wayne Geist and Alan Pinyavat, respectively, each filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671, Case No. 2:21-cv-03829 and Case No. 1:21-cv-01309, respectively). The plaintiffs assert claims for breach of fiduciary duty and contribution under the Exchange Act. Neesha Patel asserts additional claims for unjust enrichment and corporate waste and Alan Pinyavat asserts additional claims for unjust enrichment, abuse of control and gross mismanagement. These claims are based on allegations substantially similar to those in the class action lawsuit described above. Plaintiffs are requesting declaratory relief, money damages, restitution, and certain governance reforms. Plaintiffs did not make a pre-suit demand on our board of directors. The derivative lawsuits are stayed pending the outcome of the class action lawsuit.

In March 2020, we received a letter from the Federal Trade Commission ("FTC") indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to us regarding our sharing of data regarding individuals’ use of our website, app and services with service providers, including Google and Facebook. Since April 2020, we have timely responded to the FTC’s information requests and follow-up questions. On October 14, 2021, staff at the FTC notified us that it intends to recommend that the agency pursue an enforcement action against us and certain of our officers and employees. On January 12, 2022, staff at the FTC sent us a draft complaint and consent order. We believe we have complied with applicable regulations and that we have meritorious defenses to any claims or assertions to the contrary, and therefore intend to defend ourselves vigorously. No assurance can be given regarding the outcome of this matter. As a result of enforcements of this nature, there may be settlements, enforcement actions, or related litigation that could include monetary penalties and/or compliance requirements that may impose significant and material costs.

Based upon information presently known to our management, we have not accrued a loss for the matters described above as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters.

The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.

In addition, during the normal course of business, we may become subject to, and is presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

9. Revenue

Revenue consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Prescription transactions revenue	$155,507	$134,061
Subscription revenue (1)	19,110	12,007
Pharma manufacturer solutions revenue (2)	23,469	9,369
Other revenue	5,243	4,994
Total revenue	$203,329	$160,431

(1)
Represents revenue from our Gold and Kroger Savings subscription offerings. Subscription revenue is disclosed separately from other revenue beginning in the second quarter of 2021. Prior period amounts have been recast to conform with the current period presentation.
(2)
Represents revenue from pharma manufacturers and other customers for advertising, including integrating onto our platform their affordability solutions to our consumers. Pharma manufacturer solutions revenue is disclosed separately from other revenue beginning in the first quarter of 2022. Prior period amounts have been recast to conform with the current period presentation.

10. Stockholders' Equity

On February 23, 2022, our board of directors authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024 (the "repurchase program"). Repurchases under the repurchase program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This repurchase program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.

During the three months ended March 31, 2022, we repurchased and retired 5.6 million shares of our Class A common stock for an aggregate purchase price of $83.8 million under the repurchase program. We had $166.2 million available for future repurchases of our Class A common stock under the repurchase program as of March 31, 2022.

11. Stock-Based Compensation

Stock Options

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2021	13,568	$7.55	7.3 years	$341,929
Granted	1,163	17.17
Exercised	(749)	4.94
Expired / Cancelled / Forfeited	(281)	16.80
Outstanding at March 31, 2022	13,701	$8.32	7.0 years	$165,307
Exercisable at March 31, 2022	7,139	$5.80	6.0 years	$101,277

The weighted-average grant date fair value per share of stock options granted for the three months ended March 31, 2022 was $10.92.

For the three months ended March 31, 2022 and 2021, the stock-based compensation expense related to stock options was $2.0 million and $4.2 million, respectively. At March 31, 2022, there was $31.7 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.0 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards and Restricted Stock Units (“RSUs”) activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2021	939	4,431	5,645	$29.64
Granted	—	2,283	—	17.88
Vested	—	(309)	(513)	31.83
Forfeited	—	(201)	—	38.32
Nonvested restricted stock awards or restricted stock units at March 31, 2022	939	6,204	5,132	$27.15

Restricted Stock Units for Class A Common Stock

For the three months ended March 31, 2022 and 2021, the stock-based compensation expense related to RSUs for Class A common stock was $13.8 million and $11.8 million, respectively. At March 31, 2022, there was $166.2 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 3.0 years.

Restricted Stock Units for Class B Common Stock

In September 2020, our board of directors granted RSUs covering an aggregate of 24.6 million shares of Class B common stock to our Co-Chief Executive Officers (the “Founders Awards”), subject to the completion of our IPO and continued employment through the applicable vesting dates. Each of our Co-Chief Executive Officers received (i) 8.2 million RSUs that vest based on the achievement of certain stock price goals (the “Performance-Vesting Founders Awards”) and (ii) 4.1 million RSUs that vest and settle in equal quarterly installments over four years, subject to certain vesting acceleration terms (the “Time-Vesting Founders Awards”). The grant date fair value of these awards was $533.3 million. All of the Performance-Vesting Founders Awards vested in 2020 and we settled 0.7 million RSUs at that time sufficient to satisfy certain tax withholding obligations due in the year of vesting. The remaining 15.7 million Performance-Vesting Founders Awards shares will not be settled until October 2023 or, if earlier, upon a change in control event, as defined in the RSU agreements governing the Founders Awards.

For the three months ended March 31, 2022 and 2021, the stock-based compensation expense related to the Time-Vesting Founders Awards was $13.9 million and $30.0 million, respectively. At March 31, 2022, there was $55.5 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over a weighted average remaining service period of 1.3 years.

12. Basic and Diluted Earnings Per Share

The computation of earnings per share for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net income	$12,293	$1,668
Denominator:
Weighted average shares - basic	414,739	406,170
Dilutive impact of stock options, restricted stock awards and restricted stock units	12,639	23,407
Weighted average shares - diluted	427,378	429,577
Earnings per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

The following weighted average potentially dilutive shares were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock options and restricted stock units	4,902	531

13. Subsequent Event

On April 14, 2022, we acquired all of the equity interests of vitaCare Prescription Services, Inc. (“vitaCare”), a wholly-owned subsidiary of TherapeuticsMD, Inc., for $150.0 million in cash paid at closing and contingent consideration of up to $7.0 million payable in cash based upon its achievement of certain specified revenue results through 2023. We also established a management incentive plan under which certain continuing vitaCare employees would be eligible to receive up to $10.0 million of additional compensation upon achievement of certain performance milestones. vitaCare is a prescription technology and service platform that simplifies the prescription fulfillment process for consumers taking brand medications by helping them gain access to therapies and stay on those therapies for as long as medically appropriate. The purpose of the acquisition is to strengthen and expand services currently available under our existing pharma manufacturer solutions platform.

The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The determination of the fair values of the acquired assets and assumed liabilities is incomplete due to the recent date of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K") filed with the SEC on March 1, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of our 2021 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

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

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. For the three months ended March 31, 2022 as compared to the same period of 2021:

•
Revenue grew 27% to $203.3 million from $160.4 million.
•
Net income and net income margin was $12.3 million and 6.0%, respectively, up from $1.7 million and 1.0%, respectively. The increases in net income and net income margin were principally from the continued growth of our business as well as a $16.4 million decrease in stock-based compensation expense primarily related to the Founders Awards (as defined and described in Note 11 to our condensed consolidated financial statements) made in connection with our initial public offering (“IPO”), partially offset by an increase to our provision for income taxes, which was a $1.7 million expense in the first quarter of 2022 and a $12.6 million benefit in the comparable period of the prior year.
•
Adjusted EBITDA was $64.7 million up from $51.0 million principally from the continued growth of our business. Adjusted EBITDA Margin was 31.8% for the three months ended March 31, 2022, unchanged from the comparable period last year. Adjusted EBITDA Margin remained flat as, relative to revenue, our reduction in sales and marketing was offset by increases in continued investments in product development and technology, as well as continued investments in our general and administrative infrastructure, particularly in relation to operating as a public company.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For a reconciliation and presentation of Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful to investors and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics—Non-GAAP Financial Measures" below.

Impact of COVID-19

We believe COVID-19 continues to have an adverse impact on the growth of our prescription transactions offering due to the cumulative impact of lower healthcare utilization for approximately two years since the pandemic began, and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription transactions and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. In addition, we may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. This seasonality may impact revenue and sales and marketing expense. The rapid growth of our business may have masked the extent of these trends to date, and we expect the impact of seasonality to be more pronounced in the future. In 2020 and 2021, we saw the impact of COVID-19 pandemic further disrupt these trends, which may continue in future periods.

Recent Development

In April 2022, we acquired vitaCare, Inc. ("vitaCare"). Refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Key Financial and Operating Metrics

We use Monthly Active Consumers, subscription plans, Adjusted EBITDA and Adjusted EBITDA Margin to assess our performance, make strategic and offering decisions and build our financial projections. The number of Monthly Active Consumers and subscription plans are key indicators of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe these operating metrics reflect our scale, growth and engagement with consumers.

Monthly Active Consumers

Our Monthly Active Consumers includes consumers we acquired through the acquisition of RxSaver, Inc. (acquired in April 2021) beginning in the third quarter of 2021. RxSaver, Inc. Monthly Active Consumers are estimated due to incomplete consumer information.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2022	2021	2021	2021	2021
Monthly Active Consumers	6.4	6.4	6.4	6.0	5.7

Subscription Plans

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2021	2021	2021	2021
Subscription plans	1,203	1,210	1,129	1,051	931

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. We believe Adjusted EBITDA is helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance.

We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable for the periods presented, for acquisition related expenses, cash bonuses to vested option holders, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on abandonment and impairment of operating lease assets, restructuring related expenses, charitable stock donation, and other income or expense, net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, and presents net income margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income	$12,293	$1,668
Adjusted to exclude the following:
Interest income	(52)	(16)
Interest expense	5,869	5,905
Income tax expense (benefit)	1,651	(12,555)
Depreciation and amortization	11,373	5,361
Financing related expenses (1)	4	257
Acquisition related expenses (2)	1,973	3,048
Restructuring related expenses (3)	311	—
Stock-based compensation expense	30,149	46,526
Payroll tax expense related to stock-based compensation	1,083	828
Adjusted EBITDA	$64,654	$51,022
Revenue	$203,329	$160,431
Net income margin (4)	6.0%	1.0%
Adjusted EBITDA Margin	31.8%	31.8%

(1)
Financing related expenses include third party fees related to proposed financings.
(2)
Acquisition related expenses include third party fees for actual or planned acquisitions, including related legal, consulting and other expenditures, and as applicable, retention bonuses to employees related to acquisitions and change in fair value of contingent consideration.
(3)
Restructuring related expenses include employee severance and other personnel related costs in connection with workforce optimization and organizational changes to better align with our strategic goals and future scale.
(4)
Net income margin represents net income as a percentage of revenue.

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

Components of our Results of Operations

Revenue

Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as our subscription offerings, pharma manufacturer solutions offering, and our telehealth offerings. All of our revenue has been generated in the United States.

•
Prescription transactions revenue: Consists primarily of revenue generated from PBMs, or customer, when a prescription is filled with a GoodRx code provided through our platform. The majority of our contracts with PBMs provide for fees that represent a percentage of the fees that PBMs charge to the pharmacy, and a minority of our contracts provide for a fixed fee per transaction. Our percentage of fee contracts often also include a minimum fixed fee per transaction. We expect the revenue contribution from contracts with fixed fee arrangements to remain largely stable over the medium term, and do not expect that changes in revenue contribution from fixed fee versus percentage of fee arrangements will materially impact our revenue. Certain contracts also provide that the amount of fees we receive is based on the volume of prescriptions filled each month.
•
Subscription revenue: Consists of revenue from our Gold and Kroger Savings subscription offerings.

•
Pharma manufacturer solutions revenue: Consists primarily of revenue generated from pharma manufacturers and other customers for advertising, including integrating onto our platform their affordability solutions to our consumers.
•
Other revenue: Consists primarily of revenue generated by our telehealth offerings that allow consumers to access healthcare professionals online.

Beginning in the second quarter of 2021, subscription revenue is disclosed separately from other revenue. Beginning in the first quarter of 2022, pharma manufacturer solutions revenue is disclosed separately from other revenue. Prior period amounts have been recast to conform with the current period presentation.

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
•
General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, other general overhead costs, and as applicable, change in fair value of contingent consideration, and charitable donations. We have incurred, and expect to continue to incur, additional general and administrative costs in compliance, legal, investor relations, insurance, and professional services related to our compliance and reporting obligations as a public company. We have incurred, and also expect to incur, additional general and administrative costs in connection with stock options and restricted stock units, including the Founders Awards made in connection with our IPO. We also anticipate that as we continue to grow as a company our general and administrative costs will increase on an absolute dollar basis.
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

Income Tax (Expense) Benefit

Our income tax (expense) benefit consists of federal and state income taxes. Our effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, research and development tax credits, excess tax benefits from our equity awards and changes in the valuation allowance against our net deferred tax assets. For information regarding our calculation of income taxes in interim periods, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth information comparing the components of our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue:
Prescription transactions revenue	$155,507	$134,061
Subscription revenue	19,110	12,007
Pharma manufacturer solutions revenue	23,469	9,369
Other revenue	5,243	4,994
Total revenue	203,329	160,431
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	12,280	10,428
Product development and technology	35,042	26,160
Sales and marketing	92,950	79,694
General and administrative	31,923	43,786
Depreciation and amortization	11,373	5,361
Total costs and operating expenses	183,568	165,429
Operating income (loss)	19,761	(4,998)
Other expense, net:
Interest income	(52)	(16)
Interest expense	5,869	5,905
Total other expense, net	5,817	5,889
Income (loss) before income taxes	13,944	(10,887)
Income tax (expense) benefit	(1,651)	12,555
Net income	$12,293	$1,668

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Prescription transactions revenue	$155,507	$134,061	$21,446	16%
Subscription revenue	19,110	12,007	7,103	59%
Pharma manufacturer solutions revenue	23,469	9,369	14,100	150%
Other revenue	5,243	4,994	249	5%
Total revenue	$203,329	$160,431	$42,898	27%

Prescription transactions revenue for the three months ended March 31, 2022 increased $21.4 million, or 16%, compared to the three months ended March 31, 2021, driven primarily by a 12% increase in the number of our average Monthly Active Consumers. The increase in our prescription transactions revenue and Monthly Active Consumers was primarily driven by organic growth. We believe this organic growth was due to the increase in consumer awareness of our brand as a direct result of the additional investment in sales and marketing expenses on an absolute dollar basis in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which supported new consumer acquisition as well as repeat activity of existing consumers. The RxNXT LLC and RxSaver, Inc. acquisitions in July 2021 and April 2021, respectively, individually and in the aggregate did not materially contribute to our prescription transactions revenue for the three months ended March 31, 2022.

We believe COVID-19 continues to have an adverse impact on the growth of our prescription transactions revenue, due to the cumulative impact of lower healthcare utilization for approximately two years since the pandemic began. In addition, we recognized that a grocery chain had taken actions late in the first quarter of 2022 that impacted acceptance of discounted pricing for a subset of drugs from PBMs, who are our customers, and whose pricing we promote on our platform. This had an immaterial adverse impact on our prescription transactions revenue in the first quarter and is expected to have an adverse impact on prescription transactions revenue in the future that may be material. Prescription transactions at this grocer represented a material proportion of our prescription volume and revenue during the three months ended March 31, 2022. We are not aware of similar PBM-pharmacy issues at any other large volume pharmacies, and with the exception of the grocer in question, we believe our pharmacy and PBM relationships remain strong. For additional information, please see Part I, Item 1A, “Risk Factors – We rely on a limited number of industry participants.” in our 2021 10-K.

Subscription revenue for the three months ended March 31, 2022 increased $7.1 million, or 59%, compared to the three months ended March 31, 2021, driven primarily by an increase in the number of subscription plans to 1.2 million as of March 31, 2022, compared to 0.9 million as of March 31, 2021, as well as a favorable change in subscription plan mix. The increase in subscription revenue was also driven by a pricing increase for a subset of Gold subscribers during the three months ended March 31, 2022, which we expect to rollout for the remaining Gold subscribers by the end of the second quarter of 2022. We expect the increase in Gold pricing to result in slower subscriber growth relative to subscription revenue growth in the near term. We do not believe the grocer issue mentioned above materially impacted subscription revenue in the first quarter of 2022, though it may be impacted in the future.

Pharma manufacturer solutions revenue for the three months ended March 31, 2022 increased $14.1 million, or 150%, compared to the three months ended March 31, 2021, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers, as well as to a lesser extent from the impact of HealthiNation Inc., which we acquired in April 2021.

Other revenue for the three months ended March 31, 2022 increased $0.2 million, or 5%, compared to the three months ended March 31, 2021, driven by an increase in the number of telehealth visits on our platform.

We expect the percentage growth in subscription and pharma manufacturer solutions revenue to continue to outpace our prescription transactions revenue in the near to medium term as we continue to scale the capabilities and platforms of our subscription and pharma manufacturer solutions offerings.

Costs and Operating Expenses

Cost of revenue, exclusive of depreciation and amortization

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue, exclusive of depreciation and amortization	$12,280	$10,428	$1,852	18%
As a percentage of total revenue	6%	6%

Cost of revenue for the three months ended March 31, 2022 increased $1.9 million, or 18%, compared to the three months ended March 31, 2021. This increase was primarily driven by a $1.6 million increase in outsourced and in-house personnel related to consumer support to support our growth.

Product development and technology

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Product development and technology	$35,042	$26,160	$8,882	34%
As a percentage of total revenue	17%	16%

Product development and technology expenses for three months ended March 31, 2022 increased by $8.9 million, or 34%, compared to the three months ended March 31, 2021. This increase was primarily due to increases in payroll and related expenses of $6.8 million due to higher headcount and an increase in allocated overhead of $1.4 million in support of our product development efforts.

Sales and marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$92,950	$79,694	$13,256	17%
As a percentage of total revenue	46%	50%

Sales and marketing expenses for the three months ended March 31, 2022 increased by $13.3 million, or 17%, compared to the three months ended March 31, 2021. This increase was primarily due to a $6.2 million increase in advertising and promotional expenses and a $5.5 million increase in payroll and related expenses due to higher headcount.

General and administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$31,923	$43,786	$(11,863)	(27%)
As a percentage of total revenue	16%	27%

General and administrative expenses for the three months ended March 31, 2022 decreased by $11.9 million, or 27%, compared to the three months ended March 31, 2021. This decrease was primarily due to a $16.1 million decrease in stock-based compensation expense related to the Founders Awards made in connection with our IPO as further described in Note 11 to our condensed consolidated financial statements, partially offset by a $2.1 million increase in payroll and related expenses due to higher headcount, and a $2.1 million increase in professional and other fees to support our growth and operations as a public company.

Depreciation and amortization

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization	$11,373	$5,361	$6,012	112%
As a percentage of total revenue	6%	3%

Depreciation and amortization expenses for the three months ended March 31, 2022 increased by $6.0 million, or 112%, compared to the three months ended March 31, 2021. This increase was due primarily to a $3.0 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $2.9 million increase in amortization related to acquired intangible assets.

Interest Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$5,869	$5,905	$(36)	(1%)
As a percentage of total revenue	3%	4%

Interest expense for the three months ended March 31, 2022 decreased by 1% compared to the three months ended March 31, 2021 primarily due to lower average debt balances.

Income Tax (Expense) Benefit

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Income tax (expense) benefit	$(1,651)	$12,555	$(14,206)	(113%)
Effective income tax rate	11.8%	115.3%

For the three months ended March 31, 2022, we had an income tax expense of $1.7 million, compared to an income tax benefit of $12.6 million for the three months ended March 31, 2021 and an effective income tax rate of 11.8% and 115.3%, respectively. The change in our income tax (expense) benefit was primarily due to the full valuation allowance recorded in the fourth quarter of 2021 against our net deferred tax assets in excess of tax amortizable goodwill, which we maintained as of March 31, 2022. For more information regarding the valuation allowance, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based revolving credit facility which matures in October 2024. As of March 31, 2022, we had cash and cash equivalents of $845.4 million and $90.8 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. In April 2022 we acquired vitaCare for $150.0 million paid with cash and cash equivalents on hand. Refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2022, there were no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2021 10-K. We believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors” of our 2021 10-K.

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

Holding Company Status

GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangement contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of March 31, 2022. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to the notes to our consolidated financial statements included in our 2021 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$30,120	$45,485
Net cash used in investing activities	(34,401)	(9,695)
Net cash used in financing activities	(91,401)	(14,018)
Net change in cash, cash equivalents and restricted cash	$(95,682)	$21,772

Net cash provided by operating activities

Net cash flows provided by operating activities consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. The $15.4 million decrease in net cash provided by operations during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to a $15.3 million decrease from changes in operating assets and liabilities. The $10.6 million increase in net income was offset by $10.7 million decrease in non-cash adjustments, primarily driven by a decrease in stock-based compensation expense due principally to the Founders

Awards. The changes in operating assets and liabilities were primarily driven by the timing of payments for accrued expenses and accounts payable as well as by the timing of income tax payments and refunds.

Net cash used in investing activities

Net cash flows used in investing activities primarily consisted of cash used for acquisitions and investments, capital expenditures, and software development costs. The $24.7 million increase in net cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily related to $22.0 million in cash paid for an acquisition of a business and a minority equity interest investment in a privately-held company during the three months ended March 31, 2022, and a $3.7 million increase in software development costs, partially offset by a decrease of $1.0 million in purchases of property and equipment.

Net cash used in financing activities

Net cash flows from financing activities primarily consisted of payments related to our debt arrangements, proceeds from exercise of stock options, payments made related to repurchases of our Class A common stock, and payments made related to net share settlement of equity awards. The $77.4 million increase in net cash used in financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily related to $83.8 million for repurchases of our Class A common stock during the three months ended March 31, 2022, partially offset by a $1.3 million increase in proceeds from exercises of stock options and a $5.1 million decrease in payments related to net share settlement of equity awards.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments compared with those described in our 2021 10-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2022, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 10-K.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Part II, Item 1 is set forth in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated herein by this reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2021 10-K. For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement. The remaining net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. As of March 31, 2022, we estimate we have used approximately $114.4 million of the net proceeds from our IPO: (i) $34.4 million for the acquisition of businesses that complement our business and (ii) $80.0 million for the repurchases of our Class A common stock.

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2022.

Approximate Dollar
Value of Shares that
			Total Number of Shares	May Yet Be Repurchased
	Total Number of	Average Price Paid	Repurchased as Part of	Under the Program
Period	Shares Repurchased (1)	per Share (2)	Publicly Announced Program (1)	(in thousands)
January 1 - 31	—	$—	—	$—
February 1 - 28	—	$—	—	$—
March 1 - 31	5,637,005	$14.86	5,637,005	$166,235
Total	5,637,005		5,637,005

(1)
The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our stock repurchase program.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock.	S-1/A	333-248465	4.1	9/22/20

4.2	Form of Certificate of Class B Common Stock.	S-8	333-249069	4.4	9/25/20

10.1	Third Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated March 18, 2022.					*

10.2^+	Stock Purchase Agreement, dated as of March 6, 2022, by and between GoodRx, Inc. and TherapeuticsMD, Inc.					*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

^ Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is treated as confidential by us.

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

GOODRX HOLDINGS, INC.

Date: May 9, 2022	By:	/s/ Douglas Hirsch
Douglas Hirsch
Co-Chief Executive Officer
(principal executive officer)

Date: May 9, 2022	By:	/s/ Trevor Bezdek
Trevor Bezdek
Co-Chief Executive Officer
(principal executive officer)

Date: May 9, 2022	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(principal financial officer)

Date: May 9, 2022	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(principal accounting officer)