Form 10-Q
period 2022-06-30
GoodRx Holdings, Inc.
filed 2022-08-09
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 84,394,840 shares of Class A common stock, $0.0001 par value per share, and 313,731,628 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the impact of a grocery chain not accepting PBM pricing on our future results of operations, stock compensation, our stock repurchase program, business strategy, plans, market growth and our objectives for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$730,540	$941,109
Accounts receivable, net	122,878	118,080
Prepaid expenses and other current assets	40,539	29,638
Total current assets	893,957	1,088,827
Property and equipment, net	22,877	21,612
Goodwill	415,256	329,696
Intangible assets, net	131,719	88,791
Capitalized software, net	61,700	44,987
Operating lease right-of-use assets	28,507	27,705
Other assets	37,980	6,007
Total assets	$1,591,996	$1,607,625
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,825	$17,501
Accrued expenses and other current liabilities	49,766	50,732
Current portion of debt	7,029	7,029
Operating lease liabilities, current	5,998	5,851
Total current liabilities	79,618	81,113
Debt, net	653,830	655,858
Operating lease liabilities, net of current portion	33,600	33,592
Deferred tax liabilities, net	455	244
Other liabilities	6,553	5,138
Total liabilities	774,056	775,945
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 84,176 and 85,028 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; and Class B: 1,000,000 shares authorized, 313,732 and 315,534 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	2,222,729	2,247,347
Accumulated deficit	(1,404,829)	(1,415,707)
Total stockholders' equity	817,940	831,680
Total liabilities and stockholders' equity	$1,591,996	$1,607,625

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$191,798	$176,635	$395,127	$337,066
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	18,044	11,090	30,324	21,518
Product development and technology	35,404	29,567	70,446	55,727
Sales and marketing	94,338	88,381	187,288	168,075
General and administrative	34,740	39,579	66,663	83,365
Depreciation and amortization	13,319	8,369	24,692	13,730
Total costs and operating expenses	195,845	176,986	379,413	342,415
Operating (loss) income	(4,047)	(351)	15,714	(5,349)
Other expense, net:
Interest income	(857)	(13)	(909)	(29)
Interest expense	6,969	5,906	12,838	11,811
Total other expense, net	6,112	5,893	11,929	11,782
(Loss) income before income taxes	(10,159)	(6,244)	3,785	(17,131)
Income tax benefit	8,744	37,305	7,093	49,860
Net (loss) income	$(1,415)	$31,061	$10,878	$32,729
(Loss) earnings per share:
Basic	$(0.00)	$0.08	$0.03	$0.08
Diluted	$(0.00)	$0.07	$0.03	$0.08
Weighted average shares used in computing (loss) earnings per share:
Basic	412,135	408,363	413,405	407,273
Diluted	412,135	428,867	423,077	429,228

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$100	$181	$54	$302
Product development and technology	9,820	7,987	17,298	16,323
Sales and marketing	5,839	5,262	11,233	10,520
General and administrative	15,874	27,246	33,197	60,057

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	749	—	3,699	—	3,699
Stock-based compensation	—	—	32,161	—	32,161
Vesting of restricted stock units	822	—	—	—	—
Common stock withheld related to net share settlement	(364)	—	(9,561)	—	(9,561)
Repurchases of Class A common stock	(5,637)	—	(83,765)	—	(83,765)
Net income	—	—	—	12,293	12,293
Balance at March 31, 2022	396,132	$40	$2,189,881	$(1,403,414)	$786,507
Stock options exercised	1,176	—	4,109	—	4,109
Stock-based compensation	—	—	33,466	—	33,466
Vesting of restricted stock units	1,059	—	—	—	—
Common stock withheld related to net share settlement	(459)	—	(4,727)	—	(4,727)
Net loss	—	—	—	(1,415)	(1,415)
Balance at June 30, 2022	397,908	$40	$2,222,729	$(1,404,829)	$817,940

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	513	—	2,680	—	2,680
Stock-based compensation	—	—	48,254	—	48,254
Vesting of restricted stock units	608	—	—	—	—
Common stock withheld related to net share settlement	(324)	—	(14,902)	—	(14,902)
Net income	—	—	—	1,668	1,668
Balance at March 31, 2021	392,457	$39	$2,137,805	$(1,388,785)	$749,059
Stock options exercised	2,609	—	13,291	—	13,291
Stock-based compensation	—	—	42,366	—	42,366
Vesting of restricted stock units	631	—	—	—	—
Common stock withheld related to net share settlement	(304)	—	(11,383)	—	(11,383)
Net income	—	—	—	31,061	31,061
Balance at June 30, 2021	395,393	$39	$2,182,079	$(1,357,724)	$824,394

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$10,878	$32,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,692	13,730
Amortization of debt issuance costs	1,710	1,727
Non-cash operating lease expense	1,509	1,791
Stock-based compensation expense	61,782	87,202
Change in fair value of contingent consideration	240	—
Deferred income taxes	(336)	(364)
Loss on abandonment of operating lease assets	—	780
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(4,362)	(12,873)
Prepaid expenses and other assets	(8,439)	(47,241)
Accounts payable	(1,860)	4,917
Accrued expenses and other current liabilities	(2,089)	(1,897)
Operating lease liabilities	(2,156)	(590)
Other liabilities	(400)	500
Net cash provided by operating activities	81,169	80,411
Cash flows from investing activities
Purchase of property and equipment	(3,172)	(3,058)
Acquisitions, net of cash acquired	(156,853)	(125,728)
Capitalized software	(22,977)	(13,630)
Investment in minority equity interest	(15,007)	—
Net cash used in investing activities	(198,009)	(142,416)
Cash flows from financing activities
Payments on long-term debt	(3,515)	(3,515)
Payment for contingent consideration	—	(832)
Repurchases of Class A common stock	(83,765)	—
Proceeds from exercise of stock options	7,839	15,481
Employee taxes paid related to net share settlement of equity awards	(14,288)	(26,017)
Net cash used in financing activities	(93,729)	(14,883)
Net change in cash, cash equivalents and restricted cash	(210,569)	(76,888)
Cash, cash equivalents and restricted cash
Beginning of period	941,109	971,591
End of period	$730,540	$894,703
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,311	$471
Stock-based compensation included in capitalized software	3,845	3,418

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

GoodRx Holdings, Inc. was incorporated in September 2015 and has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. GoodRx, Inc. (“GoodRx”), a Delaware corporation initially formed in September 2011, is a wholly-owned subsidiary of GoodRx Intermediate Holdings, LLC, which itself is a wholly-owned subsidiary of GoodRx Holdings, Inc.

GoodRx Holdings, Inc. and its subsidiaries (collectively, "we," "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States. These services are free to consumers and we primarily earn revenue from our core business from pharmacy benefit managers ("PBMs") that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. We also offer other healthcare products and services, including subscriptions, pharma manufacturer solutions and telehealth services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes, which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 ("2021 10-K"). The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2021 10-K. There have been no material changes in accounting policies during the six months ended June 30, 2022 from those disclosed in the notes to our consolidated financial statements included in our 2021 10-K.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, including the accompanying notes. We base our estimates on historical factors, current circumstances including the impact of a grocery chain not accepting discounted pricing for a subset of drugs from our PBMs ("grocer issue"), consideration of the economic impact of COVID-19 and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis. Actual results can differ materially from these estimates, and such differences can affect the results of operations reported in future periods. Although the grocer issue has recently been addressed in August 2022 and we expect our discounted pricing to be consistently welcomed at the point of sale by the grocery chain, the sustained effects of the grocer issue on our business, future results of operations and financial condition continue to be difficult to estimate because there are several variables that are highly uncertain and cannot be predicted including, among others, consumer response to updated consumer pricing and timing and extent of returning user levels that have yet to be determined. As the impact of the grocer issue continues to develop, many of our estimates require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods.

Certain Risks and Concentrations

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable.

We maintain cash deposits with multiple financial institutions in the United States which, at times, may exceed federally insured limits. Cash may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We have not experienced any losses in such accounts. We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of money market funds, of $642.5 million and $852.5 million at June 30, 2022 and December 31, 2021, respectively, are classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended June 30, 2022, two customers accounted for approximately 12% and 11% of our revenue. For the three months ended June 30, 2021, three customers accounted for approximately 13%, 11% and 10% of our revenue. For the six months ended June 30, 2022, one customer accounted for approximately 12% of our revenue. For the six months ended June 30, 2021, three customers accounted for approximately 13%, 12% and 10% of our revenue. At June 30, 2022 and December 31, 2021, no customer accounted for more than 10% of our accounts receivable balance.

Equity Investments

We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") Topic 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Equity investments included in other assets on our accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 are $19.0 million and $4.0 million, respectively. We did not recognize any changes resulting from observable price changes or impairment loss during the three and six months ended June 30, 2022.

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

Recently Issued Accounting Pronouncements - Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("Topic 820"), which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new guidance to our consolidated financial statements.

3. Business Combinations

vitaCare Prescription Services, Inc.

On April 14, 2022, we acquired all of the equity interests of vitaCare Prescription Services, Inc. (“vitaCare”) from TherapeuticsMD, Inc. (the "Seller"), the sole stockholder of vitaCare for an initial cash payment of approximately $150.0 million, subject to customary adjustments, and additional payment or adjustment for contingent consideration payable of up to $7.0 million in cash and contingent consideration receivable based upon vitaCare's achievement of certain specified revenue described further below. We incurred a total of $1.6 million of transaction costs associated with this acquisition during 2022 consisting primarily of professional fees which were expensed as incurred and included within general and administrative expenses of our condensed consolidated statement of operations. vitaCare is a prescription technology and service platform that simplifies the prescription fulfillment process for consumers taking brand medications by helping them gain access to therapies and stay on those therapies for as long as medically appropriate. The purpose of the acquisition was to strengthen and expand the services currently available under our existing pharma manufacturer solutions platform.

We accounted for the vitaCare acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and recorded tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The estimated fair values of the acquired intangible assets are determined primarily by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Goodwill is measured as the excess of purchase consideration over the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The goodwill recorded in connection with this acquisition primarily relates to the expected long-term synergies and other benefits from the acquisition, including the acquired assembled workforce, and is expected to be tax deductible. The acquisition date estimated fair values of the contingent consideration payable and receivable associated with the business combination are based on the amounts of the consideration expected to be transferred or received using significant inputs that are not observable in the market (Level 3 inputs). The contingent consideration payable and receivable are remeasured to their estimated fair values on a recurring basis. Changes in the estimated fair values of the contingent consideration payable and receivable, if any, are recorded within general and administrative expenses in our condensed consolidated statements of operations.

The acquisition method of accounting for vitaCare remains incomplete with respect to acquired tangible and intangible assets and liabilities assumed as we continue to gather and evaluate information about circumstances that existed as of the acquisition date. The activities we are currently undertaking, include, but are not limited to, the following: review and evaluation of tangible assets acquired and liabilities assumed and third-party valuations that assist us in determining the estimated fair values of the contingent consideration payable and receivable and acquired intangible assets. Therefore, the acquired assets, liabilities assumed and contingent consideration payable and receivable associated with the acquisition have been measured based on preliminary estimates using assumptions that we believe are reasonable, utilizing information that is currently available. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

We also established a management incentive plan under which certain continuing vitaCare employees would be eligible to receive up to $10.0 million of additional cash compensation upon achievement of certain performance milestones through 2023. This management incentive plan has been accounted for separately from the business combination, excluded from the estimated purchase consideration, and will be recognized as post-combination expense over the performance period as the specified performance milestones are probable of being met.

The components of the estimated purchase consideration for vitaCare are as follows:

(in thousands)
Cash	$149,877
Fair value of contingent consideration payable	1,684
Fair value of contingent consideration receivable	(19,741)
Total estimated purchase consideration	$131,820

The preliminary allocation of the estimated purchase consideration for vitaCare is as follows:

(in thousands)
Accounts receivable	$433
Prepaid expenses and other current assets	50
Property and equipment	255
Intangible assets	52,000
Accounts payable	(752)
Accrued expenses and other current liabilities	(780)
Goodwill	80,614
Total estimated purchase consideration	$131,820

The preliminary amounts assigned to the acquired intangible assets and their estimated useful lives are as follows:

(dollars in thousands)	Fair Value	Weighted Average Useful Life (in years)
Developed technology	$30,000	5.0
Customer relationships	21,000	11.0
Tradename	1,000	3.0
	$52,000	7.4

Contingent Consideration Payable - The contingent consideration payable of up to $7.0 million in cash is based upon vitaCare's achievement of certain specified revenue results through 2023 as stipulated by the purchase agreement. The estimated fair value of the contingent consideration payable is based on the present value of the expected future payments to be made to the Seller using an option pricing model. As of June 30, 2022, the estimated fair value of the contingent consideration payable is $1.8 million.

Contingent Consideration Receivable - vitaCare entered into a commercial agreement with the Seller in connection with the acquisition. In accordance with the terms and conditions of the commercial agreement, the Seller is required to compensate vitaCare for certain pharmacy services over an initial 5-year term following the acquisition, with annual minimum guaranteed payments over the 5-year term totaling $66.3 million. The estimated fair value of the contingent consideration receivable is based on the present value of the expected future annual minimum guaranteed payments in excess of the estimated fair value of pharmacy services expected to be provided to the Seller for each respective year over the initial 5-year term and contains significant unobservable inputs (Level 3 inputs). Key inputs used in this estimate include projected revenue and a discount rate which incorporates the risk of achievement associated with the forecasts and the credit risk of the Seller. Significant changes in the projected revenue or discount rate would result in a significantly higher or lower fair value measurement. As of June 30, 2022, the estimated fair value of the contingent consideration receivable is $19.6 million, of which $3.6 million is included in prepaid expenses and other current assets and $16.0 million in other assets on our accompanying condensed consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value of the contingent consideration receivable during the three and six months ended June 30, 2022:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning balance	$—	$—
vitaCare acquisition	19,741	19,741
Changes in fair value	(109)	(109)
Ending balance	$19,632	$19,632

The following table reflects the pro forma unaudited consolidated results of operations for the periods presented as if the acquisition of vitaCare had occurred on January 1, 2021. The pro forma unaudited consolidated results of operations give effect to certain adjustments including: (i) transaction and severance costs incurred in connection with the acquisition; (ii) amortization expense related to the acquired intangible assets; and (iii) elimination of vitaCare's allocated interest expense related to the Seller's financing agreement whereby vitaCare was released from as guarantor upon the consummation of the acquisition. The pro forma unaudited consolidated results of operations are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Pro forma revenue	$191,874	$176,871	$395,698	$337,485
Pro forma net (loss) income	(2,335)	23,116	2,805	15,175

Revenue and net loss of vitaCare from the acquisition date through June 30, 2022 of $1.4 million and $7.3 million, respectively, are included in our accompanying condensed consolidated statement of operations.

flipMD, Inc.

On February 18, 2022, we acquired all of the equity interests of flipMD, Inc. ("flipMD") for $7.0 million in cash, subject to customary closing adjustments. flipMD is a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise and expands both our engagement with healthcare providers and services currently available under our existing pharma manufacturer solutions platform. Unaudited supplemental pro forma financial information and the revenue and earnings from the acquisition date through June 30, 2022 for the flipMD acquisition has not been presented because the effects are not material to our condensed consolidated financial statements.

The purchase accounting for the flipMD acquisition remains incomplete. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Income taxes receivable	$16,754	$8,331
Prepaid expenses	20,223	21,307
Current portion of contingent consideration receivable	3,562	—
Total prepaid expenses and other current assets	$40,539	$29,638

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued bonus and other payroll related	$14,517	$24,031
Accrued marketing	15,394	15,493
Deferred revenue	11,543	6,869
Other accrued expenses	8,312	4,339
Total accrued expenses and other current liabilities	$49,766	$50,732

Deferred revenue represents payments received in advance of providing services for subscriptions and certain advertising contracts with customers. We expect substantially all of the deferred revenue at June 30, 2022 will be recognized as revenue within the subsequent twelve months. Of the $6.9 million of deferred revenue at December 31, 2021, $1.3 million and $5.8 million were recognized as revenue during the three and six months ended June 30, 2022, respectively. Revenue recognized during the three and six months ended June 30, 2021 of $1.4 million and $5.7 million, respectively, was included as deferred revenue at December 31, 2020.

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

The effective income tax rate was 86.1% and 597.5% for the three months ended June 30, 2022 and 2021, respectively. The effective income tax rate was (187.4%) and 291.1% for the six months ended June 30, 2022 and 2021, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and six months ended June 30, 2022 and 2021 are due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits and excess tax benefits from our equity awards. The effective income tax rate for the three and six months ended June 30, 2022 was further impacted by the valuation allowance on our net deferred tax assets.

We consider all available evidence, both positive and negative in assessing the extent to which a valuation allowance should be applied against our net deferred tax assets. Due to cumulative three-year pre-tax losses adjusted for permanent adjustments, primarily from substantial excess tax benefits realized from the exercise of stock options granted prior to our initial public offering ("IPO"), and a significant number of outstanding stock options which may generate incremental excess tax benefits if they are exercised, we maintain a full valuation allowance against our net deferred tax assets in excess of tax amortizable goodwill as of June 30, 2022.

Our judgment regarding the need of a valuation allowance may reasonably change in the next twelve months. The exact timing and amount of any release of the valuation allowance is subject to change depending on the level of tax profitability that we achieve, changes in tax laws or regulations, and price fluctuations of our Class A common stock and its related effects on future excess tax benefits from outstanding stock options.

As of December 31, 2021, we had unrecognized tax benefits of $14.8 million, of which approximately $5.1 million of unrecognized tax benefits, if recognized, would impact the effective income tax rate. The remaining $9.7 million of unrecognized tax benefits would not impact the effective income tax rate to the extent that we continue to maintain a full valuation allowance against our net deferred tax assets. There were no significant changes to our unrecognized tax benefits during the three and six months ended June 30, 2022, and we do not expect to have any significant changes to unrecognized tax benefits through the end of 2022.

7. Debt

We have a term loan with an original principal amount of $700.0 million (the “First Lien Term Loan Facility”) under our first lien credit agreement (the “First Lien Credit Agreement”) obtained through our wholly owned subsidiary, GoodRx, as borrower and collateralized by substantially all of our assets and 100% of the equity of GoodRx. The First Lien Term Loan Facility requires quarterly payments through September 2025, with any unpaid principal and interest due upon maturity in October 2025, and bears interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for the three months ended June 30, 2022 and 2021 was 4.06% and 3.39%, respectively. The effective interest rate on the First Lien Term Loan Facility for the six months ended June 30, 2022 and 2021 was 3.72% and 3.39%, respectively.

We also have a line of credit with a maximum principal amount of $100.0 million (the “Revolving Credit Facility”) which matures in October 2024 and bears interest at LIBO Screen Rate plus rates ranging from 2.50% to 3.00% on used amounts and 0.25% to 0.50% on unused amounts. There are no borrowings outstanding as of June 30, 2022. The outstanding letters of credit issued total $9.2 million as of June 30, 2022, which reduce our available borrowings under the Revolving Credit Facility.

Our debt consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Principal balance under First Lien Term Loan Facility	$670,582	$674,097
Less: Unamortized debt issuance costs and discounts	(9,723)	(11,210)
	$660,859	$662,887

As of June 30, 2022, we are subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Credit Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At June 30, 2022, we are in compliance with our covenants.

8. Commitments and Contingencies

Aside from the below, as of June 30, 2022, there are no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2021 10-K.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assert that we failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with us. According to the complaints, when Amazon announced its competitor service, our stock price fell, causing investor losses. Lead plaintiff applications were submitted February 16, 2021, and on April 8, 2021, the court consolidated the two lawsuits under the caption In re GoodRx Holdings, Inc. (Case No. 2:20-cv-11444) and appointed Betty Kalmanson, Lawrence Kalmanson, Shawn Kalmanson, and Janice Kasbaum as Lead Plaintiffs. On June 7, 2021, Lead Plaintiffs filed a consolidated complaint containing substantially similar factual allegations as the prior complaints, but adding claims under Section 11 of the Securities Act of 1933. We filed a motion to dismiss the consolidated case on August 6, 2021, and Lead Plaintiffs subsequently filed an omnibus opposition to our motion to dismiss on October 5, 2021. We subsequently filed a reply in support of notice of motion and motion to dismiss. The court granted our motion to dismiss on January 2, 2022. The Lead Plaintiffs filed an amended complaint on February 7, 2022, and we filed a motion to dismiss the amended complaint on March 10, 2022. The Lead Plaintiffs filed a response to file an opposition to our motion to dismiss the amended complaint on April 14, 2022 and we filed a response on May 4, 2022. On June 9, 2022, the court granted our motion and dismissed the amended complaint with prejudice.

On April 29, 2021, May 5, 2021 and September 15, 2021, Neesha Patel, Wayne Geist and Alan Pinyavat, respectively, each filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671, Case No. 2:21-cv-03829 and Case No. 1:21-cv-01309, respectively). The plaintiffs assert claims for breach of fiduciary duty and contribution under the Exchange Act. Neesha Patel asserts additional claims for unjust enrichment and corporate waste and Alan Pinyavat asserts additional claims for unjust enrichment, abuse of control and gross mismanagement. These claims are based on allegations substantially similar to those in the class action lawsuit described above. Plaintiffs are requesting declaratory relief, money damages, restitution, and certain governance reforms. Plaintiffs did not make a pre-suit demand on our board of directors. The derivative lawsuits are stayed pending a final judgment of the class action lawsuit.

Based upon information presently known to our management, we have not accrued a loss for the class action and derivative lawsuits described above as the possibility of loss is remote.

In March 2020, we received a letter from the Federal Trade Commission ("FTC") indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to us regarding our sharing of data regarding individuals’ use of our website, app and services with service providers, including Google and Facebook. Since April 2020, we have timely responded to the FTC’s information requests and follow-up questions. On October 14, 2021, staff at the FTC notified us that they intended to recommend that the agency pursue an enforcement action against us and certain of our officers and employees. On January 12, 2022, staff at the FTC sent us an initial draft complaint and consent order. Notwithstanding our belief that we have complied with applicable regulations and have meritorious defenses to any claims or assertions to the contrary, we are negotiating a settlement with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC investigation. Settlement with the FTC, and/or related litigation with other parties, could include monetary costs and/or compliance requirements that impose costs to us. These costs may be material both individually and in the aggregate. Based on recent discussions with the FTC and the FTC’s recent settlement proposals, we have determined that a loss is probable and have accrued a reasonable estimate of the loss of $2.8 million during the three months ended June 30, 2022 within accrued expenses and other current liabilities on our condensed consolidated balance sheet. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including without limitation the FTC’s position with respect to the ongoing settlement negotiations. No assurance can be given regarding the ultimate outcome of this matter. Actual loss can be significantly greater or less than our estimated accrual. In the event that the FTC investigation results in a settlement payment by us, or a judgment against us, in an amount significantly in excess of our accrual, the resulting liability could have a material adverse effect upon our financial condition, results of operations and liquidity.

In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

9. Revenue

Revenue consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Prescription transactions revenue	$134,403	$144,857	$289,910	$278,918
Subscription revenue	25,985	14,316	45,095	26,323
Pharma manufacturer solutions revenue (1)	26,551	13,143	50,020	22,512
Other revenue	4,859	4,319	10,102	9,313
Total revenue	$191,798	$176,635	$395,127	$337,066

(1)
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

In March 2022, we repurchased and retired 5.6 million shares of our Class A common stock for an aggregate purchase price of $83.8 million under the repurchase program. We have $166.2 million available for future repurchases of our Class A common stock under the repurchase program as of June 30, 2022.

11. Stock-Based Compensation

Stock Options

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2021	13,568	$7.55	7.3 years	$341,929
Granted	1,163	17.17
Exercised	(749)	4.94
Expired / Cancelled / Forfeited	(281)	16.80
Outstanding at March 31, 2022	13,701	$8.32	7.0 years	$165,307
Granted	3,782	6.69
Exercised	(1,176)	3.49
Expired / Cancelled / Forfeited	(386)	9.47
Outstanding at June 30, 2022	15,921	$8.26	7.9 years	$8,326
Exercisable at June 30, 2022	6,849	$6.31	6.5 years	$8,318

The weighted average grant date fair value per share of stock options granted for the three and six months ended June 30, 2022 was $4.53 and $6.03, respectively.

For the three months ended June 30, 2022 and 2021, the stock-based compensation expense related to stock options was $3.6 million and $3.9 million, respectively. For the six months ended June 30, 2022 and 2021, the stock-based compensation expense related to stock options was $5.6 million and $8.1 million, respectively. At June 30, 2022, there is $44.0 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.7 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards and Restricted Stock Units (“RSUs”) activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2021	939	4,431	5,645	$29.64
Granted	—	2,283	—	17.88
Vested	—	(309)	(513)	31.83
Forfeited	—	(201)	—	38.32
Nonvested restricted stock awards or restricted stock units at March 31, 2022	939	6,204	5,132	$27.15
Granted	—	8,256	—	6.80
Vested	(470)	(546)	(513)	22.24
Forfeited	—	(472)	—	22.91
Nonvested restricted stock awards or restricted stock units at June 30, 2022	469	13,442	4,619	$18.60

Restricted Stock Units for Class A Common Stock

For the three months ended June 30, 2022 and 2021, the stock-based compensation expense related to RSUs for Class A common stock was $15.7 million and $12.3 million, respectively. For the six months ended June 30, 2022 and 2021, the stock-based compensation expense related to RSUs for Class A common stock was $29.5 million and $24.1 million, respectively. At June 30, 2022, there is $194.5 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 3.5 years.

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

For the three months ended June 30, 2022 and 2021, the stock-based compensation expense related to the Time-Vesting Founders Awards was $11.9 million and $24.0 million, respectively. For the six months ended June 30, 2022 and 2021, the stock-based compensation expense related to the Time-Vesting Founders Awards was $25.8 million and $54.0 million, respectively. At June 30, 2022, there is $43.6 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over a weighted average remaining service period of 1.2 years.

12. Basic and Diluted (Loss) Earnings Per Share

The computation of (loss) earnings per share for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(1,415)	$31,061	$10,878	$32,729
Denominator:
Weighted average shares - basic	412,135	408,363	413,405	407,273
Dilutive impact of stock options, restricted stock awards and restricted stock units	—	20,504	9,672	21,955
Weighted average shares - diluted	412,135	428,867	423,077	429,228
(Loss) earnings per share:
Basic	$(0.00)	$0.08	$0.03	$0.08
Diluted	$(0.00)	$0.07	$0.03	$0.08

The following weighted average potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options, restricted stock awards and restricted stock units	27,057	3,277	6,742	1,904

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”) filed with the SEC on March 1, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of our 2021 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

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

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. Our financial results for the three and six months ended June 30, 2022 have been impacted by actions taken by a grocery chain described below.

Late in the first quarter of 2022, a grocery chain had taken actions that impacted acceptance of discounted pricing for a subset of drugs from PBMs, who are our customers, and whose pricing we promote on our platform ("grocer issue"). This had an immaterial adverse impact on our prescription transactions revenue and Monthly Active Consumers in the first quarter of 2022, but had a material adverse impact on our prescription transactions revenue and Monthly Active Consumers in the second quarter of 2022. Although the grocer issue has recently been addressed in August 2022 and we expect our discounted pricing to be consistently welcomed at the point of sale by the grocery chain, it is expected to have a sustained adverse impact on our prescription transactions revenue and Monthly Active Consumers in the future that may continue to be material due to uncertainty around consumer response to updated consumer pricing and timing and extent of returning user levels. The estimated impact of the grocer issue on our prescription transactions revenue in the second quarter of 2022 was approximately $30.0 million. We are not aware of similar PBM-pharmacy issues at any other large volume pharmacies, and with the exception of the grocery chain in question, we believe our pharmacy and PBM relationships remain strong. For additional information, please see Part I, Item 1A, “Risk Factors – We rely on a limited number of industry participants.” in our 2021 10-K. In addition to the above, but to a lesser extent, the acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in April 2022 also had a negative impact on our net loss, net loss margin, Adjusted EBITDA and Adjusted EBITDA Margin for the three and six months ended June 30, 2022. vitaCare has a higher cost of revenue due to the operational nature of the business and has historically generated net losses and negative Adjusted EBITDA which we expect will continue in the near to medium term.

For the three months ended June 30, 2022 as compared to the same period of 2021:

•
Revenue grew 9% to $191.8 million from $176.6 million.
•
Net loss and net loss margin were $1.4 million and 0.7%, respectively, compared to net income and net income margin of $31.1 million and 17.6%, respectively. Net loss and net loss margin for the three months ended June 30, 2022 were further impacted by a $28.6 million decrease in income tax benefit, partially offset by a $9.0 million decrease in stock-based compensation expense primarily related to the Founders Awards (as defined and described in Note 11 to our condensed consolidated financial statements) made in connection with our initial public offering ("IPO").

•
Adjusted EBITDA and Adjusted EBITDA Margin were $47.2 million and 24.6%, respectively, down from $54.6 million and 30.9%, respectively.

For the six months ended June 30, 2022 as compared to the same period of 2021:

•
Revenue grew 17% to $395.1 million from $337.1 million.
•
Net income and net income margin were $10.9 million and 2.8%, respectively, down from $32.7 million and 9.7%, respectively. The decreases in the net income and net income margin were further impacted by a $42.8 million decrease in income tax benefit, partially offset by a $25.4 million decrease in stock-based compensation expense primarily related to the Founders Awards made in connection with our IPO.
•
Adjusted EBITDA was $111.9 million, up from $105.6 million principally from the continued growth of our business, which was materially impacted in the second quarter of 2022 by the grocer issue. Adjusted EBITDA Margin was 28.3% for the six months ended June 30, 2022, down from 31.3% for the comparable period last year.

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

Impact of COVID-19

We believe COVID-19 continues to have an adverse impact on our prescription transactions offering due to the cumulative impact of lower healthcare utilization for more than two years since the pandemic began, and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription transactions and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. In addition, we may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. This seasonality may impact revenue and sales and marketing expense. The rapid growth of our business through the first quarter of 2020 may have masked the extent of these trends. Since the second quarter of 2020, we saw the ongoing impact of COVID-19 pandemic further disrupt these trends, which may continue in future periods. Finally, the grocer issue may also impact sequential and year-over-year growth trends in the future.

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

Monthly Active Consumers

Our Monthly Active Consumers includes consumers we acquired through the acquisition of RxSaver, Inc. (acquired in April 2021) beginning in the third quarter of 2021. RxSaver, Inc. Monthly Active Consumers are estimated due to incomplete consumer information. Monthly Active Consumers for the three months ended June 30, 2022 was impacted by the grocer issue.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2022	2022	2021	2021	2021	2021
Monthly Active Consumers	5.8	6.4	6.4	6.4	6.0	5.7

Subscription Plans

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2022	2021	2021	2021	2021
Subscription plans	1,133	1,203	1,210	1,129	1,051	931

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

We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable for the periods presented, for acquisition related expenses, cash bonuses to vested option holders, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on abandonment and impairment of operating lease assets, restructuring related expenses, legal settlement expenses, charitable stock donation, and other income or expense, net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

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

The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, and presents net (loss) income margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net (loss) income	$(1,415)	$31,061	$10,878	$32,729
Adjusted to exclude the following:
Interest income	(857)	(13)	(909)	(29)
Interest expense	6,969	5,906	12,838	11,811
Income tax benefit	(8,744)	(37,305)	(7,093)	(49,860)
Depreciation and amortization	13,319	8,369	24,692	13,730
Financing related expenses (1)	5	58	9	315
Acquisition related expenses (2)	3,001	3,022	4,974	6,070
Restructuring related expenses (3)	45	—	356	—
Legal settlement expenses (4)	2,800	—	2,800	—
Stock-based compensation expense	31,633	40,676	61,782	87,202
Payroll tax expense related to stock-based compensation	472	2,016	1,555	2,844
Loss on abandonment of operating lease assets (5)	—	780	—	780
Adjusted EBITDA	$47,228	$54,570	$111,882	$105,592
Revenue	$191,798	$176,635	$395,127	$337,066
Net (loss) income margin (6)	(0.7%)	17.6%	2.8%	9.7%
Adjusted EBITDA Margin	24.6%	30.9%	28.3%	31.3%

(1)
Financing related expenses include third party fees related to proposed financings.
(2)
Acquisition related expenses include third party fees for actual or planned acquisitions, including related legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration.
(3)
Restructuring related expenses include employee severance and other personnel related costs in connection with workforce optimization and organizational changes to better align with our strategic goals and future scale.
(4)
Legal settlement expenses represent the estimated accrual of the probable loss with respect to the ongoing Federal Trade Commission ("FTC") investigation. See Note 8 to our condensed consolidated financial statements for additional information.
(5)
Non-cash loss with respect to certain leased office space that was abandoned.
(6)
Net (loss) income margin represents net loss or net income as a percentage of revenue.

Components of our Results of Operations

Revenue

Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as our subscription offerings, pharma manufacturer solutions offering, and our telehealth offerings. We expect subscription and pharma manufacturer solutions revenue to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale the capabilities and platforms of our subscription and pharma manufacturer solutions offerings. All of our revenue has been generated in the United States.

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

Costs and Operating Expenses

We incur the following expenses directly related to our cost of revenue and operating expenses:

•
Cost of revenue: Consists primarily of costs related to outsourced consumer support, healthcare provider costs for GoodRx Care, fulfilment costs for certain solutions provided to customers under our pharma manufacturer solutions offering, personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees and allocated overhead. Cost of revenue is largely driven by changes in our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the changes in mix of our various offerings.
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
•
Sales and marketing: Consists primarily of advertising and marketing expenses for consumer acquisition and retention, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees, third-party services and contractors, and allocated overhead. Sales and marketing expenses are primarily driven by investments to grow and retain our consumer base and may fluctuate based on the timing or level of our investments in consumer acquisition and retention. We continuously evaluate the impact of sales and marketing activities on our business and actively manage our sales and marketing spend, including investment in consumer acquisition, which is largely variable, as market and business conditions change.
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

Income Tax Benefit

Our income tax benefit consists of federal and state income taxes. Our effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, research and development tax credits, excess tax benefits from our equity awards and changes in the valuation allowance against our net deferred tax assets. For information regarding our calculation of income taxes in interim periods, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth information comparing the components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Prescription transactions revenue	$134,403	$144,857	$289,910	$278,918
Subscription revenue	25,985	14,316	45,095	26,323
Pharma manufacturer solutions revenue	26,551	13,143	50,020	22,512
Other revenue	4,859	4,319	10,102	9,313
Total revenue	191,798	176,635	395,127	337,066
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	18,044	11,090	30,324	21,518
Product development and technology	35,404	29,567	70,446	55,727
Sales and marketing	94,338	88,381	187,288	168,075
General and administrative	34,740	39,579	66,663	83,365
Depreciation and amortization	13,319	8,369	24,692	13,730
Total costs and operating expenses	195,845	176,986	379,413	342,415
Operating (loss) income	(4,047)	(351)	15,714	(5,349)
Other expense, net:
Interest income	(857)	(13)	(909)	(29)
Interest expense	6,969	5,906	12,838	11,811
Total other expense, net	6,112	5,893	11,929	11,782
(Loss) income before income taxes	(10,159)	(6,244)	3,785	(17,131)
Income tax benefit	8,744	37,305	7,093	49,860
Net (loss) income	$(1,415)	$31,061	$10,878	$32,729

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Prescription transactions revenue	$134,403	$144,857	$(10,454)	(7%)
Subscription revenue	25,985	14,316	11,669	82%
Pharma manufacturer solutions revenue	26,551	13,143	13,408	102%
Other revenue	4,859	4,319	540	13%
Total revenue	$191,798	$176,635	$15,163	9%

Prescription transactions revenue for the three months ended June 30, 2022 decreased $10.5 million, or 7%, compared to the three months ended June 30, 2021, driven primarily by a net 3% decrease in the number of our average Monthly Active Consumers principally due to the grocer issue as described above. This decrease was partially offset by organic growth in our Monthly Active Consumers as well as our ability to shift certain prescription transactions to other retailers. We believe the organic growth was due to our increasing consumer base over time, which we believe is a direct result of increased sales and marketing investment over time.

Subscription revenue for the three months ended June 30, 2022 increased $11.7 million, or 82%, compared to the three months ended June 30, 2021, driven primarily by a pricing increase for a subset of Gold subscribers initiated in the first quarter of 2022 and has been fully rolled-out for the remaining Gold subscribers as of the end of the second quarter of 2022. The increase in revenue was also driven by an 8% increase in the number of subscription plans to 1,133 thousand as of June 30, 2022, compared to 1,051 thousand as of June 30, 2021. We expect the increase in Gold pricing to result in slower subscriber growth relative to subscription revenue growth in the near term. We do not believe the grocer issue materially impacted subscription revenue in the first half of 2022, though it may be materially impacted in the future.

Pharma manufacturer solutions revenue for the three months ended June 30, 2022 increased $13.4 million, or 102%, compared to the three months ended June 30, 2021, driven primarily by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers.

Other revenue for the three months ended June 30, 2022 increased $0.5 million, or 13%, compared to the three months ended June 30, 2021, driven by an increase in the number of telehealth visits on our platform.

Our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the three months ended June 30, 2022 compared to the same period of 2021.

Costs and Operating Expenses

Cost of revenue, exclusive of depreciation and amortization

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue, exclusive of depreciation and amortization	$18,044	$11,090	$6,954	63%
As a percentage of total revenue	9%	6%

Cost of revenue for the three months ended June 30, 2022 increased $7.0 million, or 63%, compared to the three months ended June 30, 2021. This increase was primarily driven by a $2.7 million increase in outsourced and in-house personnel related to consumer support, principally as a result of the acquisition of vitaCare in April 2022, and a $2.2 million increase in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.

Product development and technology

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Product development and technology	$35,404	$29,567	$5,837	20%
As a percentage of total revenue	18%	17%

Product development and technology expenses for the three months ended June 30, 2022 increased by $5.8 million, or 20%, compared to the three months ended June 30, 2021. This increase was primarily due to a $4.6 million increase in payroll and related expenses due to higher headcount in support of our product development efforts.

Sales and marketing

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$94,338	$88,381	$5,957	7%
As a percentage of total revenue	49%	50%

Sales and marketing expenses for the three months ended June 30, 2022 increased by $6.0 million, or 7%, compared to the three months ended June 30, 2021. This increase was primarily due to a $7.6 million increase in payroll and related expenses due to higher headcount and a $1.8 million increase in third-party services and contractors to support our sales and marketing initiatives, partially offset by a $4.8 million decrease in advertising and promotional expenses.

General and administrative

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$34,740	$39,579	$(4,839)	(12%)
As a percentage of total revenue	18%	22%

General and administrative expenses for the three months ended June 30, 2022 decreased by $4.8 million, or 12%, compared to the three months ended June 30, 2021. This decrease was primarily due to a $12.1 million decrease in stock-based compensation expense related to the Founders Awards made in connection with our IPO as further described in Note 11 to our condensed consolidated financial statements, partially offset by a $3.6 million increase in payroll and related expenses due to higher headcount to support our growth and operations as a public company, and a $2.8 million estimated legal settlement accrual of the probable loss recognized in the second quarter of 2022 with respect to the ongoing FTC investigation.

Depreciation and amortization

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization	$13,319	$8,369	$4,950	59%
As a percentage of total revenue	7%	5%

Depreciation and amortization expenses for the three months ended June 30, 2022 increased by $5.0 million, or 59%, compared to the three months ended June 30, 2021. This increase was due primarily to a $3.3 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $1.4 million increase in amortization related to acquired intangible assets.

Interest Expense

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$6,969	$5,906	$1,063	18%
As a percentage of total revenue	4%	3%

Interest expense for the three months ended June 30, 2022 increased by 18% compared to the three months ended June 30, 2021, primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax Benefit

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Income tax benefit	$8,744	$37,305	$(28,561)	(77%)
Effective income tax rate	86.1%	597.5%

For the three months ended June 30, 2022, we had an income tax benefit of $8.7 million, compared to an income tax benefit of $37.3 million for the three months ended June 30, 2021 and an effective income tax rate of 86.1% and 597.5%, respectively. The change in our income tax benefit was primarily due to the current effects of the full valuation allowance recorded in the fourth quarter of 2021 against our net deferred tax assets in excess of tax amortizable goodwill, which we maintained as of June 30, 2022, and a decrease in our excess tax benefits from our equity awards. See Note 6 to our condensed consolidated financial statements for more information regarding the valuation allowance.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Prescription transactions revenue	$289,910	$278,918	$10,992	4%
Subscription revenue	45,095	26,323	18,772	71%
Pharma manufacturer solutions revenue	50,020	22,512	27,508	122%
Other revenue	10,102	9,313	789	8%
Total revenue	$395,127	$337,066	$58,061	17%

Prescription transactions revenue for the six months ended June 30, 2022 increased $11.0 million, or 4%, compared to the six months ended June 30, 2021, driven primarily by a net 4% increase in the number of our average Monthly Active Consumers from organic growth. We believe the organic growth was due to our increasing consumer base over time, which we believe is a direct result of increased sales and marketing investment over time. The organic growth in our Monthly Active Consumers was partially offset by the impact from the grocer issue, which was lessened by our ability to shift certain prescription transactions to other retailers.

The increases in subscription, pharma manufacturer solutions and other revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were driven by the same factors described above for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the six months ended June 30, 2022 compared to the same period of 2021.

Costs and Operating Expenses

Cost of revenue, exclusive of depreciation and amortization

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue, exclusive of depreciation and amortization	$30,324	$21,518	$8,806	41%
As a percentage of total revenue	8%	6%

Cost of revenue for the six months ended June 30, 2022 increased $8.8 million, or 41%, compared to the six months ended June 30, 2021. This increase was primarily driven by a $4.3 million increase in outsourced and in-house personnel related to consumer support, principally as a result of the acquisition of vitaCare in April 2022, and a $1.8 million increase in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.

Product development and technology

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Product development and technology	$70,446	$55,727	$14,719	26%
As a percentage of total revenue	18%	17%

Product development and technology expenses for the six months ended June 30, 2022 increased by $14.7 million, or 26%, compared to the six months ended June 30, 2021. This increase was primarily due to a $11.4 million increase in payroll and related expenses due to higher headcount in support of our product development efforts.

Sales and marketing

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$187,288	$168,075	$19,213	11%
As a percentage of total revenue	47%	50%

Sales and marketing expenses for the six months ended June 30, 2022 increased by $19.2 million, or 11%, compared to the six months ended June 30, 2021. This increase was primarily due to a $13.1 million increase in payroll and related expenses due to higher headcount, a $2.2 million increase in third-party services and contractors to support our sales and marketing initiatives and a $1.4 million increase in advertising and promotional expenses.

General and administrative

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$66,663	$83,365	$(16,702)	(20%)
As a percentage of total revenue	17%	25%

General and administrative expenses for the six months ended June 30, 2022 decreased by $16.7 million, or 20%, compared to the six months ended June 30, 2021. This decrease was primarily due to a $28.2 million decrease in stock-based compensation expense related to the Founders Awards made in connection with our IPO as further described in Note 11 to our condensed consolidated financial statements, partially offset by a $5.7 million increase in payroll and related expenses due to higher headcount to support our growth and operations as a public company, and a $2.8 million estimated legal settlement accrual of the probable loss recognized in the second quarter of 2022 with respect to the ongoing FTC investigation.

Depreciation and amortization

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization	$24,692	$13,730	$10,962	80%
As a percentage of total revenue	6%	4%

Depreciation and amortization expenses for the six months ended June 30, 2022 increased by $11.0 million, or 80%, compared to the six months ended June 30, 2021. This increase was due primarily to a $6.3 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $4.3 million increase in amortization related to acquired intangible assets.

Interest Expense

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$12,838	$11,811	$1,027	9%
As a percentage of total revenue	3%	4%

Interest expense for the six months ended June 30, 2022 increased by 9% compared to the six months ended June 30, 2021, primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax Benefit

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Income tax benefit	$7,093	$49,860	$(42,767)	(86%)
Effective income tax rate	(187.4%)	291.1%

For the six months ended June 30, 2022, we had an income tax benefit of $7.1 million, compared to an income tax benefit of $49.9 million for the six months ended June 30, 2021 and an effective income tax rate of (187.4%) and 291.1%, respectively. The change in our income tax benefit was primarily due to the current effects of the full valuation allowance recorded in the fourth quarter of 2021 against our net deferred tax assets in excess of tax amortizable goodwill, which we maintained as of June 30, 2022, and a decrease in our excess tax benefits from our equity awards. See Note 6 to our condensed consolidated financial statements for more information regarding the valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based revolving credit facility which matures in October 2024. As of June 30, 2022, we have cash and cash equivalents of $730.5 million and $90.8 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

As of June 30, 2022, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2021 10-K. Based on current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors” of our 2021 10-K.

If necessary, we may borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, including rising interest rates, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Holding Company Status

GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangement contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. are restricted pursuant to the terms of our debt arrangements as of June 30, 2022. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to the notes to our consolidated financial statements included in our 2021 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$81,169	$80,411
Net cash used in investing activities	(198,009)	(142,416)
Net cash used in financing activities	(93,729)	(14,883)
Net change in cash, cash equivalents and restricted cash	$(210,569)	$(76,888)

Net cash provided by operating activities

Net cash provided by operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The $0.8 million increase in net cash provided by operating activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to a decrease of $21.9 million in net income and a decrease of $15.3 million in non-cash adjustments, primarily driven by a decrease in stock-based compensation expense due principally to the Founders Awards, offset by a $37.9 million increase in changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments and collections for accounts payable and accounts receivable, respectively.

Net cash used in investing activities

Net cash used in investing activities primarily consist of cash used for acquisitions and investments, capital expenditures, and software development costs. The $55.6 million increase in net cash used in investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily related to an increase of $46.1 million in cash paid for acquisition of businesses and a minority equity interest investment in a privately-held company, and a $9.4 million increase in software development costs.

Net cash used in financing activities

Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options. The $78.8 million increase in net cash used in financing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily related to $83.8 million for repurchases of our Class A common stock in March 2022 and a $7.6 million decrease in proceeds from exercises of stock options, partially offset by a $11.7 million decrease in payments related to net share settlement of equity awards.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments compared with those described in our 2021 10-K.

Critical Accounting Policies and Estimates

Except as noted below, during the three months ended June 30, 2022, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 10-K.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date in accordance with Accounting Standards Codification 805, Business Combinations. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Contingent consideration arising from a business combination, if any, is included as part of purchase consideration and recorded at fair value as of the acquisition date. Contingent consideration arrangements are remeasured at fair value at each reporting period subsequent to the acquisition date until the contingency is resolved.

The valuations of intangible assets and contingent consideration use different valuation methods depending on the asset acquired and underlying nature of the contingency and that may include significant estimates and judgments. Our critical accounting estimates are primarily those relating to forecasts of revenue and estimates of discount rates used in the valuation of developed technology and customer related intangible assets and the contingent consideration receivable.

For developed technology and customer related intangible assets, our revenue forecasts include assumptions about future industry conditions, macroeconomic events such as the COVID-19 pandemic, our ability to renew contracts in a competitive bidding process, among other factors. The discount rates focus on rates of return for equity and debt and are calculated using public information from selected guideline companies. The magnitude of the discount rates reflects the perceived risk of each investment, which requires significant judgment. A change in the estimated risk of the acquired companies' cash flows would change the discount rates applied, which in turn could significantly affect the valuation of our acquired developed technology and customer related intangible assets.

For contingent consideration receivable, our revenue forecasts include assumptions relating to the fair value of services expected to be provided to seller which includes specific assumptions about the seller’s ability to continue to order such services given the seller’s liquidity position, among other macroeconomic and industry factors. The discount rate focuses on the level of risk of achievement of the forecasts and the credit and financial stability of the seller including its financial wherewithal for future payment of the receivable, which requires significant judgment. A change in the seller's liquidity position and future outlook would change the revenue forecasts and discount rate applied and our estimate of the realizability of the contingent consideration receivable, which in turn would affect the valuation of the contingent consideration receivable. Changes in the valuation of the contingent consideration receivable are recorded in general and administrative expenses in our consolidated statement of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the expected use of the net proceeds from our IPO as described in our Registration Statement. The remaining net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. As of June 30, 2022, we estimate we have used approximately $244.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business and (ii) $80.0 million for the repurchases of our Class A common stock.

Issuer Repurchases of Equity Securities

There has been no share repurchase activity under our stock repurchase program for the quarter ended June 30, 2022. See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock.	S-1/A	333-248465	4.1	9/22/20

4.2	Form of Certificate of Class B Common Stock.	S-8	333-249069	4.4	9/25/20

10.1	Offer Letter for Raj Beri, dated May 6, 2022.					*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: August 8, 2022	By:	/s/ Douglas Hirsch
Douglas Hirsch
Co-Chief Executive Officer
(principal executive officer)

Date: August 8, 2022	By:	/s/ Trevor Bezdek
Trevor Bezdek
Co-Chief Executive Officer
(principal executive officer)

Date: August 8, 2022	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(principal financial officer)

Date: August 8, 2022	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(principal accounting officer)