Form 10-Q
period 2022-09-30
GoodRx Holdings, Inc.
filed 2022-11-09
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 82,458,058 shares of Class A common stock, $0.0001 par value per share, and 313,731,628 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the impact of a grocery chain not accepting PBM pricing on our future results of operations, stock compensation, our stock repurchase program, impacts of our cost savings initiatives, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our ability to achieve broad market education and change consumer purchasing habits; our ability to continue to attract, acquire and retain consumers in a cost-effective manner; our reliance on our prescription transactions offering and ability to expand our offerings; changes in medication pricing and pricing structures; our inability to control the categories and types of prescriptions for which we can offer savings or discounted prices; our reliance on a limited number of industry participants; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infection disease, including the COVID-19 pandemic; the accuracy of our estimate of our total addressable market and other operational metrics; the development of the telehealth market; our ability to maintain and expand a network of skilled telehealth providers; risks related to negative media coverage; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform and brand; risks related to any failure to maintain effective internal control over ﬁnancial reporting; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to information technology and cyber-security; compliance with government regulation of the internet, e-commerce and data and other regulations; our ability to utilize our net operating loss carryforwards and certain other tax attributes; our ability to attract, develop, motivate and retain well-qualified employees; risks related to general economic factors, natural disasters or other unexpected events; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites; our reliance on third-party platforms to distribute our platform and offerings; our reliance on software as-a-service technologies from third parties; systems failures or other disruptions in the operations of these parties on which we depend; changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters; the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; risks related to the recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending which may adversely affect our business, financial condition and results of operations; the risk that we may not achieve the intended outcomes of our recent reduction in force; as well as the other important factors discussed in the sections entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 10-K”) and this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$728,786	$941,109
Accounts receivable, net	120,886	118,080
Prepaid expenses and other current assets	28,716	29,638
Total current assets	878,388	1,088,827
Property and equipment, net	22,287	21,612
Goodwill	415,256	329,696
Intangible assets, net	125,900	88,791
Capitalized software, net	71,299	44,987
Operating lease right-of-use assets	27,971	27,705
Other assets	25,958	6,007
Total assets	$1,567,059	$1,607,625
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$10,855	$17,501
Accrued expenses and other current liabilities	61,025	50,732
Current portion of debt	7,029	7,029
Operating lease liabilities, current	6,057	5,851
Total current liabilities	84,966	81,113
Debt, net	652,814	655,858
Operating lease liabilities, net of current portion	32,551	33,592
Deferred tax liabilities, net	650	244
Other liabilities	7,675	5,138
Total liabilities	778,656	775,945
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 82,333 and 85,028 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; and Class B: 1,000,000 shares authorized, 313,732 and 315,534 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	2,234,926	2,247,347
Accumulated deficit	(1,446,563)	(1,415,707)
Total stockholders' equity	788,403	831,680
Total liabilities and stockholders' equity	$1,567,059	$1,607,625

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$187,318	$195,102	$582,445	$532,168
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	17,395	11,271	47,719	32,789
Product development and technology	35,921	35,073	106,367	90,800
Sales and marketing	86,215	95,651	273,503	263,726
General and administrative	49,548	35,947	116,211	119,312
Depreciation and amortization	13,952	10,161	38,644	23,891
Total costs and operating expenses	203,031	188,103	582,444	530,518
Operating (loss) income	(15,713)	6,999	1	1,650
Other expense, net:
Interest income	(2,920)	(13)	(3,829)	(42)
Interest expense	9,478	5,928	22,316	17,739
Total other expense, net	6,558	5,915	18,487	17,697
(Loss) income before income taxes	(22,271)	1,084	(18,486)	(16,047)
Income tax (expense) benefit	(19,463)	(19,153)	(12,370)	30,707
Net (loss) income	$(41,734)	$(18,069)	$(30,856)	$14,660
(Loss) earnings per share:
Basic	$(0.10)	$(0.04)	$(0.07)	$0.04
Diluted	$(0.10)	$(0.04)	$(0.07)	$0.03
Weighted average shares used in computing (loss) earnings per share:
Basic	412,956	411,223	413,254	408,604
Diluted	412,956	411,223	413,254	429,695

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$136	$238	$190	$540
Product development and technology	8,029	10,333	25,327	26,656
Sales and marketing	4,766	5,638	15,999	16,158
General and administrative	16,107	23,771	49,304	83,828

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	749	—	3,699	—	3,699
Stock-based compensation	—	—	32,161	—	32,161
Vesting of restricted stock units	822	—	—	—	—
Common stock withheld related to net share settlement	(364)	—	(9,561)	—	(9,561)
Repurchases of Class A common stock	(5,637)	—	(83,765)	—	(83,765)
Net income	—	—	—	12,293	12,293
Balance at March 31, 2022	396,132	$40	$2,189,881	$(1,403,414)	$786,507
Stock options exercised	1,176	—	4,109	—	4,109
Stock-based compensation	—	—	33,466	—	33,466
Vesting of restricted stock units	1,059	—	—	—	—
Common stock withheld related to net share settlement	(459)	—	(4,727)	—	(4,727)
Net loss	—	—	—	(1,415)	(1,415)
Balance at June 30, 2022	397,908	$40	$2,222,729	$(1,404,829)	$817,940
Stock options exercised	245	—	1,271	—	1,271
Stock-based compensation	—	—	32,151	—	32,151
Vesting of restricted stock units	1,256	—	—	—	—
Common stock withheld related to net share settlement	(525)	—	(3,269)	—	(3,269)
Repurchases of Class A common stock	(2,819)	—	(17,956)	—	(17,956)
Net loss	—	—	—	(41,734)	(41,734)
Balance at September 30, 2022	396,065	$40	$2,234,926	$(1,446,563)	$788,403

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	513	—	2,680	—	2,680
Stock-based compensation	—	—	48,254	—	48,254
Vesting of restricted stock units	608	—	—	—	—
Common stock withheld related to net share settlement	(324)	—	(14,902)	—	(14,902)
Net income	—	—	—	1,668	1,668
Balance at March 31, 2021	392,457	$39	$2,137,805	$(1,388,785)	$749,059
Stock options exercised	2,609	—	13,291	—	13,291
Stock-based compensation	—	—	42,366	—	42,366
Vesting of restricted stock units	631	—	—	—	—
Common stock withheld related to net share settlement	(304)	—	(11,383)	—	(11,383)
Net income	—	—	—	31,061	31,061
Balance at June 30, 2021	395,393	$39	$2,182,079	$(1,357,724)	$824,394
Stock options exercised	2,733	—	14,135	—	14,135
Stock-based compensation	—	—	42,593	—	42,593
Vesting of restricted stock units	985	—	—	—	—
Common stock withheld related to net share settlement	(430)	—	(16,657)	—	(16,657)
Net loss	—	—	—	(18,069)	(18,069)
Balance at September 30, 2021	398,681	$39	$2,222,150	$(1,375,793)	$846,396

See accompanying Notes to Condensed Consolidated Financial Statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net (loss) income	$(30,856)	$14,660
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,644	23,891
Amortization of debt issuance costs	2,562	2,586
Non-cash operating lease expense	2,314	2,451
Stock-based compensation expense	90,820	127,182
Change in fair value of contingent consideration	16,857	—
Deferred income taxes	(141)	(33,217)
Loss on abandonment of operating lease assets	—	1,430
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(2,370)	(24,380)
Prepaid expenses and other assets	(3,137)	5,696
Accounts payable	(8,011)	4,322
Accrued expenses and other current liabilities	9,097	5,311
Operating lease liabilities	(3,415)	(1,501)
Other liabilities	2,537	538
Net cash provided by operating activities	114,901	128,969
Cash flows from investing activities
Purchase of property and equipment	(3,817)	(3,764)
Acquisitions, net of cash acquired	(156,853)	(140,268)
Capitalized software	(36,107)	(21,434)
Investment in minority equity interest	(15,007)	(4,008)
Net cash used in investing activities	(211,784)	(169,474)
Cash flows from financing activities
Payments on long-term debt	(5,272)	(5,272)
Payment for contingent consideration	—	(832)
Repurchases of Class A common stock	(101,721)	—
Proceeds from exercise of stock options	9,110	29,715
Employee taxes paid related to net share settlement of equity awards	(17,557)	(42,674)
Net cash used in financing activities	(115,440)	(19,063)
Net change in cash, cash equivalents and restricted cash	(212,323)	(59,568)
Cash, cash equivalents and restricted cash
Beginning of period	941,109	971,591
End of period	$728,786	$912,023
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,311	$523
Stock-based compensation included in capitalized software	6,958	6,031

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes, which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 ("2021 10-K"). The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Our significant accounting policies are discussed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2021 10-K. There have been no material changes in accounting policies during the nine months ended September 30, 2022 from those disclosed in the notes to our consolidated financial statements included in our 2021 10-K.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, including the accompanying notes. We base our estimates on historical factors; current circumstances, including the impact of a grocery chain that previously did not accept discounted pricing for a subset of drugs from our PBMs starting late in the first quarter of 2022 ("grocer issue"); consideration of the economic impact of COVID-19; and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis. Actual results can differ materially from these estimates, and such differences can affect the results of operations reported in future periods. Although the grocer issue was addressed in August 2022 and our discounted pricing is currently consistently welcomed at the point of sale by the grocery chain, the sustained effects of the grocer issue on our business, future results of operations and financial condition continue to be difficult to estimate because there are several variables that are highly uncertain including, among others, consumer response to updated consumer pricing and timing and extent of returning user levels that have yet to be determined.

Certain Risks and Concentrations

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable.

We maintain cash deposits with multiple financial institutions in the United States which, at times, may exceed federally insured limits. Cash may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We have not experienced any losses in such accounts. We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of money market funds, of $642.5 million and $852.5 million at September 30, 2022 and December 31, 2021, respectively, are classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended September 30, 2022, one customer accounted for approximately 13% of our revenue. For the three months ended September 30, 2021, two customers accounted for approximately 14% and 10% of our revenue. For the nine months ended September 30, 2022, one customer accounted for approximately 13% of our revenue. For the nine months ended September 30, 2021, three customers accounted for approximately 13%, 12% and 10% of our revenue. At September 30, 2022 and December 31, 2021, no customer accounted for more than 10% of our accounts receivable balance.

Equity Investments

We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") Topic 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Equity investments included in other assets on our accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 are $19.0 million and $4.0 million, respectively. We did not recognize any changes resulting from observable price changes or impairment loss during the three and nine months ended September 30, 2022.

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

The acquisition method of accounting for vitaCare remains incomplete with respect to the acquired intangible assets, contingent consideration receivable and payable, as we continue to gather and evaluate information about circumstances that existed as of the acquisition date. The activities we are currently undertaking, include, but are not limited to, the following: review and evaluation of third-party valuations that assist us in determining the estimated fair values of the acquired intangible assets, contingent consideration receivable and payable, which have been measured based on preliminary estimates using assumptions that we believe are reasonable, utilizing information that is currently available. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

We also established a management incentive plan under which certain continuing vitaCare employees are eligible to receive up to $10.0 million of additional cash compensation upon achievement of certain performance milestones through 2023. This management incentive plan has been accounted for separately from the business combination, excluded from the estimated purchase consideration, and is recognized as post-combination expense over the performance period to the extent the specified performance milestones are probable of being met.

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

Contingent Consideration Payable - The contingent consideration payable of up to $7.0 million in cash is based upon vitaCare's achievement of certain specified revenue results through 2023 as stipulated by the purchase agreement. The estimated fair value of the contingent consideration payable is based on the present value of the expected future payments to be made to the Seller using an option pricing model. As of September 30, 2022, no future contingent payments are expected to be made to the Seller as vitaCare's achievement of the specified revenue results through 2023 are no longer probable of being met. The change in the fair value of the contingent consideration payable of approximately $1.8 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, were recorded within general and administrative expenses in our accompanying condensed consolidated statements of operations.

Contingent Consideration Receivable - vitaCare entered into a commercial agreement with the Seller in connection with the acquisition. In accordance with the terms and conditions of the commercial agreement, the Seller is required to compensate vitaCare for certain pharmacy services over an initial 5-year term following the acquisition, with annual minimum guaranteed payments over the 5-year term totaling $66.3 million. The estimated fair value of the contingent consideration receivable at the acquisition date and as of June 30, 2022 were based on the present value of the expected future annual minimum guaranteed payments in excess of the estimated fair value of pharmacy services expected to be provided to the Seller for each respective year over the initial 5-year term and contains significant unobservable inputs (Level 3 inputs). Key inputs used in this estimate include projected revenue and a discount rate which incorporate the risk of achievement associated with the forecasts and the credit risk of the Seller. Significant changes in the projected revenue or discount rate would result in a significantly higher or lower fair value measurement. As of September 30, 2022, the fair value of the contingent consideration receivable was remeasured based on a probability weighting certain scenarios which incorporates the increased risk of collectability of the contingent consideration principally due to certain events that occurred during the three months ended September 30, 2022 with respect to the Seller's financing activities that we believe cast substantial doubt on the Seller's ability to pay. Scenarios in the fair value remeasurement include (i) the Seller is no longer able to pay the contingent consideration, and (ii) the Seller obtains sufficient funding to pay the obligations and achieves the projected revenue over the 5-year term. The key inputs used in this estimate are the probabilities applied to the above two assumed scenarios. A significant change in the probability weighting would result in a significantly higher fair value measurement.

The following table shows a reconciliation of the beginning and ending fair value of the contingent consideration receivable during the three and nine months ended September 30, 2022:

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning balance	$19,632	$—
vitaCare acquisition	—	19,741
Changes in fair value	(18,432)	(18,541)
Ending balance	$1,200	$1,200

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Pro forma revenue	$187,318	$195,299	$583,016	$532,784
Pro forma net loss	(41,734)	(26,719)	(38,929)	(11,544)

vitaCare's revenue for the three and nine months ended September 30, 2022 of $2.0 million and $3.4 million, respectively, is included in our accompanying condensed consolidated statements of operations. Disclosure of the standalone earnings or loss of vitaCare is not practicable as expenses associated with significant back-office, product development and technology and go-to-market processes of the vitaCare business have been substantially integrated into our consolidated operations.

flipMD, Inc.

On February 18, 2022, we acquired all of the equity interests of flipMD, Inc. ("flipMD") for $7.0 million in cash, subject to customary closing adjustments. flipMD is a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise and expands both our engagement with healthcare providers and services currently available under our existing pharma manufacturer solutions platform. Unaudited supplemental pro forma financial information and the revenue and earnings from the acquisition date through September 30, 2022 for the flipMD acquisition has not been presented because the effects are not material to our condensed consolidated financial statements.

The acquisition method of accounting for the flipMD acquisition remains incomplete. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Income taxes receivable	$2,164	$8,331
Prepaid expenses	25,352	21,307
Contingent consideration receivable	1,200	—
Total prepaid expenses and other current assets	$28,716	$29,638

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued bonus and other payroll related	$21,900	$24,031
Accrued marketing	16,683	15,493
Deferred revenue	10,998	6,869
Other accrued expenses	11,444	4,339
Total accrued expenses and other current liabilities	$61,025	$50,732

Deferred revenue represents payments received in advance of providing services for subscriptions and certain advertising contracts with customers. We expect substantially all of the deferred revenue at September 30, 2022 will be recognized as revenue within the subsequent twelve months. Of the $6.9 million of deferred revenue at December 31, 2021, $0.7 million and $6.5 million were recognized as revenue during the three and nine months ended September 30, 2022, respectively. Revenue recognized during the three and nine months ended September 30, 2021 of $0.8 million and $6.5 million, respectively, was included as deferred revenue at December 31, 2020.

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

For the three and nine months ended September 30, 2022, we calculated interim income taxes by applying an estimated annual effective income tax rate to year-to-date income or loss before income taxes and by calculating the tax effect of discrete items recognized during such periods. For the three and nine months ended September 30, 2021, we calculated interim income taxes by applying the discrete effective tax rate method because a reliable estimate of the annual effective tax rate could not be made due to forecasted level of profitability for the year and significant permanent differences that could result in wide variability in income tax expense or benefit and, hence, the estimated annual effective tax rate.

The effective income tax rate was (87.4%) and 1,766.9% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rate was (66.9%) and 191.4% for the nine months ended September 30, 2022 and 2021, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and nine months ended September 30, 2022 and 2021 are due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits and excess tax benefits from our equity awards. The effective income tax rate for the three and nine months ended September 30, 2022 was further impacted by the valuation allowance on our net deferred tax assets.

We consider all available evidence, both positive and negative in assessing the extent to which a valuation allowance should be applied against our net deferred tax assets. Due to cumulative three-year pre-tax losses adjusted for permanent adjustments, primarily from substantial excess tax benefits realized mainly in 2021 from the exercise of stock options granted prior to our initial public offering ("IPO"), we maintain a full valuation allowance against our net deferred tax assets in excess of tax amortizable goodwill as of September 30, 2022.

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

As of December 31, 2021, we had unrecognized tax benefits of $14.8 million, of which approximately $5.1 million of unrecognized tax benefits, if recognized, would impact the effective income tax rate. The remaining $9.7 million of unrecognized tax benefits would not impact the effective income tax rate to the extent that we continue to maintain a full valuation allowance against our net deferred tax assets. There were no significant changes to our unrecognized tax benefits during the three and nine months ended September 30, 2022, and we do not expect to have any significant changes to unrecognized tax benefits through the end of 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our financial results.

7. Debt

We have a term loan with an original principal amount of $700.0 million (the “First Lien Term Loan Facility”) under our first lien credit agreement (the “First Lien Credit Agreement”) obtained through our wholly owned subsidiary, GoodRx, as borrower and collateralized by substantially all of our assets and 100% of the equity of GoodRx. The First Lien Term Loan Facility requires quarterly payments through September 2025, with any unpaid principal and interest due upon maturity in October 2025, and bears interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for the three months ended September 30, 2022 and 2021 was 5.50% and 3.41%, respectively. The effective interest rate on the First Lien Term Loan Facility for the nine months ended September 30, 2022 and 2021 was 4.31% and 3.40%, respectively.

We also have a line of credit with a maximum principal amount of $100.0 million (the “Revolving Credit Facility”) which matures in October 2024 and bears interest at LIBO Screen Rate plus rates ranging from 2.50% to 3.00% on used amounts and 0.25% to 0.50% on unused amounts. There are no borrowings outstanding as of September 30, 2022. The outstanding letters of credit issued total $9.2 million as of September 30, 2022, which reduce our available borrowings under the Revolving Credit Facility.

Our debt consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Principal balance under First Lien Term Loan Facility	$668,825	$674,097
Less: Unamortized debt issuance costs and discounts	(8,982)	(11,210)
	$659,843	$662,887

The estimated fair value of our debt approximated its carrying value as of December 31, 2021, and is approximately $633.7 million as of September 30, 2022. The estimated fair value is based on inputs categorized as Level 2 in the fair value hierarchy.

As of September 30, 2022, we are subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Credit Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At September 30, 2022, we are in compliance with our covenants.

8. Commitments and Contingencies

Aside from the below, as of September 30, 2022, there are no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2021 10-K.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs seek compensatory damages as well as interest, fees and costs. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and assert that we failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with us. According to the complaints, when Amazon announced its competitor service, our stock price fell, causing investor losses. Lead plaintiff applications were submitted February 16, 2021, and on April 8, 2021, the court consolidated the two lawsuits under the caption In re GoodRx Holdings, Inc. (Case No. 2:20-cv-11444) and appointed Betty Kalmanson, Lawrence Kalmanson, Shawn Kalmanson, and Janice Kasbaum as Lead Plaintiffs. On June 7, 2021, Lead Plaintiffs filed a consolidated complaint containing substantially similar factual allegations as the prior complaints, but adding claims under Section 11 of the Securities Act of 1933. We filed a motion to dismiss the consolidated case on August 6, 2021, and Lead Plaintiffs subsequently filed an omnibus opposition to our motion to dismiss on October 5, 2021. We subsequently filed a reply in support of notice of motion and motion to dismiss. The court granted our motion to dismiss on January 2, 2022. The Lead Plaintiffs filed an amended complaint on February 7, 2022, and we filed a motion to dismiss the amended complaint on

March 10, 2022. The Lead Plaintiffs filed a response to file an opposition to our motion to dismiss the amended complaint on April 14, 2022 and we filed a response on May 4, 2022. On June 9, 2022, the court granted our motion; the complaint was dismissed with prejudice and the case was subsequently closed during the three months ended September 30, 2022.

On April 29, 2021, May 5, 2021 and September 15, 2021, Neesha Patel, Wayne Geist and Alan Pinyavat, respectively, each filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671, Case No. 2:21-cv-03829 and Case No. 1:21-cv-01309, respectively). The plaintiffs assert claims for breach of fiduciary duty and contribution under the Exchange Act. Neesha Patel asserts additional claims for unjust enrichment and corporate waste and Alan Pinyavat asserts additional claims for unjust enrichment, abuse of control and gross mismanagement. These claims are based on allegations substantially similar to those in the class action lawsuit described above. On August 12, 2022, Alan Pinyavat filed a notice of voluntary dismissal and the case was subsequently closed during the three months ended September 30, 2022. On August 24, 2022, the parties for the consolidated Patel and Geist case filed a joint stipulation to dismiss the consolidated case and the case was subsequently closed during the three months ended September 30, 2022.

Based upon information presently known to our management, we have not accrued a loss for the class action and derivative lawsuits described above as the possibility of loss is remote.

In March 2020, we received a letter from the Federal Trade Commission ("FTC") indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to us regarding our sharing of data regarding individuals’ use of our website, app and services with service providers, including Google and Facebook. Since April 2020, we have timely responded to the FTC’s information requests and follow-up questions. On October 14, 2021, staff at the FTC notified us that they intended to recommend that the agency pursue an enforcement action against us and certain of our officers and employees. On January 12, 2022, staff at the FTC sent us an initial draft complaint and consent order. Notwithstanding our belief that we have complied with applicable regulations and have meritorious defenses to any claims or assertions to the contrary, we are negotiating a settlement with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC investigation. Settlement with the FTC, and/or related litigation with other parties, could include monetary costs and/or compliance requirements that impose costs to us. These costs may be material both individually and in the aggregate. Based on ongoing discussions with the FTC and ongoing settlement proposals, we have determined that a loss is probable and have accrued a reasonable estimate of the loss of $2.8 million during the second quarter of 2022, which is included as a component of accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2022. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including without limitation the FTC’s position with respect to the ongoing settlement negotiations. No assurance can be given regarding the ultimate outcome of this matter. Actual loss can be significantly greater or less than our estimated accrual. In the event that the FTC investigation results in a settlement payment by us, or a judgment against us, in an amount significantly in excess of our accrual, the resulting liability could have a material adverse effect upon our financial condition, results of operations and liquidity.

In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

9. Revenue

Revenue consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Prescription transactions revenue	$131,216	$155,652	$421,126	$434,570
Subscription revenue	26,450	16,226	71,545	42,549
Pharma manufacturer solutions revenue (1)	24,499	18,548	74,519	41,060
Other revenue	5,153	4,676	15,255	13,989
Total revenue	$187,318	$195,102	$582,445	$532,168

(1)
Represents revenue from pharma manufacturers and other customers primarily for advertising, including integrating onto our platform their affordability solutions to our consumers. Pharma manufacturer solutions revenue is disclosed separately from other revenue beginning in the first quarter of 2022. Prior period amounts have been recast to conform with the current period presentation.

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

During the three months ended September 30, 2022, we repurchased and retired 2.8 million shares of our Class A common stock for an aggregate purchase price of $18.0 million under the repurchase program. During the nine months ended September 30, 2022, we repurchased and retired 8.5 million shares of our Class A common stock for an aggregate purchase price of $101.7 million under the repurchase program. We have $148.3 million available for future repurchases of our Class A common stock under the repurchase program as of September 30, 2022.

11. Stock-Based Compensation

Stock Options

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2021	13,568	$7.55	7.3 years	$341,929
Granted	1,163	17.17
Exercised	(749)	4.94
Expired / Cancelled / Forfeited	(281)	16.80
Outstanding at March 31, 2022	13,701	$8.32	7.0 years	$165,307
Granted	3,782	6.69
Exercised	(1,176)	3.49
Expired / Cancelled / Forfeited	(386)	9.47
Outstanding at June 30, 2022	15,921	$8.26	7.9 years	$8,326
Granted	2,635	6.10
Exercised	(245)	5.18
Expired / Cancelled / Forfeited	(607)	11.70
Outstanding at September 30, 2022	17,704	$7.86	7.9 years	$5,395
Exercisable at September 30, 2022	7,492	$6.65	6.3 years	$5,395

The weighted average grant date fair value per share of stock options granted for the three and nine months ended September 30, 2022 was $4.24 and $5.41, respectively.

For the three months ended September 30, 2022 and 2021, the stock-based compensation expense related to stock options was $3.2 million and $3.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the stock-based compensation expense related to stock options was $8.8 million and $11.1 million, respectively. At September 30, 2022, there is $48.3 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 3.0 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards and Restricted Stock Units (“RSUs”) activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2021	939	4,431	5,645	$29.64
Granted	—	2,283	—	17.88
Vested	—	(309)	(513)	31.83
Forfeited	—	(201)	—	38.32
Nonvested restricted stock awards or restricted stock units at March 31, 2022	939	6,204	5,132	$27.15
Granted	—	8,256	—	6.80
Vested	(470)	(546)	(513)	22.24
Forfeited	—	(472)	—	22.91
Nonvested restricted stock awards or restricted stock units at June 30, 2022	469	13,442	4,619	$18.60
Granted	—	8,080	—	6.18
Vested	—	(743)	(513)	23.80
Forfeited	—	(1,280)	—	16.97
Nonvested restricted stock awards or restricted stock units at September 30, 2022	469	19,499	4,106	$14.25

Restricted Stock Units for Class A Common Stock

For the three months ended September 30, 2022 and 2021, the stock-based compensation expense related to RSUs for Class A common stock was $15.1 million and $16.5 million, respectively. For the nine months ended September 30, 2022 and 2021, the stock-based compensation expense related to RSUs for Class A common stock was $44.6 million and $40.6 million, respectively. At September 30, 2022, there is $204.6 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 3.5 years.

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

For the three months ended September 30, 2022 and 2021, the stock-based compensation expense related to the Time-Vesting Founders Awards was $10.2 million and $20.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the stock-based compensation expense related to the Time-Vesting Founders Awards was $36.0 million and $74.1 million, respectively. At September 30, 2022, there is $33.4 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, which is expected to be recognized over a weighted average remaining service period of 1.1 years.

12. Basic and Diluted (Loss) Earnings Per Share

The computation of (loss) earnings per share for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(41,734)	$(18,069)	$(30,856)	$14,660
Denominator:
Weighted average shares - basic	412,956	411,223	413,254	408,604
Dilutive impact of stock options, restricted stock awards and restricted stock units	—	—	—	21,091
Weighted average shares - diluted	412,956	411,223	413,254	429,695
(Loss) earnings per share:
Basic	$(0.10)	$(0.04)	$(0.07)	$0.04
Diluted	$(0.10)	$(0.04)	$(0.07)	$0.03

The following weighted average potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options, restricted stock awards and restricted stock units	34,755	28,267	28,540	2,171

13. Subsequent Event

In May 2021, we entered into a noncancelable lease agreement with a third-party to lease additional office space that is adjacent to and expands our existing corporate headquarters in Santa Monica, California. The lease commenced on October 1, 2022, upon our access to the leased premises, and we expect to recognize an operating lease right-of-use asset and lease liability of approximately $20.0 million to $30.0 million as of that date. Given changes in our property needs since the date we executed this lease, we no longer plan to occupy this premise and are seeking to sublease the property. We expect to record an impairment charge during the fourth quarter of 2022 as rental rates have declined since the date the lease was executed. We are in the process of determining the amounts of the right-of-use asset and lease liability and impairment charge, if any, as it depends on our completion of a valuation, including our assessment of comparable lease rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”) filed with the SEC on March 1, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" sections of our 2021 10-K and this Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

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

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem. Our financial results for the three and nine months ended September 30, 2022 have been impacted by actions taken by a grocery chain described below.

Late in the first quarter of 2022, a grocery chain had taken actions that impacted acceptance of discounted pricing for a subset of drugs from PBMs, who are our customers, and whose pricing we promote on our platform ("grocer issue"). This had an immaterial adverse impact on our prescription transactions revenue and Monthly Active Consumers in the first quarter of 2022, but had a material adverse impact on our prescription transactions revenue and Monthly Active Consumers in the second and third quarters of 2022, which was partially offset by our ability to shift certain prescription transactions to other retailers. Although the grocer issue was addressed in August 2022 and our discounted pricing is currently consistently welcomed at the point of sale by the grocery chain, it has and is expected to continue to have a sustained adverse impact on our prescription transactions revenue and Monthly Active Consumers in the future that may continue to be material due to uncertainty around consumer response to updated consumer pricing and timing and the extent of returning user levels. The estimated impact of the grocer issue on our prescription transactions revenue in the second and third quarters of 2022 was approximately $30.0 million and $40.0 million, respectively. We are not aware of similar PBM-pharmacy issues at any other large volume pharmacies, with the exception of the grocery chain in question, and we believe our pharmacy and PBM relationships remain strong. For additional information, please see Part I, Item 1A, “Risk Factors – We rely on a limited number of industry participants.” in our 2021 10-K. In addition to the above, but to a lesser extent, the acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in April 2022 also had a negative impact on our net loss, net loss margin, Adjusted EBITDA and Adjusted EBITDA Margin for the three and nine months ended September 30, 2022. vitaCare has a higher cost of revenue due to the operational nature of the business and has historically generated net losses and negative Adjusted EBITDA, which we expect will continue in the near to medium term.

For the three months ended September 30, 2022 as compared to the same period of 2021:

•
Revenue decreased 4% to $187.3 million from $195.1 million.
•
Net loss and net loss margin were $41.7 million and 22.3%, respectively, compared to $18.1 million and 9.3%, respectively. Net loss and net loss margin for the three months ended September 30, 2022 were further impacted by a $16.6 million loss from a change in fair value of contingent consideration related to the vitaCare acquisition in April 2022, partially offset by a $10.9 million decrease in stock-based compensation expense primarily related to the

Founders Awards (as defined and described in Note 11 to our condensed consolidated financial statements) made in connection with our initial public offering ("IPO") and a decrease in sales and marketing expense.
•
Adjusted EBITDA and Adjusted EBITDA Margin were $52.0 million and 27.8%, respectively, down from $61.8 million and 31.7%, respectively.

For the nine months ended September 30, 2022 as compared to the same period of 2021:

•
Revenue grew 9% to $582.4 million from $532.2 million.
•
Net loss and net loss margin were $30.9 million and 5.3%, respectively, compared to net income and net income margin of $14.7 million and 2.8%, respectively. Net loss and net loss margin for the nine months ended September 30, 2022 were further impacted by $12.4 million of income tax expense, compared to a $30.7 million of income tax benefit for the same period of 2021, and a $16.9 million loss from a change in fair value of contingent consideration related to the vitaCare acquisition in April 2022, partially offset by a $36.4 million decrease in stock-based compensation expense primarily related to the Founders Awards made in connection with our IPO.
•
Adjusted EBITDA and Adjusted EBITDA Margin were $163.9 million and 28.1%, respectively, down from $167.4 million and 31.5%, respectively.

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

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. In addition, we may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. This seasonality may impact revenue and sales and marketing expenses. The rapid growth of our business through the first quarter of 2020 may have masked the extent of these trends. Since the second quarter of 2020, we saw the ongoing impact of COVID-19 pandemic further disrupt these trends, which may continue in future periods. Finally, the grocer issue may also impact sequential and year-over-year growth trends in the future.

Recent Development

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

Monthly Active Consumers

Our Monthly Active Consumers include consumers we acquired through the acquisition of RxSaver, Inc. (acquired in April 2021) beginning in the third quarter of 2021. RxSaver, Inc. Monthly Active Consumers are estimated due to incomplete consumer information. Monthly Active Consumers beginning with the second quarter of 2022 were impacted by the grocer issue.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2022	2022	2022	2021	2021	2021	2021
Monthly Active Consumers	5.8	5.8	6.4	6.4	6.4	6.0	5.7

Subscription Plans

Subscription plans in 2022 were impacted by a pricing increase for Gold subscribers that went into effect in the first half of 2022 and a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to the offering.

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2022	2022	2021	2021	2021	2021
Subscription plans	1,060	1,133	1,203	1,210	1,129	1,051	931

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

The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, and presents net (loss) income margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net (loss) income	$(41,734)	$(18,069)	$(30,856)	$14,660
Adjusted to exclude the following:
Interest income	(2,920)	(13)	(3,829)	(42)
Interest expense	9,478	5,928	22,316	17,739
Income tax expense (benefit)	19,463	19,153	12,370	(30,707)
Depreciation and amortization	13,952	10,161	38,644	23,891
Financing related expenses (1)	5	134	14	449
Acquisition related expenses (2)	18,656	1,714	23,630	7,784
Restructuring related expenses (3)	5,880	—	6,236	—
Legal settlement expenses (4)	—	—	2,800	—
Stock-based compensation expense	29,038	39,980	90,820	127,182
Payroll tax expense related to stock-based compensation	184	2,150	1,739	4,994
Loss on abandonment of operating lease assets (5)	—	650	—	1,430
Adjusted EBITDA	$52,002	$61,788	$163,884	$167,380
Revenue	$187,318	$195,102	$582,445	$532,168
Net (loss) income margin (6)	(22.3%)	(9.3%)	(5.3%)	2.8%
Adjusted EBITDA Margin	27.8%	31.7%	28.1%	31.5%

(1)
Financing related expenses include third party fees related to proposed financings.
(2)
Acquisition related expenses include third party fees for actual or planned acquisitions, including related legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration.
(3)
Restructuring related expenses include employee severance and other personnel related costs in connection with workforce optimization and organizational changes to better align with our strategic goals and future scale, including a reduction in force approved by our board of directors in August 2022 involving approximately 140 employees of our indirect wholly owned subsidiary GoodRx, Inc., representing approximately 16% of its workforce primarily in its technology-focused and marketing groups.
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

Income Taxes

Our income taxes consists of federal and state income taxes. Our effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, research and development tax credits, excess tax benefits from our equity awards and changes in the valuation allowance against our net deferred tax assets. For information regarding our calculation of income taxes in interim periods, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth information comparing the components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Prescription transactions revenue	$131,216	$155,652	$421,126	$434,570
Subscription revenue	26,450	16,226	71,545	42,549
Pharma manufacturer solutions revenue	24,499	18,548	74,519	41,060
Other revenue	5,153	4,676	15,255	13,989
Total revenue	187,318	195,102	582,445	532,168
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	17,395	11,271	47,719	32,789
Product development and technology	35,921	35,073	106,367	90,800
Sales and marketing	86,215	95,651	273,503	263,726
General and administrative	49,548	35,947	116,211	119,312
Depreciation and amortization	13,952	10,161	38,644	23,891
Total costs and operating expenses	203,031	188,103	582,444	530,518
Operating (loss) income	(15,713)	6,999	1	1,650
Other expense, net:
Interest income	(2,920)	(13)	(3,829)	(42)
Interest expense	9,478	5,928	22,316	17,739
Total other expense, net	6,558	5,915	18,487	17,697
(Loss) income before income taxes	(22,271)	1,084	(18,486)	(16,047)
Income tax (expense) benefit	(19,463)	(19,153)	(12,370)	30,707
Net (loss) income	$(41,734)	$(18,069)	$(30,856)	$14,660

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Prescription transactions revenue	$131,216	$155,652	$(24,436)	(16%)
Subscription revenue	26,450	16,226	10,224	63%
Pharma manufacturer solutions revenue	24,499	18,548	5,951	32%
Other revenue	5,153	4,676	477	10%
Total revenue	$187,318	$195,102	$(7,784)	(4%)

Prescription transactions revenue for the three months ended September 30, 2022 decreased $24.4 million, or 16%, compared to the three months ended September 30, 2021, driven primarily by a 9% decrease in the number of our average Monthly Active Consumers principally due to the sustained impact from the grocer issue as described above. In addition, the year-over-year change in prescription transactions revenue was impacted by an ongoing shift in the volume of prescription transactions to other retailers, which generally provide lower pricing relative to prescription transactions processed through the grocer.

Subscription revenue for the three months ended September 30, 2022 increased $10.2 million, or 63%, compared to the three months ended September 30, 2021, driven primarily by a pricing increase for Gold subscribers that went into effect in the first half of 2022, partially offset by a 6% decrease in the number of subscription plans to 1,060 thousand as of September 30, 2022 compared to 1,129 thousand as of September 30, 2021. We expect the increase in Gold pricing to result in slower subscriber growth relative to subscription revenue growth in the near term. We do not believe the grocer issue materially impacted subscription revenue through the third quarter of 2022, though it may be materially impacted in the future.

Pharma manufacturer solutions revenue for the three months ended September 30, 2022 increased $6.0 million, or 32%, compared to the three months ended September 30, 2021, driven primarily by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers as well as from our acquisition of vitaCare in April 2022, which contributed $2.0 million in revenues for the three months ended September 30, 2022.

Other revenue for the three months ended September 30, 2022 increased $0.5 million, or 10%, compared to the three months ended September 30, 2021, driven by an increase in the number of telehealth visits on our platform.

Other than revenue from vitaCare relative to pharma manufacturer solutions revenue, our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the three months ended September 30, 2022 compared to the same period of 2021.

Costs and Operating Expenses

Cost of revenue, exclusive of depreciation and amortization

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue, exclusive of depreciation and amortization	$17,395	$11,271	$6,124	54%
As a percentage of total revenue	9%	6%

Cost of revenue for the three months ended September 30, 2022 increased $6.1 million, or 54%, compared to the three months ended September 30, 2021. This increase was primarily driven by a $3.0 million increase in outsourced and in-house personnel related to consumer support and an $1.1 million increase in allocated overhead, principally as a result of the acquisition of vitaCare in April 2022.

Product development and technology

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Product development and technology	$35,921	$35,073	$848	2%
As a percentage of total revenue	19%	18%

Product development and technology expenses for the three months ended September 30, 2022 remained relatively flat compared to the three months ended September 30, 2021, due primarily to an increase in payroll and related costs due to higher headcount, and also by costs arising from the reduction in force in August 2022, substantially offset by higher capitalization of certain qualified costs related to the development of internal use software in 2022 compared to 2021 due to greater investment in our products. This was principally driven by a restructuring within our product development and technology team resulting in higher utilization and reprioritization of product development efforts that better align with our strategic goals and future scale.

Sales and marketing

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$86,215	$95,651	$(9,436)	(10%)
As a percentage of total revenue	46%	49%

Sales and marketing expenses for the three months ended September 30, 2022 decreased by $9.4 million, or 10%, compared to the three months ended September 30, 2021. This decrease was primarily driven by a $17.5 million decrease in advertising and promotional expenses, partially offset by a $5.5 million increase in payroll and related expenses due to higher headcount, and also by costs arising from the reduction in force in August 2022.

General and administrative

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$49,548	$35,947	$13,601	38%
As a percentage of total revenue	26%	18%

General and administrative expenses for the three months ended September 30, 2022 increased by $13.6 million, or 38%, compared to the three months ended September 30, 2021. This increase was primarily driven by a $16.6 million change in fair value of contingent consideration related to the vitaCare acquisition in April 2022 (see Note 3 to our condensed consolidated financial statements), and a $6.8 million increase in payroll and related expenses due to higher headcount to support our growth and operations as a public company, partially offset by a $9.9 million decrease in stock-based compensation expense related to the Founders Awards made in connection with our IPO as further described in Note 11 to our condensed consolidated financial statements.

Depreciation and amortization

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization	$13,952	$10,161	$3,791	37%
As a percentage of total revenue	7%	5%

Depreciation and amortization expenses for the three months ended September 30, 2022 increased by $3.8 million, or 37%, compared to the three months ended September 30, 2021. This increase was primarily driven by a $3.5 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features.

Interest Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$9,478	$5,928	$3,550	60%
As a percentage of total revenue	5%	3%

Interest expense for the three months ended September 30, 2022 increased by $3.6 million, or 60%, compared to the three months ended September 30, 2021, primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax Expense

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Income tax expense	$(19,463)	$(19,153)	$(310)	2%
Effective income tax rate	(87.4%)	1,766.9%

The year-over-year change in our income tax expense was primarily due to our application of the estimated annual effective income tax rate method to calculate interim taxes during the three months ended September 30, 2022 compared to the discrete effective tax rate method to calculate interim taxes for the three months ended September 30, 2021, the current effects of the full valuation allowance recorded in the fourth quarter of 2021 against our net deferred tax assets in excess of tax amortizable goodwill, which we maintained as of September 30, 2022, and a decrease in our excess tax benefits from our equity awards. See Note 6 to our condensed consolidated financial statements for more information regarding the interim tax calculation methods and the valuation allowance.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Prescription transactions revenue	$421,126	$434,570	$(13,444)	(3%)
Subscription revenue	71,545	42,549	28,996	68%
Pharma manufacturer solutions revenue	74,519	41,060	33,459	81%
Other revenue	15,255	13,989	1,266	9%
Total revenue	$582,445	$532,168	$50,277	9%

Prescription transactions revenue for the nine months ended September 30, 2022 decreased $13.4 million, or 3%, compared to the nine months ended September 30, 2021, driven primarily by the grocer issue as described above. The impact from the grocer issue was principally offset by organic growth in our Monthly Active Consumers over time and our ability to shift certain prescription transactions to other retailers. The net effect of these drivers resulted in the net change in the number of our average Monthly Active Consumers to remain relatively flat year-over-year. We believe the organic growth was due to our increasing consumer base over time as a direct result of our sales and marketing investments. In addition, the year-over-year change in prescription transactions revenue was impacted by an ongoing shift in the volume of prescription transactions to other retailers, which generally provide lower pricing relative to prescription transactions processed through the grocer.

The increases in subscription, pharma manufacturer solutions and other revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were driven by the same factors described above for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. vitaCare's revenue of $3.4 million is included in pharma manufacturer solutions revenue for the nine months ended September 30, 2022.

Our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the nine months ended September 30, 2022 compared to the same period of 2021.

Costs and Operating Expenses

Cost of revenue, exclusive of depreciation and amortization

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue, exclusive of depreciation and amortization	$47,719	$32,789	$14,930	46%
As a percentage of total revenue	8%	6%

Cost of revenue for the nine months ended September 30, 2022 increased $14.9 million, or 46%, compared to the nine months ended September 30, 2021. This increase was primarily driven by a $7.3 million increase in outsourced and in-house personnel related to consumer support and a $2.0 million increase in allocated overhead, principally as a result of the acquisition of vitaCare in April 2022, and a $2.4 million increase in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.

Product development and technology

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Product development and technology	$106,367	$90,800	$15,567	17%
As a percentage of total revenue	18%	17%

Product development and technology expenses for the nine months ended September 30, 2022 increased by $15.6 million, or 17%, compared to the nine months ended September 30, 2021. This increase was primarily driven by a $11.6 million increase in payroll and related expenses primarily due to higher headcount in support of our product development efforts.

Sales and marketing

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$273,503	$263,726	$9,777	4%
As a percentage of total revenue	47%	50%

Sales and marketing expenses for the nine months ended September 30, 2022 increased by $9.8 million, or 4%, compared to the nine months ended September 30, 2021. This increase was primarily driven by a $18.6 million increase in payroll and related expenses principally due to higher headcount and a $3.7 million increase in third-party services and contractors to support our sales and marketing initiatives, partially offset by a $16.1 million decrease in advertising and promotional expenses.

General and administrative

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$116,211	$119,312	$(3,101)	(3%)
As a percentage of total revenue	20%	22%

General and administrative expenses for the nine months ended September 30, 2022 decreased by $3.1 million, or 3%, compared to the nine months ended September 30, 2021. This decrease was primarily driven by a $38.1 million decrease in stock-based compensation expense related to the Founders Awards made in connection with our IPO as further described in Note 11 to our condensed consolidated financial statements. This was partially offset by a $16.9 million change in fair value of contingent consideration related to the vitaCare acquisition in April 2022 (see Note 3 to our condensed consolidated financial statements), a $12.5 million increase in payroll and related expenses due to higher headcount to support our growth and operations as a public company, and a $2.8 million estimated legal settlement accrual of the probable loss recognized in 2022 with respect to the ongoing FTC investigation.

Depreciation and amortization

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Depreciation and amortization	$38,644	$23,891	$14,753	62%
As a percentage of total revenue	7%	4%

Depreciation and amortization expenses for the nine months ended September 30, 2022 increased by $14.8 million, or 62%, compared to the nine months ended September 30, 2021. This increase was due primarily to a $9.8 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $4.5 million increase in amortization related to acquired intangible assets.

Interest Expense

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$22,316	$17,739	$4,577	26%
As a percentage of total revenue	4%	3%

Interest expense for the nine months ended September 30, 2022 increased by $4.6 million, or 26%, compared to the nine months ended September 30, 2021, primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax (Expense) Benefit

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Income tax (expense) benefit	$(12,370)	$30,707	$(43,077)	(140%)
Effective income tax rate	(66.9%)	191.4%

The year-over-year change in our income taxes was primarily due to a decrease in our excess tax benefits from our equity awards and the current effects of the full valuation allowance recorded in the fourth quarter of 2021 against our net deferred tax assets in excess of tax amortizable goodwill, which we maintained as of September 30, 2022, and by our application of the estimated annual effective income tax rate method to calculate interim taxes during the nine months ended September 30, 2022 compared to the discrete effective tax rate method to calculate interim taxes for the nine months ended September 30, 2021. See Note 6 to our condensed consolidated financial statements for more information regarding the interim tax calculation methods and the valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based revolving credit facility which matures in October 2024. As of September 30, 2022, we have cash and cash equivalents of $728.8 million and $90.8 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

As of September 30, 2022, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2021 10-K. Based on current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors” of our 2021 10-K as updated by Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

If necessary, we may borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the current economic uncertainty, including rising inflation and socio-political events, has resulted in, and may continue to result in, significant disruption of global financial markets, including rising interest rates, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Holding Company Status

GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. are restricted pursuant to the terms of our debt arrangements as of September 30, 2022. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to the notes to our consolidated financial statements included in our 2021 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$114,901	$128,969
Net cash used in investing activities	(211,784)	(169,474)
Net cash used in financing activities	(115,440)	(19,063)
Net change in cash, cash equivalents and restricted cash	$(212,323)	$(59,568)

Net cash provided by operating activities

Net cash provided by operating activities consist of net loss or net income adjusted for certain non-cash items and changes in assets and liabilities. The $14.1 million decrease in net cash provided by operating activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to a change from a net income of $14.7 million to a net loss of $30.9 million, partially offset by a net increase of $26.7 million in non-cash adjustments and a $4.7 million increase in changes in operating assets and liabilities. The net increase in non-cash adjustments was primarily driven by an increase in the change in fair value of contingent consideration, depreciation and amortization, and deferred income taxes, partially offset by a decrease in stock-based compensation expense due principally to the Founders Awards. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments and collections for accounts payable and accounts receivable, respectively.

Net cash used in investing activities

Net cash used in investing activities primarily consist of cash used for acquisitions and investments, software development costs, and capital expenditures. The $42.3 million increase in net cash used in investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily related to a $27.6 million increase in cash paid for acquisition of businesses and minority equity interest investments in privately-held companies, and a $14.7 million increase in software development costs.

Net cash used in financing activities

Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options. The $96.4 million increase in net cash used in financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily related to $101.7 million for repurchases of our Class A common stock in 2022 and a $20.6 million decrease in proceeds from exercises of stock options, partially offset by a $25.1 million decrease in payments related to net share settlement of equity awards.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments compared with those described in our 2021 10-K.

Critical Accounting Policies and Estimates

Except as noted below, during the three months ended September 30, 2022, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 10-K.

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

The valuations of intangible assets and contingent consideration use different valuation methods depending on the asset acquired and underlying nature of the contingency and that may include significant estimates and judgments. Our critical accounting estimates are primarily those relating to forecasts of revenue and estimates of discount rates used in the valuation of developed technology and customer related intangible assets and the contingent consideration receivable. In addition, our critical accounting estimates also relate to the probabilities applied to the assumed scenarios in the fair value remeasurement of the contingent consideration receivable as of September 30, 2022.

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

As of September 30, 2022, the fair value of the contingent consideration receivable was remeasured based on probability weighting certain scenarios which incorporate the increased risk of collectability of the contingent consideration principally due to certain events that occurred during the three months ended September 30, 2022 with respect to the seller's financing activities that we believe cast substantial doubt on the seller's ability to pay. These events include but are not limited to: (i) execution of amendments with its lenders to extend the maturity date of the seller's debt obligations by fractional increments; (ii) expiration of a tender offer by a prospective buyer; and (iii) insignificant capital raised relative to liability obligations outstanding of which implied a lower valuation of the seller's business relative to the implied valuation based upon the terms of the expired tender offer. Scenarios in the fair value remeasurement include (i) the seller is no longer able to pay the contingent consideration, and (ii) the seller obtains sufficient funding to pay the obligations and achieves the projected revenue over the 5-year term. We applied a 95% and 5% probability rate to the above two assumed scenarios, respectively. A significant change in the probability rates would result in a significantly higher fair value measurement. A hypothetical 20% change in the probability rates applied (abovementioned scenarios at 75% and 25%, respectively) would increase the fair value of the contingent consideration by approximately $4.8 million as of September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Part II, Item 1 is set forth in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated herein by this reference.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2021 10-K. There have been no material changes to the risk factors previously disclosed in our 2021 10-K, except as noted below:

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

In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. Among other things, the IRA requires pharmaceutical manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates on manufacturers under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the U.S. Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant and may adversely impact us. Further, we believe Congress and the Biden administration are likely to continue to scrutinize key participants in the healthcare industry, including PBMs.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control medication pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, disclosure, transparency and reporting requirements to regulatory agencies regarding marketing costs and discounts provided to patients, such as those provided through our prescription transactions offering and subscription offerings, for prescription medications dispensed by pharmacies, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the Supreme Court held in December 2020 in Rutledge v. Pharmaceutical Care Management that ERISA, a federal statute, did not preempt an Arkansas state law that regulates PBM reimbursements to network pharmacies and other standards for PBMs’ reimbursements to network pharmacies. As a result of this holding, some states have passed, and other states may pass, similar legislation or may otherwise attempt to regulate PBMs, which could have impacts on the healthcare industry.

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

Our recent reduction in force undertaken to re-balance our investments and cost structure into prioritized areas that we believe will drive incremental long-term growth and improve margins may not achieve our intended outcome.

In August 2022, we implemented a reduction in force affecting approximately 140 employees, or 16%, of our wholly owned subsidiary GoodRx, Inc.’s workforce in order to consolidate functions and eliminate or reduce investment in areas of lower focus. In connection with these actions, we have incurred termination costs, which include pre-tax charges, estimated between approximately $5 million and $7 million for the reduction in force. This reduction in force is expected to result in approximately $23 million to $25 million of annualized run rate cash savings associated with the approximately 140 employees, excluding the hiring of new employees or other additions to our costs and expenses.

The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020.

There have been no material changes in the expected use of the net proceeds from our IPO as described in our Registration Statement. The remaining net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. As of September 30, 2022, we estimate we have used approximately $244.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business and (ii) $80.0 million for the repurchases of our Class A common stock.

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2022.

Approximate Dollar
Value of Shares that
			Total Number of Shares	May Yet Be Repurchased
	Total Number of	Average Price Paid	Repurchased as Part of	Under the Program
Period	Shares Repurchased (1)	per Share (2)	Publicly Announced Program (1)	(in thousands)
July 1 - 31	—	$—	—	$—
August 1 - 31	—	$—	—	$—
September 1 - 30	2,818,828	$6.37	2,818,828	$148,279
Total	2,818,828		2,818,828

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

GOODRX HOLDINGS, INC.

Date: November 8, 2022	By:	/s/ Douglas Hirsch
Douglas Hirsch
Co-Chief Executive Officer
(principal executive officer)

Date: November 8, 2022	By:	/s/ Trevor Bezdek
Trevor Bezdek
Co-Chief Executive Officer
(principal executive officer)

Date: November 8, 2022	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(principal financial officer)

Date: November 8, 2022	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(principal accounting officer)