Form 10-K
period 2022-12-31
GoodRx Holdings, Inc.
filed 2023-03-01
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $472.1 million.

As of February 21, 2023 the registrant had 83,835,138 shares of Class A common stock, $0.0001 par value per share, and 313,731,628 shares of Class B common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

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
•
“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharma manufacturer solutions offering, or consumers who used our telehealth offering. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. For example, a unique consumer who uses a GoodRx code twice in January, but who did not use our prescription transactions offering again in February or March, is counted as 1 in January and as 0 in both February and March, thus contributing 0.33 to our Monthly Active Consumers for such quarter (average of 1, 0 and 0). A unique consumer who uses a GoodRx code in January and in March, but did not use our prescription transactions offering in February, would be counted as 1 in January, 0 in February and 1 in March, thus contributing 0.66 to our Monthly Active Consumers for such quarter. Monthly Active Consumers from acquired companies are only included beginning in the first full quarter following the acquisition.
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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the impact of a grocery chain not accepting PBM pricing ("grocer issue") on our future results of operations, stock compensation, our stock repurchase program, impacts of our cost savings initiatives, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•
Our estimated addressable market is subject to inherent challenges and uncertainties. If we overestimate the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited;
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
•
Our recent reduction in force undertaken to re-balance our investments and cost structure into prioritized areas that we believe will drive incremental long-term growth and improve margins may not achieve our intended outcome;
•
We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed;
•
We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us;
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
•
Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate revenues and could adversely affect our ability to collect proprietary data on consumer behavior;
•
We are subject to a series of risks related to climate change;
•
The increasing focus on environmental, social and governance initiatives could increase our costs, harm our reputation and adversely impact our financial results;
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
•
We are, and may become in the future, subject to various legal proceedings and claims that arise in or outside the ordinary course of business, which may require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock; and
•
We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

PART I

Item 1. Business.

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States.

GoodRx was founded to solve the challenges that consumers face in understanding, accessing, and affording healthcare. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. This price comparison platform processes over 260 billion pricing data points every day and integrates that data into a user-friendly interface which provides consumers with curated, geographically relevant prescription pricing, and access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States.

Today, we believe our expanded platform improves the health and financial well-being of American families by providing easy access to price transparency and affordability solutions for generic and brand medications both for consumers and healthcare providers, affordable and convenient medical provider consultations and lab tests and other healthcare and wellness related content. We believe that our offerings provide significant savings to consumers, and can help drive greater medication awareness, access and adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders.

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

Industry Challenges

Despite the approximately $4.0 trillion U.S. healthcare market being one of the largest sectors of the U.S. economy, it remains opaque and highly fragmented for consumers. Even simple healthcare transactions, such as finding a doctor or filling a prescription at an affordable price, are often difficult. This can lead to confusion, inefficiency and unneeded additional costs for consumers and the healthcare system. The pharmacy is the de-facto “front door” to American healthcare, with frequent consumer interaction and engagement. However, finding affordable prices for prescriptions is complicated by a lack of price transparency, a confusing reimbursement and insurance landscape and a fragmented marketplace in which the list prices for the same medication can vary significantly across pharmacies. We believe that these challenges are driven in part by a lack of solutions that enable consumers to easily search, discover and access the product or service that they need at an affordable price. Consumer-focused technology solutions are essential in healthcare given that the stakes involve peoples’ health and lives.

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

Telehealth Opportunity

Our telehealth offering can provide consumers with a convenient and affordable way to receive a diagnosis and a prescription online, when medically appropriate, and we believe our telehealth offering will continue to enhance the accessibility to our prescription and subscription offerings for these consumers; see below for information regarding our subscription offerings. Consumers may opt in to use our prescription transactions offering, our subscription offerings, or our mail delivery service after completing their telehealth visit in order to fill their prescriptions.

Our Value Proposition

We positively impact many key stakeholders in the healthcare ecosystem. We believe that consumers, healthcare providers, PBMs, pharmacies and pharma manufacturers all win with GoodRx. This, in turn, can drive beneficial and self-reinforcing network effects.

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
o
Our telehealth offering provides access to online doctor visits and lab test providers.
o
Our platform provides educational resources to help inform consumers about their healthcare. We provide consumers with expert medication information, as well as pricing and coverage information made possible through our robust data sources and staff of experienced researchers. We launched GoodRx Health in 2021 to make it easier for consumers to find the healthcare answers they need.
•
Healthcare Professionals: Physicians and other healthcare professionals are motivated to help patients, and, increasingly, are judged by patient outcomes. We help these healthcare professionals improve patient outcomes by encouraging medication adherence and providing a consumer-friendly service. In addition, our enhanced Provider Mode released in 2022, as part of our GoodRx for Providers platform initially launched in 2021, provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey. Further, we are able to integrate our pricing information and GoodRx codes directly into Electronic Health Record (“EHR”) systems, enabling healthcare professionals to provide prices from our platform directly to their patients at the point of prescribing, including via EHR-sent text messages and emails. We help physicians engage with patients more efficiently both directly through our telehealth offering and through our prescription transactions offering and subscription offerings.
•
Healthcare Companies: PBMs, pharmacies and pharma manufacturers use our platform to reach and provide affordability solutions to consumers. We play a valuable role within the healthcare ecosystem by aggregating, normalizing, and presenting information from all of these constituents on a single platform for the consumer. Through the deep relationships that we have developed with these stakeholders over many years, we are able to continually improve our offerings and achieve better pricing outcomes for consumers.
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

As we help more consumers save money on their medications and drive additional traffic through various PBMs, we increase our scale, which over time leads to lower prices for our consumers. We have steadily increased the number of PBMs with which we work over time. To date, no PBM has terminated a relationship with GoodRx, Inc. Even if a contract with a PBM were to be terminated, many of our contracts require the PBM to continue to pay us for activity by consumers originally directed to their pricing by us, even subsequent to the contract termination. The ongoing payment obligation can continue for so long as the underlying PBM-specific pricing is used, or for certain partners, for a specified multi-year period, depending on the terms of our contract with the PBM. Throughout our history, we have been able to help our consumers realize increased savings. PBM mix and relative share on our platform has varied over time as we have added new PBMs and as certain PBMs have delivered more or less favorable pricing relative to other PBMs. Even as the mix has changed, we have continued to grow and deliver a strong value proposition to our consumers. We believe that our sources of pricing are sufficiently broad and robust that the loss of any one PBM or other healthcare partner would generally result in minimal disruption in our ability to provide competitive discounts and pricing. Although the majority of our pricing information comes from PBMs, we also collect pricing data points from other sources in order to help save our consumers as much money as possible. In 2022, we began to enter into selective direct contractual agreements with pharmacies to complement the existing contractual agreements with our PBMs. We believe our hybrid approach will help us build stronger lines of communication and stronger relationships with our retailers.

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

In addition, the patient can sign up for ongoing savings alerts related to that medication. We believe our trusted brand, large volume of high intent consumers and easy-to-use interface make our platform highly attractive to pharma manufacturers. These solutions generally increase medication awareness, access and adherence and can lead to faster treatment and better patient outcomes. For example, our acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in 2022 provides a pharmacy services solution that helps patients understand their coverage and identify available savings opportunities, and facilitates communication with their healthcare provider.

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

Subscription Offerings

Our subscription offerings are natural extensions of our prescription transactions offering. We leverage our relationships across the healthcare ecosystem and our product expertise to provide subscribers with even greater savings and convenience at select pharmacies. We launched our first subscription offering, Gold, in 2017, and added a second offering, Kroger Savings, in 2018.

•
Gold: We offer a subscription savings program whereby subscribers generally pay a monthly or annual fee for access to even lower prices in select participating pharmacies amongst other benefits, including a mail delivery feature as well as access to discounted telehealth services.
•
Kroger Savings: We partner with Kroger, one of the largest retail pharmacies in the United States, to offer a tailored subscription product to Kroger consumers for an annual fee, a portion of which we share with Kroger. Subscribers access lower prescription prices at Kroger pharmacies. We manage key aspects of the program, including subscriber registration, consumer billing, transaction processing and marketing services under an agreement that allows subscriber enrollment through July 1, 2023 in order to continue to fully serve enrolled consumers through the expected sunset of the program in July 2024.

Our subscription offerings are designed to be easy to use and provide subscribers with added benefits and features, such as refill reminders, price alerts and other notifications.

Telehealth Offering

Through our GoodRx Care platform, we offer access to telehealth visits to provide consumers with quick, easy and affordable access to healthcare which are offered to patients on a cash-pay basis outside of insurance. Through GoodRx Care, we provide consumers with access to a convenient and affordable way to receive a diagnosis and a prescription online, when medically appropriate. Once they complete their online visit, consumers are able to choose to fill their prescriptions, should they receive one, at retail locations using a GoodRx code, via mail delivery through a third-party partner free of charge through Gold or by paying a small service fee. We believe our telehealth offering will continue to enhance the accessibility of our prescription and subscription offerings for consumers.

Sales & Marketing

Consumers come to our platform organically and also through our sales and marketing initiatives. The GoodRx brand benefits from word-of-mouth recommendations to consumers from friends, healthcare professionals and pharmacists, as well as press coverage, which drives significant unpaid traffic to our apps and websites.

In addition to organic consumer acquisition, our sales and marketing efforts are designed to bring new consumers onto our platform for the first time and to re-engage existing consumers. We acquire new consumers through a variety of channels, including: (i) direct to consumer marketing which includes TV, paid search or other digital campaigns; (ii) marketing through healthcare partnerships which includes marketing materials in physician offices, integrating pricing from our platform into electronic health record providers, or EHRs, prescribing workflows so that healthcare professionals can provide prices from our platform to their patients at the point of prescribing; (iii) marketing through partnerships with other affiliates to distribute our discounts and solutions to a broader target audience outside of the healthcare ecosystem; (iv) offer incentives to certain consumers (who are not our customers) that further reduce discounted prices offered on our platform for a limited time and on a limited number of prescription drugs to attract new and re-engage existing consumers; and (v) through content creation which increases traffic to the GoodRx apps and websites such as from GoodRx Health and HealthiNation Inc., our wholly-owned subsidiary, which provides visitors with thousands of articles with research-backed answers to health questions and provides us with more opportunities to convert visitors to active consumers.

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
•
Continue to Build the GoodRx Brand: We believe that there are significant opportunities to increase awareness and educate healthcare consumers regarding prescription pricing, as well as our platform and solutions. As we continue to build our brand, we anticipate that many of the consumers who do not fully understand prescription pricing, or that are not aware of tools such as our platform, will begin using our platform.
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
o
Subscription Offerings: We believe our subscription offerings, and our Gold subscription offering in particular, have higher lifetime value than our prescription transactions offering. We will continue to increase the value proposition for consumers by bundling various existing and new offerings in affordable and consumer-friendly subscription packages.
o
Telehealth Offering: We believe our telehealth offering contributes to the growth of our other offerings, including our prescription transactions offering and Gold. We see telehealth as an opportunity to add another key consumer entry point into our platform and create an excellent user experience.
•
Future Expansion Opportunities: We believe there are many other areas of healthcare that could benefit from the transparency and accessibility provided by our platform. While we are currently focused on scaling our existing offerings, we see attractive opportunities to deploy our expertise in markets such as clinical trials, insurance marketplaces, in person doctor visits and prescription delivery, differentiated features and services for healthcare providers such as our enhanced Provider Mode released in 2022, as part of our GoodRx for Providers platform initially launched in 2021, that provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey, among others. As we continue to grow our brand awareness and consumer base, selling additional products and services into our large acquired base will drive an attractive incremental margin opportunity.
•
Pursue Strategic Partnerships and Acquisitions: We are a valuable partner to a variety of healthcare constituents. We have completed several acquisitions and entered into a number of strategic agreements over the last three years. For example, in 2022, we acquired vitaCare, which supplements and expands our pharma manufacturer solutions offering while helping to improve patients' awareness, access and adherence to affordable medication, and flipMD, Inc., which helps expand both our engagement with healthcare providers and pharma manufacturers. In addition, in 2022, we launched our collaboration with Express Scripts where eligible Express Scripts members will automatically be able to access GoodRx prices as part of their pharmacy benefit and we also began to enter into selective direct contractual agreements with pharmacies to complement the existing contractual agreements with our PBMs. As part of our business strategy, we will continue to pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position and enhance our capabilities.
•
Drive Shareholder Value: We are focused on delivering consistent and efficient growth by reprioritizing investments to where they are most needed while delivering to consumers what they have come to expect from GoodRx. For example, in August 2022, we implemented a reduction in force in order to consolidate functions and eliminate or reduce investment in areas of lower focus to align with our strategic goals and drive incremental margin.

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

We principally compete with companies that provide prescription savings and solutions to pharma manufacturers. New entrants may also enter our industry and compete with us. Generally, we believe that we are able to compete effectively against these organizations based on our brand, scale, pricing and consumer experience. Our competitors vary in size and breadth of their offerings.

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

As of December 31, 2022, we owned four issued patents and three pending patent applications in the United States. One issued patent relates to our ability to combine prices from multiple PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment. As of December 31, 2022, we held thirteen registered trademarks in the United States, including trademarks for our brand, GoodRx, and for the use of the color yellow in the prescription discounts space. Additionally, we had two trademark applications pending as of December 31, 2022, one of which is for our new company logo. In addition, we have registered domain names for websites that we use in our business, such as www.goodrx.com.

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

Philanthropy

Philanthropy is not a separate initiative in our company; helping others is woven throughout everything we do. Throughout our history, we have provided charitable support to communities, individuals, students, clinics and non-profits in furtherance of that goal. We regularly sponsor programs and events that support people in marginalized communities or people who have challenges obtaining access to healthcare.

In 2022, our employees worked on several initiatives to help those in underserved communities. We donated approximately $10,000 to educational and other organizations focused on providing healthcare access in Black communities. A number of our employees flew to Florida to help victims of Hurricane Ian and help deliver essential supplies, provide on-the-ground assistance, and offer financial support to those affected by the hurricane. Our employees also volunteered throughout the year at healthcare pop-ups in underserved communities and our leaders sponsored team members as they raised money for breast cancer awareness, the fight against leukemia, and other nonprofits.

In addition, through "Good To Give," our employee-led donation program, we have supported over 15 nonprofit organizations in 2022 with donations totaling approximately $100,000. Every quarter, our employees nominate and vote for nonprofit organizations and causes they believe in, to which we then make a donation. We have made financial contributions to a broad range of organizations, including those dedicated to helping our most vulnerable communities, addressing important issues like conservation, and improving healthcare access, education, and research.

We continue to expand our commitment to equitable healthcare access through the creation of GoodRx Helps, a 501(c)(3) tax-exempt public charity. This nonprofit is funded and supported by our December 2020 donation of 1.1 million shares of our Class A common stock which had an estimated fair value of $41.7 million at the time of funding. GoodRx Helps’

philanthropic mission is to help underserved communities who are unable to afford their healthcare due to systemic barriers. Since its formation, GoodRx Helps has provided free prescription medications at charitable clinics across the United States, three separate scholarship programs to support the careers of students from underrepresented groups in healthcare, and grants to mission-aligned healthcare clinics and organizations. GoodRx Helps has also hosted multiple community health pop-ups to improve access to essential healthcare services, such as primary care, health screenings, COVID-19 and influenza vaccinations, insurance enrollment assistance, and much more.

Our People and Culture

Our people are essential to our success. We believe that advocating for and putting people first, leading with empathy, and building trust across our organization are core to our success. We prioritize providing a safe, rewarding and respectful workplace where our people have the opportunities to pursue career paths based on skills, performance and potential.

In 2020 and 2021, the Los Angeles Business Journal rated us as one of the Best Places to Work. In 2022, we received eight awards by Comparably, a workplace culture data and ratings service, for Best Company Outlook, Best Company Happiness, Best Company Leadership, Best Company Los Angeles, Best Company Compensation, Best Company Perks & Benefits, Best Teams Marketing and Best Teams Engineering.

As of December 31, 2022, we employed 954 employees, of which 952 are full-time and 2 are part-time employees. Of our total employees, 300 are based at our headquarters in Santa Monica, California. Our employees are split among the following departments and functions: 254 principally in customer service, 392 in product development and technology, 175 in sales and marketing, and 133 in general and administrative functions. Women make up 50% (425 employees) of our workforce who have chosen to identify their gender. Non-white employees make up 59% (546 employees) of our workforce who have chosen to identify their ethnicity/race.

Diversity, equity and inclusion ("DEI") are top of mind, and we strive to build a workforce that can represent the clients, customers and partners that we serve everyday. DEI considerations touch all facets of our employee lifecycle, from onboarding to experience, performance, tenure and succession planning. In January 2023, we launched 5 Community Resource Groups (CRGs) that advocate for the needs of our members across a diverse range of identities and experiences. The CRGs are expected to have appointed leads, executive sponsors, and subpillar leads for recruiting, company events and community impact. We will be rolling out enhanced training pertaining to performance management, interview and unconscious bias training. Coaching, mentorship, and building community are top of mind to foster psychological safety and collaboration. Additionally, there are a number of key partnerships that we have cultivated externally with to invest in our DEI commitment.

In managing our business, we strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among our company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. Our employees are supported with training and development opportunities to pursue their career paths and to promote compliance with our policies. We adhere to our code of business conduct and ethics (the "Code of Business Conduct and Ethics"), which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.

We have taken and continue to take necessary actions to actively monitor risks related to COVID-19 and proper application of our safety protocol to remain aligned with federal, state, local and international laws, regulations and guidelines. Steps we have taken include our commitment to embrace both hybrid and remote working for our employees as we believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees that work remotely.

We also continue to provide robust benefits, including health insurance for employees and dependents, 401(k) match, fertility benefits, paid parental leave and discretionary vacation. We foster a tight-knit corporate culture through company events, team building offsites, happy hours, game and movie nights, and pet-friendly offices. The biggest perk of all is knowing that the work performed has a meaningful impact on our consumers.

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

Since we receive, use, transmit, disclose and store personally identifiable information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Section 5(a) of the Federal Trade Commission Act, certain state data privacy and security laws, including the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”) and the Virginia Consumer Data Protection Act; the violation of any such laws and regulations could result in legal remedies that could materially impact our business or financial performance.

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

State Licensing Requirements

Certain states have enacted laws regulating companies that offer and market discount medical plans, including prescription drug plans, subscription membership programs or discount cards, such as our prescription transactions offering, Gold, Kroger Savings, and any other subscription products we may develop in the future, including with respect to our telehealth offering. These state laws are intended to protect consumers from fraudulent, unfair or deceptive marketing, sales and enrollment practices by such plans. It is possible that other states may enact new requirements or interpret existing requirements to include our programs. In addition, vitaCare is also subject to licensure and certification requirements, including state licensing of pharmacies and pharmacists. Failure to obtain the required licenses, certifications or registrations to offer and market our subscription discount programs and pharmacy services may result in civil penalties, receipt of cease and desist orders, or a restructuring of our operations.

State Corporate Practice of Medicine and Fee Splitting Laws

With respect to our telehealth platform, GoodRx Care contracts with physician-owned professional entities to deliver our telehealth offering to their patients in the United States principally supported by Wheel Health, Inc.'s (“Wheel”) technology and network of clinicians. We enter into management services agreements with these physician-owned professional entities pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services. In addition, our telehealth platform enables consumers to opt in to use our prescription transactions offering and/or fill their prescriptions through a third-party mail delivery pharmacy. These relationships are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—Our telehealth offering offered to consumers is subject to laws, rules and policies governing the practice of medicine and medical board oversight.” and “Risk Factors—Risks Related to the Healthcare Industry—In our telehealth offering, we are dependent on our relationships with affiliated professional entities, which we do not own and principally supported by our arrangement with Wheel, to provide healthcare services, and our business would be adversely affected if those relationships were disrupted.”

Healthcare Fraud and Abuse Laws

Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, self-referral, false claims, and other healthcare fraud and abuse laws. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—We may be subject to state and federal fraud and abuse and other healthcare regulatory laws and regulations. If we or our commercial partners act in a manner that violates such laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties as well as exclusion from government healthcare programs.”

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

Our Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officers and our principal financial officer. A copy of the code is available on our website at www.goodrx.com in the “Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Our limited operating history and evolving business make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

•
continue to attract new consumers to our platform and position our platform as an important way to make purchasing decisions for prescription medications and other healthcare products and services;
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
•
comply with existing and new or amended laws and regulations applicable to our business and in our industry;
•
anticipate and respond to macroeconomic changes, changes in medication pricing and industry pricing benchmarks and changes in the markets in which we operate, including any impacts of the current economic slowdown;
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

We experienced significant growth in recent years. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this Part I, Item 1A, “Risk Factors” and the extent to which our various offerings grow, organically and through acquisitions, and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of consumers may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

Our results of operations vary and may fluctuate significantly from period-to-period.

Our quarterly and annual results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and are difficult to predict. We have presented many of the factors that may cause our results of operations to fluctuate in this Part I, Item 1A, “Risk Factors,” including the extent to which our various offerings grow and contribute to our results of operations. In addition, we typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season and seasonal cold and flu trends. In addition, we may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. The grocer issue and the ongoing impact of the COVID-19 pandemic may have masked these trends in recent periods and may continue to impact these trends in the future. The cumulative effects of such factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful and investors should not rely on our past results as an indication of our future performance.

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

In recent years, we experienced rapid growth in our business operations and the number of consumers that use our offerings, and we may continue to experience growth in the future. This growth placed, and may in the future place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Management of growth is particularly difficult when employees work from home as a result of our hybrid/remote workplace. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our platform and offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

Risks Related to Our Business

We may be unsuccessful in achieving broad market education and changing consumer purchasing habits.

Our success and future growth largely depend on our ability to increase consumer awareness of our platform and offerings, and on the willingness of consumers to utilize our platform to access information, discounted prices for prescription medications and other healthcare products and services, including telehealth services. We believe the vast majority of consumers make purchasing decisions for healthcare products and services on the basis of traditional factors, such as insurance coverage, availability at nearby pharmacies and availability of nearby medical testing. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative pharmacies or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using GoodRx codes when purchasing prescription medications and other healthcare products and services. We focus our marketing and education efforts on consumers, but also aim to educate and inform healthcare providers, pharmacists and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons, including:

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
•
perception regarding acceptance rates of pharmacies for our GoodRx codes available through our platform, such as that occurred in connection with a grocery chain that previously did not accept discounted pricing for a subset of prescription drugs from our PBMs starting late in the first quarter of 2022;
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

Our success depends in part on our ability to cost-effectively attract and acquire new consumers, retain our existing consumers and encourage our consumers to continue to utilize our platform when making purchasing decisions for prescription medications and other healthcare products and services. To expand our base of consumers, we must appeal to consumers who have historically used traditional outlets for their healthcare products and services, and who may be unaware of the possibility or benefits of using discounted prices to purchase healthcare products and services outside of insurance programs. We have made significant investments related to consumer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that this spending will be effective or that revenue from new consumers that we acquire will ultimately exceed the cost of acquiring those consumers. Alternatively, we have and may continue to focus on the efficiency of our spending on customer acquisition related strategies, which may impact our ability to acquire or retain consumers. If we fail to deliver reliable and significant discounted prices for prescription medications, we may be unable to acquire or retain consumers. If we are unable to acquire or retain consumers who use our platform in volumes and with recurrence sufficient to grow our business, we may be unable to maintain the scale necessary for operational efficiency and to drive beneficial and self-reinforcing network effects across the broader healthcare ecosystem, including pharmacies, PBMs and pharma manufacturers. Consequently, we may not be able to present the same quality or range of solutions on our platform or otherwise, which may adversely impact consumer interest in our platform, in which case our business, financial condition and results of operations would be adversely affected.

We believe that our paid and non-paid marketing initiatives have been critical in promoting consumer awareness of our platform and offerings, which in turn has driven new consumer growth and increased the extent to which existing consumers have used our platform. Our paid marketing initiatives include television, search engine marketing, mail to consumers and healthcare provider offices, email, display, radio and magazine advertising and social media marketing as well as consumer discounts and incentives. For example, we actively market our platform and offerings through television and we rely on direct mail to distribute marketing materials to consumers. If we are unable to cost-effectively market to consumers, or if we elect to reduce our spending to drive traffic to our apps and websites, our ability to acquire new consumers and our financial condition would be materially and adversely affected. We also buy search advertising primarily through search engines such as Google and Bing, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of consumers who visit our websites. The costs associated with advertising through search engines can also vary significantly from period to period, and have generally increased over time. We may be unable to modify our strategies in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, our websites must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. Although consumer traffic to our apps is not reliant on search results, growth in mobile device usage may not decrease our overall reliance on search results if consumers use our mobile websites rather than our apps or use search to initially find our apps. In fact, growth in mobile device usage may exacerbate the risks associated with how and where our websites are displayed in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results.

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

To remain competitive and encourage the use of our platform, we have in the past offered and may continue to offer incentives to certain consumers that further reduce discounted prices offered on our platform for a limited time and on a limited number of prescription drugs. We cannot assure that offering such incentives will be successful in attracting new and recurring consumers and to maintain competitive discounted prices in the future. If we are unable to successfully manage these incentives, our financial performance may be adversely impacted.

Our consumer education, acquisition and retention initiatives can be expensive and may be ineffective in driving consumer education or interest in our platform. Further, if new or existing consumers do not perceive that the discounted prices presented through our platform are reliable or meaningful, or if we fail to offer new and relevant offerings and application features, we may not be able to attract or retain consumers or increase the extent to which they use our platform and applications for other or future purchases. If we fail to continue to grow our base of consumers, retain existing consumers or increase consumer engagement, our business, financial condition and results of operations will be adversely affected.

We rely significantly on our prescription transactions offering and may not be successful in expanding our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry.

To date, the vast majority of our revenue has been derived from our prescription transactions offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, primarily PBMs. Revenue from our prescription transactions offering represented 72%, 80% and 89% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of this revenue was generated from consumer transactions at brick and mortar pharmacies. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail delivery prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our total revenue, which may have an adverse effect on our business, financial condition and results of operations. Because we derive a vast majority of our revenue from our prescription transactions offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We seek to expand our offerings within the prescriptions market and the pharma manufacturer solutions market in the United States. We are actively investing in these growth areas. However, expanding our offerings and entering into new markets requires substantial additional resources, and our ability to succeed is not certain. During and following periods of active investment, we may experience a decrease in profitability or margins, particularly if the area of investment generates lower margins than our other offerings. As we expand our offerings, we will need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such an expansion successfully. Any such expansion would be subject to additional uncertainties and would likely be subject to additional laws and regulations. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new offering types, and our ability to generate revenue from our current offerings and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow revenue or recover any associated development costs, our business, financial condition and results of operations could be adversely affected.

Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.

Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. We do not control the pricing strategies of pharma manufacturers, wholesalers, PBMs and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies, PBMs and pharma manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these pricing structures. For example, a grocery chain took actions late in the first quarter of 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are our customers, and whose pricing we promote on our platform. This had a material adverse impact on our results of operations for the year ended December 31, 2022 and may continue to have a material adverse impact in future periods.

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

The categories and brands of medications for which we can present discounted prices are largely determined by PBMs. PBMs work with insurance companies, employers and other organizations and enter into contracts with pharmacies to determine negotiated rates. They also negotiate rebates with pharma manufacturers. The terms that different PBMs negotiate with each pharmacy are generally different and result in different negotiated rates available via each PBM’s network, all of which is outside our control. Different PBMs prioritize and allocate discounts across different medications, and continuously update these allocations in accordance with their internal strategies and expectations. As we have agreements with PBMs to market their negotiated rates through our platform, our ability to present discounted prices is dependent upon the arrangements that PBMs have negotiated with pharmacies and upon the resulting availability and allocation of discounts for medications subject to these arrangements. In general, industry participants are less likely to allocate or provide discounts or rebates on brand medications that are covered by patents. As a result, the discounted prices that we are able to present for brand medications may not be as competitive as for generic medications. Similar to the total prescription volume in the United States, the vast majority of the utilization of our platform relates to generic medications.

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

A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with more than a dozen PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Revenue from each PBM fluctuates from period to period as the discounts and prices available through our platform change, and different PBMs experience increases and decreases in the volume of transactions processed through their respective networks. Our three largest PBM partners accounted for 31% of our revenue in 2022, 34% of our revenue in 2021, and 42% of our revenue in 2020. In 2022, Express Scripts accounted for more than 10% of revenue. In 2021, Express Scripts and Navitus each accounted for more than 10% of revenue. In 2020, Navitus, MedImpact and Express Scripts each accounted for more than 10% of revenue. The loss of any of these large PBMs may negatively impact the breadth of the pricing that we are able to offer consumers.

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

If one or more of these pharmacy chains terminates its cash network contracts with PBMs that we work with or enters into cash network contracts with PBMs that we work with at less competitive rates, our business may be negatively affected. For example, a grocery chain took actions late in the first quarter of 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are our customers, and whose pricing we promote on our platform. This had a material adverse impact on our results of operations for the year ended December 31, 2022 and may continue to have a material adverse impact in future periods. Such actions could be exacerbated by further consolidation of PBMs or pharmacy chains. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition. If there is a decline in revenue generated from any of the PBMs we contract with, as a result of consolidation of PBMs or pharmacy chains, pricing competition among industry participants or otherwise, if we are unable to maintain or grow our relationships with PBMs or if we lose one or more of the PBMs we contract with and cannot replace the PBM in a timely manner or at all, there would be an adverse effect on our business, financial condition and results of operations.

We do not generate a significant percentage of revenue from mail delivery service. To the extent consumer preferences change, including as a result of public health concerns, we may not be able to accommodate sufficient demand for mail delivery service which may have an adverse effect on our business, financial condition and results of operations.

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

We compete with companies that provide savings on prescriptions, as well as companies that offer advertising and market access for pharma manufacturers. Within the prescriptions discounts and price comparison market, our competition is fragmented and consists of competitors that are larger and smaller than us in scale, including large e-commerce companies. There can be no assurance that competitors will not develop and market similar offerings to ours, or that industry participants, such as integrated PBMs and pharmacy providers, will not seek to leverage our platform to drive consumer demand and traffic to their networks and eventually away from, or outside of, our platform. We may face increased competition from those that attempt to replicate our business model or marketing tactics, such as discount websites, e-commerce websites, apps, cash back and loyalty programs and new comparison shopping sites from various industry participants, any of which could impact our ability to attract and retain consumers. Our pharma manufacturer solutions offering competes for advertising and market access budget allocation against traditional direct to consumer and other platforms on which pharmaceutical manufacturers can reach consumers, such as through physicians, health-related apps and websites, television advertisements and services supporting patient access. We also face competition in the telehealth market from a range of companies, including providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans. A competitor’s offerings, reputation and marketing strategies can have a substantial impact on its ability to attract and retain consumers, and we may face competition from existing or new market entrants with greater resources and better offerings, pricing, reputations and market strategies, which would have a negative impact on our business. Any such competitor may be better able to respond quickly to new technologies, develop deeper relationships with consumers and industry participants, including pharmacies, PBMs and telehealth providers, or offer more competitive discounts or pricing. While we negotiate protective terms related to our discounted prices, our intellectual property and our consumers, with PBMs, our contracts with these parties are not exclusive and PBMs work with others in the industry to drive volume to their networks. For example, our contracts include provisions that, among others, restrict the ability of PBMs to compete with us and solicit our consumers. We aim to differentiate our business through scale and by innovating and delivering offerings and services that demonstrate value to our new and existing consumers, particularly in response to frequent changes in medication pricing and the cost of medical care. Our failure to innovate and deliver offerings and services that demonstrate value, or to market such offerings and services effectively, may affect our ability to acquire or retain consumers, which could have a material adverse effect on our business, results of operations and financial condition.

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

Global health concerns relating to the COVID-19 pandemic have impacted the macroeconomic environment, including by increasing economic uncertainty. GoodRx has continued to monitor and respond to the effects of COVID-19 and its variants on its employees, customers and business operations. During 2020 and 2021, in addition to various other government restrictions, governmental authorities recommended, and in certain cases, required, that elective or other medical appointments be suspended or cancelled to avoid non-essential patient exposure to medical environments and potential infection. These and other measures not only negatively impacted consumer spending and business spending habits, they adversely impacted and may further impact our workforce and operations and the operations of healthcare professionals, pharmacies, consumers, PBMs and others in the broader healthcare ecosystem. Although many of these measures have eased, overall measures to contain the COVID-19 pandemic may remain in place for a significant period of time, and certain geographic regions are experiencing resurgences of COVID-19 infections. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect it to continue to impact our business, financial condition, results of operations and liquidity, but cannot accurately predict at this time the future potential impact on our business, financial condition, results of operations or liquidity. Various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have, at times, reduced the extent to which consumers visit healthcare professionals in-person, seek treatment for certain conditions or ailments, and receive and fill new prescriptions. Consumers may also increasingly elect to receive prescriptions by mail delivery instead of at the pharmacy, which could have an adverse impact on our prescription transactions offering. In addition, many pharmacies and healthcare providers have, at times, reduced staffing, closed locations or otherwise limited operations, and many prescribing healthcare professionals have reduced or postponed treatment of certain patients. The number of Monthly Active Consumers and our prescription transactions offering were adversely impacted principally in the second quarter of 2020 by consumers’ decisions to avoid visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The effect of the COVID-19 pandemic on the number of Monthly Active Consumers lessened throughout 2021 and 2022, but remains uncertain. Any future decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.

The spread of COVID-19 has also caused us to modify our business practices (including employee travel, employee work locations, and the cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, consumers and partners, which may have an adverse impact on our business. For example, we have implemented work-from-home measures, which have required us to provide technical support to our employees to enable them to connect to our systems from their homes. We may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from remote locations.

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

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be readily predicted. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future as well as similar impacts from other future pandemics or outbreaks of disease.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A, “Risk Factors.”

Our estimated addressable market is subject to inherent challenges and uncertainties. If we overestimate the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited.

Our TAM is based on internal estimates and third-party estimates regarding the size of each of the U.S. prescriptions market, pharma manufacturer solutions market and telehealth market, and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. In particular, we calculated the TAM for our prescription opportunity based on data from the Centers for Medicare & Medicaid Services regarding the expected size of the U.S. prescription market in 2020, plus our estimated value of prescriptions that are written but not filled. This estimate is based on third-party reports and is subject to significant assumptions and estimates. Additionally, we calculated the TAM for our pharma manufacturer solutions opportunity based on data published in an article in the Journal of the American Medical Association regarding the amount of advertising and marketing spending by U.S. pharma manufacturers in 2016. We calculated the TAM for our telehealth opportunity based on a report by McKinsey & Company regarding the extent to which amounts spent on outpatient office and home health visits in 2020 can be addressed via telehealth offering. These estimates, as well as the estimates and forecasts elsewhere in this Annual Report on Form 10-K relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. Additionally, our TAM for our prescription transactions offering includes medications for which we are currently not able to offer savings on the prices paid by non-insured and insured consumers and for which we may not be able to provide savings on in the future. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.

We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We present certain operational metrics in our SEC filings, including Monthly Active Consumers, Monthly Visitors, subscribers, subscription plans, GMV, savings and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics have evolved and may continue to change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our platform and offerings and other metrics. For example, we believe that there are consumers who access our offerings through multiple accounts or channels, and that there are groups of consumers, such as families, who access our offerings through single accounts or channels, both of which impact our number of Monthly Visitors, as each channel is counted independently. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

Our telehealth offering is dependent on our ability to maintain our relationship with our telehealth provider network and ability to recruit qualified telehealth providers.

The success of our telehealth offering depends in part on our continued ability to maintain our relationship with our telehealth provider network and ability to recruit qualified telehealth providers. There is significant competition in the telehealth market for qualified telehealth providers, and if our third-party partners, such as Wheel, are unable to recruit or retain physicians and other healthcare professionals and service providers, it could negatively impact our telehealth offering. Moreover if our relationship with these third-party partners were to end, it could have a material adverse effect on our business, financial condition and results of operations and/or cause us to cease our telehealth offering.

Negative media coverage could adversely affect our business.

We receive a high degree of media coverage in the United States. Unfavorable publicity regarding, for example, the healthcare industry, industry competition, litigation or regulatory activity, the actions of the entities included or otherwise involved with our platform, negative perceptions of prescriptions included on our platform, medication pricing, pricing structures in place amongst the industry participants, our data privacy or data security practices, our platform or our revenue could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on our ability to attract and retain consumers, partners, or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition and results of operations.

We may be unable to successfully respond to changes in the market for prescription pricing, and may fail to maintain and expand the use of GoodRx codes through our apps and websites.

In recent years, we believe that consumer preferences and access to prescription medication discounts has increasingly shifted from traditional offline or analog channels, such as newspapers and by direct mail, to digital or electronic channels, such as apps, websites and by email. It is difficult to predict whether the pace of the transition from traditional to digital channels will continue at the same rate and whether the growth of the digital channel will continue. While we actively promote the use of our apps and websites, if the demand for digital channels does not continue to grow as we expect, or if we fail to successfully address this demand through our platform, our business could be harmed. Consumer access and preferences for purchasing medications may evolve in ways which may be difficult to predict. Further, if PBMs or pharmacy chains elect to directly distribute pricing information through their own digital channels, or if new or existing competitors are faster or better at addressing consumer demand and preferences for digital channels, or are able to offer more accessible discounted prices to consumers, our ability and success in presenting discounted prices on our platform may be impeded and our business, financial condition and results of operations would be adversely affected. If we cannot maintain a sufficient offering of discounted prices on our platform, new consumers and existing consumers may perceive our platform as less relevant, consumer traffic to our platform could decline and, as a result, new consumers and existing consumers may decrease their use of our platform or subscription offerings, which would affect our contracts with certain partners included or otherwise involved with our platform and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to maintain a positive perception regarding our platform or maintain and enhance our brand.

A decrease in the quality or perceived quality of the discounted prices available through our platform, or of our telehealth offering, could harm our reputation and damage our ability to attract and retain consumers and partners included or otherwise involved with our platform, which could adversely affect our business. Many factors that impact the perception of our offerings are beyond our control.

Maintaining and enhancing our GoodRx brand and the branding and image of our various offerings, such as GoodRx Care, is critical to our business and our ability to attract new and existing consumers to our platform. We expect that the promotion of our brand will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. We have and may continue to decide to reduce such investments, which may impact our ability to acquire or retain consumers, or other partners included or otherwise involved with our platform. The successful promotion of our brand will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brand, we could lose consumer traffic, which could, in turn, cause PBMs and others to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.

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

We rely on information technology to operate our business and maintain competitive, and must adapt to technological developments or industry trends.

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

Despite the implementation of preventative and detective security controls, such IT Systems are vulnerable to damage or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism and war. Such IT Systems, including our servers, are additionally vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). As we continue to embrace both hybrid and remote working, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property.

We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. We and certain of our service providers from time to time are subject to cyberattacks and security incidents. Even when a security incident is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our offerings to consumers. Moreover, we and our third-party vendors collect, store and transmit sensitive data, including health-related information, personally identifiable information, intellectual property and proprietary business information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such breaches may in the future require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA as well as regulations promulgated by the Federal

Trade Commission ("FTC") and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

The CCPA, which became effective on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. We have enacted and will continue to enact changes to ensure compliance with the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation.

The CPRA significantly amends the CCPA and the majority of its provisions went into effect on January 1, 2023. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Further, certain states have passed similar laws, including Nevada, Virginia, Colorado, Connecticut and Utah and many similar laws have been proposed at the federal level and in other states.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA and CPRA require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle or provide access to their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. It may also violate one or more FTC-enforced rules. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. We recently reached a negotiated settlement (a "proposed consent order") with the FTC with respect to an investigation of our privacy and security practices. For further information regarding this

FTC matter and the proposed consent order, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As a result of regulatory enforcement proceedings and inquiries, there may be settlements, enforcement actions, or related litigation that could include monetary penalties and/or compliance requirements that may (1) impose significant and material costs, (2) require us to make modifications to our data practices and our marketing programs, (3) result in negative publicity, or (4) have a negative impact on consumer demand for our products and services, or on our commercial or industry relationships. There may also be significant and material resource burdens on us, require certain aspects of our operations to be overseen by an independent monitor, and/or limit or eliminate our ability to use certain targeting marketing strategies or work with certain third-party vendors. Any of these events could adversely affect our ability to operate our business and our financial results.

In addition, HIPAA, which applies to parts of our business, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. For example, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), such as vitaCare, and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services ("HHS"), affected individuals and if the breach is large enough, the media. We have experienced such breaches in the past and could be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

In addition, to the extent we, through vitaCare, or our other contractors or agents receive or obtain individually identifiable health information from patients, healthcare professionals, pharmacies, or other individuals or entities, we could be subject to criminal penalties if we mishandle individually identifiable health information in a manner that is not authorized or permitted by HIPAA. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

In addition, vitaCare’s activities could be subject to regulation and enforcement by the federal government and the states in which vitaCare’s conducts its business, including state licensing of pharmacies and pharmacists and as a result of potential increased scrutiny of innovation in hub services.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change” (generally defined as a change (by value) in its equity ownership by more than 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2021, we completed a study to assess whether an ownership change under Section 382 of the Code had occurred, or whether there had been multiple ownership changes since our formation. We determined that a Section 382 ownership change occurred in 2018, but we also determined that this ownership change did not materially impact our ability to utilize our NOL carryforwards and certain other tax attributes generated that year. We may have experienced additional ownership changes since December 31, 2021, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. Further, U.S. tax laws limit the time during which NOL carryforwards generated before January 1, 2018 may be applied against future taxes. While NOL carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. For these reasons, our ability to utilize NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Our recent reduction in force undertaken to re-balance our investments and cost structure into prioritized areas that we believe will drive incremental long-term growth and improve margins may not achieve our intended outcome.

In August 2022, we implemented a reduction in force affecting approximately 140 employees, or 16%, of our wholly-owned subsidiary GoodRx, Inc.’s workforce in order to consolidate functions and eliminate or reduce investment in areas of lower focus. In connection with these actions, we have incurred termination costs, which include pre-tax charges of approximately $5.9 million for the reduction in force. This reduction in force is expected to result in approximately $23.0 million to $25.0 million of annualized run rate cash savings associated with the approximately 140 employees, excluding the hiring of new employees or other additions to our costs and expenses.

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

Although we only operate in the United States, our business, financial performance and results of operations depend in part on worldwide macroeconomic economic conditions and their impact on consumer spending. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect costs of manufacturing prescription medications, consumer spending or buying habits could materially and adversely affect demand for our offerings. Volatility in the financial markets has also had and may continue to have a negative impact on consumer spending patterns. In addition, negative national or global economic conditions may materially and adversely affect the PBMs we contract with and their associated pharmacy networks, financial performance, liquidity and access to capital. This may affect their ability to renew contracts with us on the same or better terms, which could impact the competitiveness of the discounted prices we are able to offer our consumers. All of these factors may be exacerbated by global financial conditions and other geopolitical factors, including as a result of the Russian invasion of Ukraine and trade tensions with China, which could harm our business, financial condition and results of operations.

Economic factors such as increased insurance and healthcare costs, commodity prices, shipping costs, inflation, higher costs of labor, and changes in or interpretations of other laws, regulations and taxes may also increase our costs and our make our offerings less competitive, increase general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Additionally, global public health crises, natural disasters, such as earthquakes and wildfires, and other adverse weather and climate conditions, political crises, such as terrorist attacks, war and other political instability or other unexpected events, could disrupt our operations, internet or mobile networks or the operations of PBMs and their pharmacy networks. For example, our corporate headquarters and other facilities are located in California, which in the past has experienced both severe earthquakes and wildfires. If any of these events occurs, our business could be adversely affected.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.

We have completed a number of strategic acquisitions in the past and may in the future consider opportunities to acquire or make investments in new or complementary businesses, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our pharmacy or PBM networks and healthcare platform in general, complement our current offerings or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

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

As of December 31, 2022, we had $667.1 million of principal amounts outstanding under a term loan that requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due upon maturity in October 2025. We also have a revolving credit facility and as of December 31, 2022, we had no borrowings outstanding under our revolving credit facility (see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details). Our current and additional debt arrangements that we expect to enter into in the future may limit our ability to, among other things:

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

We currently rely upon third-party data storage providers, including cloud storage solution providers, such as Amazon Web Services and some specific uses of Google Cloud Platform. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our apps and websites are processed through servers hosted by these providers, particularly Amazon Web Services. We also rely on email service providers, bandwidth providers, internet service providers and mobile networks to deliver email and “push” communications to consumers and to allow consumers to access our websites. If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, including with respect to Amazon Web Services, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.

Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our apps and websites. As a result, we could lose consumer data and miss opportunities to acquire and retain consumers, which could result in decreased revenue. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging new facilities, technology, services and support. In addition, the failure of our third-party data centers or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our apps and websites.

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

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our apps and websites. Certain natural events may become more frequent or intense as a result of climate change. For more information, see our risk factor titled “We are subject to a series of risks related to climate change.” Cloud computing, in particular, is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition and results of operations may be materially and adversely affected.

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

We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services and data storage services. For example, we rely on Amazon Web Services for a substantial portion of our computing and storage capacity, and rely on Google for storage capacity and advertising services. Amazon Web Services provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Amazon Web Services may terminate its agreement with us by providing thirty days prior written notice. Similarly, Google provides us with storage capacity and advertising services, and may update the terms of its services unilaterally by providing advance notice and posting changed terms on its website. Google may also terminate its agreements with us immediately upon notice. Our other vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition, and results of operations.

We depend on our relationships with third parties and would be adversely impacted by system failures or other disruptions in the operations of these parties.

We use and rely on services from third parties, such as our telecommunications services and telehealth services, and those services may be subject to outages and interruptions that are not within our control. Failures by our telecommunications providers may interrupt our ability to provide phone support to our consumers and distributed denial of service attacks directed at our telecommunication service providers could prevent consumers from accessing our websites. In addition, we have in the past and may in the future experience down periods where our third-party credit card processors are unable to process the payments of our consumers, disrupting our ability to process or receive revenue from our subscription offerings. Disruptions to our telehealth offering, consumer support, website and credit card processing services could lead to consumer dissatisfaction, which would adversely affect our business, financial condition and results of operations.

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate revenues and could adversely affect our ability to collect proprietary data on consumer behavior.

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

We are subject to a series of risks related to climate change.

There are inherent climate-related risks wherever business is conducted. Certain of the facilities we rely on, including but not limited to offices and network infrastructure, are located in areas that have experienced, and are projected to continue to experience, various meteorological phenomena (such as drought, heatwaves, wildfire, storms, and flooding, among others) or other catastrophic events that may disrupt our or our suppliers’ operations, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may increase the frequency and/or intensity of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk.

Additionally, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. For more information, see our risk factor titled “The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.” Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.

The increasing focus on environmental, social and governance initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by various stakeholders, including but not limited to investors, environmental activists, the media and governmental and nongovernmental organizations, on a variety of environmental, social and governance (“ESG”) and other sustainability matters. Such increased scrutiny may result in increased costs, changes in demands for certain products, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations.

From time to time, we may create and publish voluntary disclosures regarding ESG matters. Identification, assessment, and disclosure of such matters is complex. Certain statements may be based on expectations, assumptions, or third-party information that we currently believe to be reasonable but may subsequently be determined to be erroneous or be subject to misinterpretation. Additionally, expectations regarding companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. ESG regulation and enforcement are also evolving rapidly, and we may be subject to investor or regulator engagement on our ESG disclosures even though we currently make them voluntarily.

Furthermore, certain market participants, including major institutional investors and capital providers, use third-party benchmarks or scores to measure our ESG practices in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. We may not agree that such initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or business relation with such customers or suppliers. To the extent we do adopt, or expand, certain ESG practices or policies, we may experience increased costs or be required to forego certain business opportunities in order to execute them; however, we cannot guarantee that such efforts will have the intended results. By contrast, any failure, or perceived failure, to pursue or conform to such policies, goals, or initiatives (including the manner in which we achieve some or any portion of our goals) within the timelines we announce, or at all, could adversely impact our reputation or business activities, including but not limited to potential enforcement actions or private litigation. As ESG best practices, reporting standards and regulatory requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition, or results of operations.

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

Our most material trademark asset is the registered trademark “GoodRx.” Our trademarks are valuable assets that support our brand and consumers’ perception of our offerings. We also hold the rights to the “goodrx.com” internet domain name, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses and our operating results could be adversely impacted. As of December 31, 2022, we owned four issued patents and three pending patent applications in the United States. One issued patent relates to our ability to combine prices from multiple PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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

Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. There also can be no assurance that we would be able to develop or license suitable alternative technology, content or other intellectual property to permit us to continue offering the affected technology, content or services to our partners. If we cannot develop or license technology for any allegedly infringing aspect of our business, we will be forced to limit our service and may be unable to compete effectively. Any of these events could materially harm our business, financial condition and results of operations.

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

We license certain intellectual property, including technologies and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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
•
the U.S. federal physician self referral law, or the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, which includes outpatient prescription drugs, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS. Unlike the federal Anti-Kickback Statute, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•
the U.S. federal false claims laws, including the civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
•
federal consumer protection and unfair competition laws, which broadly regulate platform activities and activities that potentially harm consumers; and
•
state laws and regulations, including state anti-kickback, self-referral and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers and self-pay patients.

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

Our telehealth offering offered to consumers is subject to laws, rules and policies governing the practice of medicine and medical board oversight.

Our ability to provide our telehealth offering in each state is dependent upon the state’s treatment of telehealth, such as the permissibility of asynchronous store-and-forward telehealth, under such state’s laws, rules and policies governing the practice of medicine, which are subject to changing political, regulatory and other influences. Some state medical boards have established rules or interpreted existing rules in a manner that limits or restricts our ability to conduct or optimize our business.

Our telehealth offering grants patients the ability to access our third-party partners' network of clinicians to see a board-certified medical professional for advice, diagnosis and treatment of routine health conditions on a remote basis. Due to the nature of this service and the provision of medical care and treatment by board-certified medical professionals, we, our third-party partners and any affiliated physicians and healthcare professionals are and may in the future be subject to complaints, inquiries and compliance orders by national and state medical boards. Such complaints, inquiries or compliance orders may result in disciplinary actions taken by these medical boards against the licensed physicians who provide services through our telehealth offering, which could include suspension, restriction or revocation of the physician’s medical license, probation, required continuing medical education courses, monetary fines, administrative actions and other conditions. Regardless of outcome, these complaints, inquiries or compliance orders could have an adverse impact on our telehealth offering and our platform generally due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Due to the uncertain regulatory environment, certain states may determine that we or our third-party partners are in violation of their laws and regulations or such laws and regulations may change. In the event that we must remedy such violations, we may be required to modify our offerings in such states in a manner that undermines our offerings or business, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our business, financial condition and results of operations could be materially adversely affected.

In our telehealth offering, we are dependent on our relationships with affiliated professional entities, which we do not own and principally supported by our arrangement with Wheel, to provide healthcare services, and our business would be adversely affected if those relationships were disrupted.

Our contractual relationships with our affiliated healthcare professionals providing telehealth services principally supported by Wheel's technology and network of clinicians, our platform that enables GoodRx Care consumers to opt in to use our prescription transactions offering, and GoodRx Care’s platform where consumers can access mail delivery to fill their prescriptions may implicate certain state laws in the United States that generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our arrangements to ensure that the healthcare professionals maintain exclusive authority regarding the delivery of medical care and prescription of medications when clinically appropriate, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state medical boards of medicine, state attorneys general and other parties, including our affiliated healthcare professionals, may assert that, despite the management service agreement and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, and/or that our arrangements with our affiliated professional entities constitute unlawful fee-splitting. If a state’s prohibition on the corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with our affiliated professional entities to bring its activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding the corporate practice of medicine, which could discourage physicians and other healthcare professionals from participating in our network of providers.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which pharma manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates on manufacturers under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). In addition, the IRA delayed the final rule removing safe harbor protection for price reductions given by pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law, until 2032. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it may be significant. Further, Congress and the Biden administration are likely to continue to scrutinize key participants in the healthcare industry, including PBMs.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control medication pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, disclosure, transparency and reporting requirements to regulatory agencies regarding marketing costs and discounts provided to patients, such as those provided through our prescription transactions offering and subscription offerings, for prescription medications dispensed by pharmacies, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the Supreme Court held in December 2020 in Rutledge v. Pharmaceutical Care Management that ERISA, a federal statute, did not preempt an Arkansas state law that regulates PBM reimbursements to network pharmacies and other standards for PBMs’ reimbursements to network pharmacies. As a result of this holding, some states have passed, and other states may pass similar legislation or may otherwise attempt to regulate PBMs, which could have impacts on the healthcare industry.

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

The holders of our Class B common stock, including the parties to our stockholders agreement, who also hold a significant portion of our Class B common stock, own approximately 97.4% of the combined voting power of our Class A and Class B common stock, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to 10 votes, until the earlier of, (i) the first date on which the aggregate number of outstanding shares of our Class B common stock ceases to represent at least 10% of the aggregate number of our outstanding shares of common stock and (ii) September 25, 2027, on all matters submitted to a vote of our stockholders. Moreover, the parties to our stockholders agreement, who also hold Class A and Class B common stock, own 96.1% of the combined voting power of our Class A and Class B common stock. Additionally, we expect to issue additional shares of Class B common stock in the future, including up to an additional 19.3 million shares of Class B common stock issuable in connection with the grant of restricted stock unit awards relating to an aggregate of 12.3 million shares of Class B common stock to each of our Co-Chief Executive Officers in connection with our IPO (the “Founders Awards”). In addition, we have agreed to nominate to our board of directors individuals designated by Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC in accordance with our stockholders agreement. Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, the parties to our stockholders agreement may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

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

The parties to our stockholders agreement collectively own 78.7% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our Class A common stock. The sale by the parties to our stockholders agreement of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our Class A common stock.

We anticipate incurring substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of restricted stock units (“RSUs”) granted in connection with and after our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.

In connection with our IPO, in September 2020, each of our Co-Chief Executive Officers were granted (i) 8.2 million RSUs that vest based on the achievement of certain stock price goals, subject to continued employment through the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4.1 million RSUs that vest in equal quarterly installments over four years, subject to continued employment through the applicable vesting date (the “Time-Vesting Founders Awards” and, together with the Performance-Vesting Founders Awards, the “Founders Awards”). The grant date fair value of the Founders Awards was $533.3 million. All of the stock price goals with respect to the Performance-Vesting Founders Awards were achieved in October 2020; see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. In light of the large number of RSUs subject to the Founders Awards, we have incurred and anticipate that we will incur substantial additional stock-based compensation and expend substantial funds to satisfy tax withholding and remittance obligations. As a result of the Founders Awards, and the Performance-Vesting Founders Awards in particular, a large number of shares of our Class B common stock are expected to be issued in 2023. On the settlement dates for the RSUs, we withhold shares and remit income taxes on behalf of the holders of such Founders Awards at applicable statutory rates as provided by the agreements governing the Founders Awards, which we refer to as net settlement. As an employee earns compensation, both the employer and the employee are liable for some portion of Social Security taxes and Medicare taxes (collectively referred to as “FICA” taxes) on the compensation. FICA taxes are generally due in the period when the substantial risk of forfeiture lapses. As there is no risk of forfeiture after the Performance-Vesting Founders Awards vested in October 2020, we settled 0.7 million RSUs at that time sufficient to satisfy FICA tax withholding obligations due in the year of vesting. As stipulated in the agreements governing the Founders Awards, the remaining 15.7 million Performance-Vesting Founders Awards shares will be settled three years from the applicable vesting date, or October 2023, or earlier upon a change in control event, as defined in the agreements governing the Founders Awards.

Assuming an approximate 47% income tax withholding rate and stock price in the range of $5.00 to $10.00 per share at settlement for the remaining 15.7 million shares underlying the Performance-Vesting Founders Awards, we estimate that our cash obligation on behalf of our Co-Founders to the relevant tax authorities to satisfy income tax withholding obligations would be approximately in the range of $36.9 million to $73.8 million, and we would deliver an aggregate of approximately 8.3 million shares of our Class B common stock to net settle these awards, after withholding an aggregate of approximately 7.4 million shares of our Class B common stock. The actual amount of the income tax obligations and the number of shares to be delivered could be higher or lower, depending on the price of our Class A common stock upon settlement and the applicable income tax withholding rates then in effect. We also anticipate expending substantial funds to satisfy tax withholding and remittance obligations for other equity awards granted to our employees as they vest over time.

We are, and may become in the future, subject to various legal proceedings and claims that arise in or outside the ordinary course of business, which may require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of these legal proceedings cannot be predicted with certainty. Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock. In addition, such lawsuits may make it more difficult to finance our operations.

We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain affiliates of Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC own approximately 96.1% of the combined voting power of our Class A and Class B common stock and are parties, among others, to a stockholders agreement. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing debt agreements restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

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

We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on the number and timing of our consumers using our platform, signing up for a subscription or using the services provided by our telehealth platform, as well as pharma manufacturers' spending patterns, which are uncertain. Additionally, our business is affected by general economic and business conditions around the world, including the impact of COVID-19. A softening in income, whether caused by changes in consumer preferences or a weakening in global economies, may result in decreased revenue levels, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in income. This inability could result in lower net income or greater net loss in a given quarter than expected.

We may experience fluctuations in our tax obligations and effective income tax rate, which could materially and adversely affect our results of operations.

We are subject to U.S. federal and state income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective income tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. For example, the Inflation Reduction Act of 2022, enacted in August 2022, imposes a minimum tax on certain corporations with book income of at least $1 billion (subject to certain adjustments) and an excise tax on certain stock buybacks and similar corporate actions, and we could become subject to such taxes in the future.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in Santa Monica, California, where we lease approximately 74,000 square feet of space under a lease expiring in 2031. We also maintain smaller satellite offices across the United States, including in San Francisco, California, Charleston, South Carolina, Asheville, North Carolina, St. Louis, Missouri, New Albany, Ohio, Boca Raton, Florida and New York, New York. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.

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

Holders

As of February 21, 2023, there were 7 holders of record of our Class A common stock and 10 holders of record of our Class B common stock.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not sell any equity securities during the year ended December 31, 2022 that were not registered under the Securities Act.

On February 23, 2022, our board of directors authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024. Repurchases may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing to be determined at our discretion, depending on market conditions and corporate needs or under a Rule 10b5-1 trading plan. Any repurchases are expected to be funded with our existing cash and cash equivalents, working capital, cash flows from operations, or funds available through various borrowing arrangements. There were no repurchases of our Class A common stock during the three months ended December 31, 2022. During the year ended December 31, 2022, we repurchased and retired 8.5 million shares of our Class A common stock for an aggregate purchase price of $101.7 million. As of December 31, 2022, we had $148.3 million available for future repurchases of our Class A common stock under the repurchase program. For additional information, refer to Note 14 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following graph depicts the total cumulative stockholder return on our Class A common stock from September 23, 2020, the first day of trading of our Class A common stock on the Nasdaq Global Select Market, through December 31, 2022, relative to the performance of the Nasdaq Composite Index and the two industries we intersect, namely, the Dow Jones Internet Services Index and S&P 500 Healthcare Index. The graph assumes an initial investment of $100 at the close of trading on September 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

GoodRx Cumulative Total Return vs. Benchmarks

$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
GoodRx Holdings, Inc. Class A
NASDAQ Composite
DJ Internet Services
S&P 500 / Health Care

Use of Proceeds

On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020.

There have been no material changes in the expected use of the net proceeds from our IPO as described in our Registration Statement. As of December 31, 2022, we estimated we had used approximately $244.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business and (ii) $80.0 million for the repurchases of our Class A common stock. As of December 31, 2022, we had $642.5 million of remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem; however, our financial results for the year ended December 31, 2022 have been materially impacted by certain events that occurred during the year.

Late in the first quarter of 2022, a grocery chain took actions that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are our customers, and whose pricing we promote on our platform ("grocer issue"). This had a material adverse impact on our prescription transactions revenue and Monthly Active Consumers, which was partially offset by our ability to shift certain prescription transactions to other retailers. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, it has and is expected to continue to have a sustained adverse impact on our prescription transactions revenue and Monthly Active Consumers in the future that may continue to be material due to uncertainty around consumer response to updated consumer pricing and the timing and extent of returning user levels. The estimated impact of the grocer issue on our prescription transactions revenue in 2022 was approximately $110.0 million to $120.0 million. We have not experienced, and are not aware, of PBM-pharmacy issues at any other large volume pharmacies, with the exception of the grocery chain described above, and we believe our pharmacy and PBM relationships remain strong. For additional information, please see Part I, Item 1A, “Risk Factors – We rely on a limited number of industry participants.”

In addition to the above, but to a lesser extent, the acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in April 2022 also had a negative impact on our net loss, net loss margin, Adjusted EBITDA and Adjusted EBITDA Margin for the year ended December 31, 2022. vitaCare has a higher cost of revenue due to the operational nature of the business and has historically generated net losses and negative Adjusted EBITDA, which we expect will continue in the near to medium term.

For the year ended December 31, 2022 as compared to the year ended December 31, 2021:

•
Revenue grew 3% to $766.6 million from $745.4 million;
•
Net loss and net loss margin were $32.8 million and 4.3%, respectively, compared to net loss and net loss margin of $25.3 million and 3.4%, respectively; and
•
Adjusted EBITDA and Adjusted EBITDA Margin were $213.5 million and 27.8%, respectively, compared to $229.6 million and 30.8%, respectively.

Revenue, net loss and net loss margin are financial measures prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics—Non-GAAP Financial Measures" included within this Part II, Item 7 of this Annual Report on Form 10-K.

Impact of COVID-19

We believe COVID-19 continues to have an adverse impact on our prescription transactions offering due to the cumulative impact of lower healthcare utilization for almost three years since the pandemic began and continued improvement in future periods remains uncertain. Any decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.

Seasonality

We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. In addition, we may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. This seasonality may impact revenue and sales and marketing expense. The grocer issue and the ongoing impact of the COVID-19 pandemic may have masked these trends in recent periods and may continue to impact these trends in the future.

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

Monthly Active Consumers

Our Monthly Active Consumers include consumers we acquired through the acquisition of RxSaver, Inc. ("RxSaver"), acquired in April 2021, beginning in the third quarter of 2021. RxSaver Monthly Active Consumers are estimated due to incomplete consumer information. Monthly Active Consumers beginning with the second quarter of 2022 were impacted by the grocer issue.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2022	2022	2022	2022	2021	2021	2021	2021
Monthly Active Consumers	5.9	5.8	5.8	6.4	6.4	6.4	6.0	5.7

Subscription Plans

Subscription plans in 2022 were impacted by a pricing increase for Gold subscribers that went into effect in the first half of 2022 and a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to that offering. We expect our subscription plans for Kroger Savings to continue to sequentially decline through July 2024, the expected sunset of the program.

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2022	2022	2022	2021	2021	2021	2021
Subscription plans	1,030	1,060	1,133	1,203	1,210	1,129	1,051	931

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. We believe Adjusted EBITDA and Adjusted EBITDA Margin are helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance.

We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on operating lease assets, restructuring related expenses, legal settlement expenses, charitable stock donation, gain on sale of business and other income or expense, net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, and presents net loss margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net loss	$(32,828)	$(25,254)
Adjusted to exclude the following:
Interest income	(9,274)	(59)
Interest expense	34,243	23,642
Income tax expense	9,597	15,077
Depreciation and amortization	54,177	34,539
Financing related expenses (1)	20	666
Acquisition related expenses (2)	26,486	12,868
Restructuring related expenses (3)	6,273	—
Legal settlement expenses (4)	1,500	—
Stock-based compensation expense	120,234	160,462
Payroll tax expense related to stock-based compensation	1,882	6,260
Loss on operating lease assets (5)	12,569	1,430
Gain on sale of business (6)	(11,404)	—
Adjusted EBITDA	$213,475	$229,631
Revenue	$766,554	$745,424
Net loss margin (7)	(4.3%)	(3.4%)
Adjusted EBITDA Margin	27.8%	30.8%

(1)
Financing related expenses include third party fees related to proposed financings.
(2)
Acquisition related expenses principally include costs for actual or planned acquisitions including related third party fees, legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration. Acquisition related expenses in 2022 also included similar transaction related costs for our sale of certain technology assets of GoodRx Care and a $18.1 million change in fair value of contingent consideration related to our vitaCare acquisition.
(3)
Restructuring related expenses include employee severance and other personnel related costs in connection with workforce optimization and organizational changes to better align with our strategic goals and future scale, substantially all of which related to a reduction in force approved by our board of directors in August 2022 involving approximately 140 employees of our indirect wholly-owned subsidiary GoodRx, Inc., representing approximately 16% of its workforce primarily in its technology-focused and marketing groups.
(4)
Legal settlement expenses represent the estimated accrual of the probable loss with respect to the Federal Trade Commission ("FTC") negotiated settlement. See Note 13 to our consolidated financial statements for additional information.
(5)
Loss on operating lease assets represents losses incurred relating to the abandonment or sublease of certain leased office spaces and disposal of related capitalized costs. See Note 10 to our consolidated financial statements for additional information.
(6)
Gain on sale of business represents the pre-tax gain recognized on the sale of certain technology assets of GoodRx Care, LLC, our telehealth platform. See Note 3 to our consolidated financial statements for additional information.
(7)
Net loss margin represents net loss as a percentage of revenue.

Components of our Results of Operations

Revenue

Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as pharma manufacturer solutions, our subscription offerings, and our telehealth offering. We expect pharma manufacturer solutions to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering. All of our revenue has been generated in the United States.

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
•
Pharma manufacturer solutions revenue: Consists primarily of revenue generated from pharma manufacturers and other customers for advertising, including integrating onto our platform their affordability solutions to our consumers, and also from prescription transaction fees generated when pharmacies fill prescriptions for products sold by pharma manufacturers via our vitaCare pharmacy services solution.
•
Subscription revenue: Consists of revenue from our Gold and Kroger Savings subscription offerings.
•
Other revenue: Consists of revenue generated by our telehealth offering that allows consumers to access healthcare professionals online.

Beginning in 2022, pharma manufacturer solutions revenue is presented separately from other revenue. Prior period amounts have been recast to conform with the current period transaction.

Costs and Operating Expenses

We incur the following expenses directly related to our cost of revenue and operating expenses:

•
Cost of revenue: Consists primarily of costs related to outsourced consumer support, healthcare provider costs, fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering, personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees and allocated overhead. Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the change in mix of our various offerings.
•
Product development and technology: Consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for employees involved in product development activities, third-party services and contractors related to product development, information technology and software-related costs, and allocated overhead. Product development and technology expenses are primarily driven by changes in headcount and investments to support and develop our various products. We capitalize certain qualified costs related to the development of internal-use software, which may also cause product development and technology expenses to vary from period to period.
•
Sales and marketing: Consists primarily of advertising and promotional expenses for consumer acquisition and retention including consumer (who are not our customers) discounts and incentives, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees, third-party services and contractors, and allocated overhead. Sales and marketing expenses are primarily driven by investments to grow and retain our consumer base and may fluctuate based on the timing of our investments in consumer acquisition and retention. We continuously evaluate the impact of sales and marketing activities on our business and actively manage our sales and marketing spend, including investment in consumer acquisition, which is largely variable, as market and business conditions change.
•
General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, other general overhead costs, and as applicable, change in fair value of contingent consideration, loss on operating lease assets, gain on sale of business and charitable donations.
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

Income Taxes

Our income taxes consist of federal and state income taxes. Our effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, state income taxes, research and development tax credits, tax effects from our equity awards and changes in the valuation allowance against our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

(dollars in thousands)	Year Ended December 31, 2022	% of Total Revenue	Year Ended December 31, 2021	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$550,536	72%	$593,359	80%	$(42,823)	(7%)
Pharma manufacturer solutions revenue	99,425	13%	73,348	10%	26,077	36%
Subscription revenue	96,167	13%	59,925	8%	36,242	60%
Other revenue	20,426	3%	18,792	3%	1,634	9%
Total revenue	766,554		745,424
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	65,079	8%	46,716	6%	18,363	39%
Product development and technology	143,137	19%	125,860	17%	17,277	14%
Sales and marketing	357,631	47%	370,217	50%	(12,586)	(3%)
General and administrative	144,792	19%	154,686	21%	(9,894)	(6%)
Depreciation and amortization	54,177	7%	34,539	5%	19,638	57%
Total costs and operating expenses	764,816		732,018
Operating income	1,738		13,406
Other expense, net:
Interest income	9,274	1%	59	0%	9,215	15,619%
Interest expense	(34,243)	4%	(23,642)	3%	(10,601)	45%
Total other expense, net	(24,969)		(23,583)
Loss before income taxes	(23,231)		(10,177)
Income tax expense	(9,597)	1%	(15,077)	2%	5,480	(36%)
Net loss	$(32,828)		$(25,254)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Prescription transactions revenue decreased $42.8 million, or 7%, year-over-year driven primarily by a 2% decrease in the number of our average Monthly Active Consumers principally due to the grocer issue as described above. In addition, the year-over-year change in prescription transactions revenue was also impacted by an ongoing shift in the volume of prescription transactions to other retailers, which generally provide lower pricing relative to prescription transactions processed through the grocer.

Pharma manufacturer solutions revenue increased $26.1 million, or 36%, year-over year driven primarily by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers as well as from our acquisition of vitaCare in April 2022, which contributed $5.6 million in revenue in 2022.

Subscription revenue increased $36.2 million, or 60%, year-over year driven primarily by a pricing increase for Gold subscribers during 2022, partially offset by a 15% decrease in the number of subscription plans to 1,030 thousand as of December 31, 2022, compared to 1,210 thousand as of December 31, 2021. We expect the increase in Gold pricing to result in slower subscriber growth relative to subscription revenue growth in the near term. We do not believe the grocer issue materially impacted subscription revenue in 2022, though it may be materially impacted in the future.

Other revenue increased $1.6 million, or 9%, year-over-year driven by an increase in the number of telehealth visits on our platform.

Other than revenue from vitaCare relative to pharma manufacturer solutions revenue, our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue year-over-year. We do not believe the expected sunset of Kroger Savings in July 2024 will have a material impact on our future revenue and financial results.

Costs and Operating Expenses

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue increased $18.4 million, or 39%, year-over-year primarily driven by a $10.0 million increase in outsourced and in-house personnel related to consumer support, and a $3.1 million increase in allocated overhead, both principally as a result of the acquisition of vitaCare in April 2022, as well as a $2.8 million increase in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.

Product development and technology

Product development and technology expenses increased $17.3 million, or 14%, year-over-year due primarily to increases in payroll and related costs due to higher average headcount in 2022. These increases were partially offset by higher capitalization of certain qualified costs related to the development of internal use software in 2022 relative to 2021 due to greater investment in our products that better align with our strategic goals and future scale.

Sales and marketing

Sales and marketing expenses decreased $12.6 million, or 3%, year-over-year primarily driven by a $69.9 million decrease in advertising expenses, offset by an increase in promotional expenses, substantially in the form of consumer discounts of $24.7 million, as we proactively managed our spend to better align with our strategic goals and future scale. The impact from these items was further offset by a $19.4 million increase in payroll and related costs due to higher average headcount in 2022 and a $8.2 million increase in third-party marketing services.

General and administrative

General and administrative expenses decreased $9.9 million, or 6%, year-over-year. This decrease was primarily driven by a $46.4 million decrease in stock-based compensation expense related to the Founders Awards and a $11.4 million pre-tax gain from the sale of certain technology assets of GoodRx Care, LLC, our telehealth platform business, in 2022. These increases were partially offset by a $18.1 million loss from the change in fair value of contingent consideration related to our vitaCare acquisition, a $13.7 million increase in payroll and related expenses due to higher average headcount to support our growth and operations as a public company and a $12.6 million loss related to the impairment of certain operating lease assets and the disposal of related capitalized costs. For further information regarding the Founders Awards, the sale of certain technology assets of GoodRx Care and contingent consideration related to the vitaCare acquisition, and loss on operating lease assets, see Note 15, Note 3 and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, respectively.

Depreciation and amortization

Depreciation and amortization expenses increased $19.6 million, or 57%, year-over-year primarily driven by a $14.1 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features and a $4.9 million increase in amortization related to acquired intangible assets.

Interest Income

Interest income increased $9.2 million year-over-year primarily due to higher interest rates earned on cash equivalents held in U.S. treasury securities money market funds.

Interest Expense

Interest expense increased $10.6 million, or 45%, year-over-year primarily due to higher interest rates partially offset by lower average debt balances.

Income Taxes

For the year ended December 31, 2022, we had an income tax expense of $9.6 million compared to an income tax expense of $15.1 million for the year ended December 31, 2021 and an effective income tax rate of (41.3%) and (148.1%), respectively. The year-over-year decrease in our income tax expense was primarily due to changes in our pre-tax losses, and a decrease in our tax effects from nondeductible officers' stock-based compensation expense and U.S. federal and state tax credits. In addition, the year-over-year decrease in excess tax benefits from our equity awards was offset by the decrease in the current tax effects of the full valuation allowance recorded against our net deferred tax assets in excess of amortizable goodwill initially recognized in 2021, which we maintained at the end of 2022.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured asset-based revolving credit facility which expires in October 2024. As of December 31, 2022, we had cash and cash equivalents of $757.2 million and $90.8 million available under our revolving credit facility.

Our primary short-term and long-term requirements for liquidity and capital are to finance working capital including our noncancelable operating lease obligations, interest and principal payments related to our outstanding debt arrangements, share repurchases, capital expenditures, business acquisitions and investments we may make from time to time, and general corporate purposes. We also anticipate expending substantial funds to satisfy tax withholding and remittance obligations with respect to equity awards granted to our employees, and the Founders Awards in particular, as they vest over time. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to Our Organizational Structure, including Agreements and Relationships with Significant Stockholders—We anticipate incurring substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of restricted stock units (“RSUs”) granted in connection with and after our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.”

We believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue results, the timing and extent of investments, sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors.” For further details regarding our cash requirements from noncancelable operating lease obligations, terms and commitments under our debt arrangements including our revolving credit facility, and other commitments and contingencies, see Note 10, Note 12 and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, respectively.

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

Holding Company Status

GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of December 31, 2022. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$146,780	$178,779
Net cash used in investing activities	(210,498)	(178,733)
Net cash used in financing activities	(120,226)	(30,528)
Net change in cash, cash equivalents and restricted cash	$(183,944)	$(30,482)

Net cash provided by operating activities

Net cash provided by operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. The $32.0 million decrease in net cash provided by operations in 2022 compared to 2021 was due to $7.6 million higher net loss, a decrease of $15.9 million in non-cash adjustments, and an increase of $8.5 million in cash outflow from changes in operating assets and liabilities. The net decrease in non-cash adjustments was primarily driven by a decrease in stock-based compensation expense due principally to the Founders Awards, deferred income taxes, and a pre-tax gain on the sale of certain technology assets of GoodRx Care, partially offset by an increase in the change in fair value of contingent consideration, depreciation and amortization, and a loss on operating lease assets. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments of accounts payable and accrued expenses and collections of accounts receivable.

Net cash used in investing activities

Net cash used in investing activities primarily consist of cash used for acquisitions and investments, software development costs, and capital expenditures, partially offset by proceeds from sale of capitalized assets. The $31.8 million increase in net cash used in investing activities in 2022 compared to 2021 was primarily related to a $27.6 million increase in cash paid for acquisition of businesses and minority equity interest investments in privately-held companies, and a $21.4 million increase in software development costs, partially offset by $16.6 million in proceeds from the sale of certain technology assets of GoodRx Care in 2022.

Net cash used in financing activities

Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options. The $89.7 million increase in net cash used in financing activities in 2022 compared to 2021 was primarily related to $101.7 million for repurchases of our Class A common stock in 2022 and a $25.9 million decrease in proceeds from exercises of stock options, partially offset by a $37.1 million decrease in payments related to net share settlement of equity awards.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2022 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

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
Business Combinations

We recognize tangible and intangible assets acquired and liabilities assumed in a business combination at fair value at the acquisition date in accordance with Accounting Standards Codification 805, Business Combinations. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Contingent consideration arising from a business combination, if any, is included as part of purchase consideration and recognized at fair value as of the acquisition date. Contingent consideration arrangements are remeasured to fair value at each reporting period subsequent to the acquisition date until the contingency is resolved.

The valuations of intangible assets and contingent consideration use different valuation methods depending on the asset acquired and underlying nature of the contingency and may include significant estimates and judgments. Our critical accounting estimates are primarily those relating to forecasts of revenue and margins and estimates of royalty and discount rates, as applicable, used in the valuation of developed technology and customer relationships intangible assets and the contingent consideration receivable.

For developed technology and customer relationships intangible assets, our revenue and margin forecasts include assumptions about future industry conditions, macroeconomic events such as the COVID-19 pandemic, our ability to renew contracts in a competitive bidding process including the necessary resources and investments to support these contracts, among other factors. The discount rates focus on rates of return for equity and debt and are calculated using public information from selected guideline companies. The magnitude of the discount rates reflects the perceived risk of each investment, which requires significant judgment. A change in the estimated risk of the acquired companies' cash flows would change the discount rates applied, which in turn could significantly affect the valuation of our acquired developed technology and customer relationships intangible assets.

For certain acquisitions, the fair value of developed technology is estimated using the relief-from-royalty method, an income approach which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible asset to determine the amount of savings and requires significant judgment. Our estimates of the royalty rates are based on comparable licensing agreements in the market. A change in the royalty rate selected could significantly affect the valuation of our acquired developed technology intangible asset.

For contingent consideration receivable at the acquisition date, our revenue forecasts include assumptions relating to the fair value of services expected to be provided to the seller which includes specific assumptions about the seller’s ability to continue to order such services given the seller’s liquidity position, among other macroeconomic and industry factors. The discount rate focuses on the level of risk of achievement of the forecasts and the credit and financial stability of the seller including its financial wherewithal for future payment of the receivable, which requires significant judgment. A change in the seller's liquidity position and future outlook would change the revenue forecasts and discount rate applied and our estimate of the realizability of the contingent consideration receivable, which in turn would affect the valuation of the contingent consideration receivable.

As described in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in December 2022, we entered into an arrangement that eliminated the contingent consideration receivable which reduced its fair value to zero. As a result, the remeasurement of the contingent consideration receivable to fair value at December 31, 2022 is not a critical accounting estimate.

Income Taxes—Valuation of Deferred Tax Assets

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating loss and tax credits. We evaluate the recoverability of deferred tax assets by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. The determination of whether a valuation allowance should be established, as well as the amount of such allowance, requires significant judgment and estimates, including estimates of future earnings. Accordingly, the valuation of our net deferred tax assets is a critical accounting estimate.

In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence. As of December 31, 2022, negative evidence primarily included the existence of three-year cumulative pre-tax losses adjusted for permanent book to tax differences principally generated from 2021 and 2020. The losses in 2021 and 2020 were principally due to substantial excess tax benefits realized from the exercise of stock options granted prior to our IPO. Stock options granted prior to our IPO contained substantially lower exercise prices compared to the closing prices of our Class A common stock as reported on the Nasdaq Global Select Market in 2021 and 2020, which when exercised resulted in significant excess tax benefits to us. The existence of substantial stock options granted prior to our IPO that remain outstanding contributed to our evaluation of negative evidence regarding the realizability of our net deferred tax assets in 2021. In 2022, the excess tax benefits realized substantially decreased relative to 2021 and 2020 due to a decline in the closing prices of our Class A common stock, which resulted in the exercise prices of the stock options granted prior to our IPO to approximate the closing stock prices of our Class A common stock. Although we have a significant number of outstanding stock options granted prior to our IPO available to be exercised in future tax periods, which may generate incremental excess tax benefits if they are exercised, the degree of excess tax benefits that will be realized in the future will depend on many factors outside of our control, including the closing prices of our Class A common stock in the future and stock option exercises being initiated by employees. Accordingly, the weight of the negative evidence related to substantial excess tax benefits to be realized from the exercise of stock options granted prior to our IPO decreased in 2022 relative to 2021.

As of December 31, 2022, positive evidence reviewed included (i) our forecast of future earnings; (ii) stock options granted prior to our IPO are definite-lived and will expire 10 years from the date of grant if unexercised; and (iii) an indefinite carryforward period for certain deferred tax assets.

We apply judgment to consider the relative impact of negative and positive evidence and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Objective historical evidence, such as cumulative three-year pre-tax losses adjusted for permanent book to tax differences, is given greater weight than subjective positive evidence such as forecasts of future earnings. The more objective negative evidence that exists limits our ability to consider other, potentially positive, subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the objective negative evidence associated with our three-year cumulative pre-tax loss adjusted for permanent book to tax differences, we determined, as of December 31, 2022, that it was more likely than not that our net deferred tax assets in excess of amortizable goodwill would not be realized. Accordingly, we maintained a full valuation allowance of $57.1 million against our net deferred tax assets in excess of amortizable goodwill as of the year then ended.

To the extent sufficient positive evidence becomes available or the negative objective evidence described above continues to decrease in relative importance, we may conclude that based on the weighting of positive and negative evidence that some or all of our net deferred tax assets more likely than not will be realized in the future. Accordingly, we may determine to release all or a portion of the valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and income tax benefit in the period in which such release is recognized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We only have operations within the United States and therefore do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes.

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to our debt arrangements which bears floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase in interest rates would have increased our interest expense by $6.8 million for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As discussed in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we completed our acquisition of vitaCare on April 14, 2022. Management has excluded the acquisition of vitaCare from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The acquired business excluded from the scope of this assessment represents less than 1% of the total assets and less than 1% of the total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information with respect to our board of directors and executive officers is presented as of February 28, 2023:

Name	Age	Position at GoodRx	Principal Employment
Douglas Hirsch	52	Co-Chief Executive Officer & Director	Same
Trevor Bezdek	45	Co-Chief Executive Officer & Director	Same
Raj Beri	48	Chief Operating Officer	Same
Karsten Voermann	53	Chief Financial Officer	Same
Babak Azad	49	Chief Marketing Officer and SVP, Marketing & Communications	Same
Romin Nabiey	36	Chief Accounting Officer	Same
Bansi Nagji	57	President, Healthcare	Same
Christopher Adams	43	Director	Partner at Francisco Partners Management, L.P.
Julie Bradley	54	Director	Chief Executive Officer of RegimenMD
Dipanjan Deb	53	Director	Co-founder and Chief Executive Officer of Francisco Partners Management, L.P.
Adam Karol	47	Director	Managing Director at Silver Lake
Jacqueline Kosecoff	73	Director	Managing Partner at Moriah Partners, LLC
Stephen LeSieur	49	Director	Managing Director at Spectrum Equity
Gregory Mondre	48	Director	Co-Chief Executive Officer at Silver Lake
Agnes Rey-Giraud	58	Director	Former Chief Executive Officer of Acera Surgical Inc.

Other information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

4.3	Description of Capital Stock	10-K	001-39549	4.3	3/11/21

4.4	Amended and Restated Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.2	8/28/20

4.5	Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated September 22, 2020	8-K	001-39549	10.1	9/28/20

4.6	Amended and Restated Investor Rights Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.4	8/28/20

10.1†	Form of Indemnification Agreement between GoodRx Holdings, Inc. and its directors and officers	S-1/A	333-248465	10.1	9/14/20

10.2†	Fifth Amended and Restated 2015 Equity Incentive Plan	10-Q	001-39549	10.2	11/12/20

10.3†	2020 Incentive Award Plan	S-1/A	333-248465	10.3	9/14/20

10.3.1†	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.1	9/14/20

10.3.2†	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.2	9/14/20

10.3.3†	Form of Time-Vesting Restricted Stock Unit Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.3	9/14/20

10.3.4†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.4	9/14/20

10.3.5†	First Amendment to 2020 Incentive Award Plan	10-Q	001-39549	10.1	5/13/21

10.4†	GoodRx Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248465	10.4	9/14/20

10.5†	GoodRx Holdings, Inc. Director Compensation Program	S-1/A	333-248465	10.5	9/14/20

10.6†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Douglas Hirsch, dated September 19, 2020	S-1/A	333-248465	10.6	9/22/20

10.7†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Trevor Bezdek, dated September 19, 2020	S-1/A	333-248465	10.7	9/22/20

10.8†	Amended and Restated Employment Agreement by and between GoodRx, Inc. and Andrew Slutsky, dated September 20, 2020	S-1/A	333-248465	10.8	9/22/20

10.9†	Offer of Employment Letter by and between GoodRx, Inc. and Babak Azad, dated October 3, 2019	S-1/A	333-248465	10.9	8/28/20

10.10†	Offer Letter for Bansi Nagji, dated March 28, 2020	10-K	001-39549	10.10	3/11/21

10.11†	Offer Letter for Karsten Voermann, effective February 12, 2020	10-K	001-39549	10.11	3/11/21

10.12+	First Lien Credit Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the joint lead arrangers and joint lead bookrunners party thereto, dated October 12, 2018	S-1/A	333-248465	10.13	8/28/20

10.13+	First Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, the lenders party thereto and Barclays Bank PLC, dated November 1, 2019	S-1/A	333-248465	10.14	8/28/20

10.14+	Second Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, Lighthouse Acquisition Corp., the lenders party thereto and Barclays Bank PLC, dated May 12, 2020	S-1/A	333-248465	10.15	8/28/20

10.15+	First Lien Security Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC., Iodine, Inc., and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.16	8/28/20

10.16+	First Lien Guaranty by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc. and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.17	8/28/20

10.17^	Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated September 6, 2019	S-1/A	333-248465	10.19	8/28/20

10.17.1^	First Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated August 14, 2020	10-Q	001-39549	10.1	8/12/21

10.17.2^	Second Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated May 27, 2021	10-Q	001-39549	10.2	8/12/21

10.17.3	Third Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated March 18, 2022	10-Q	001-39549	10.1	5/10/22

10.18^+	Stock Purchase Agreement, dated as of March 6, 2022, by and between GoodRx, Inc. and TherapeuticsMD, Inc.	10-Q	001-39549	10.2	5/10/22

10.19†	Offer Letter for Romin Nabiey, effective May 1, 2017					*

10.20†	Offer Letter for Raj Beri, dated May 6, 2022	8-K	001-39549	10.1	5/9/22

21.1	List of Subsidiaries of GoodRx Holdings, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Co-Chief Executive Officer					**

32.2	Section 1350 Certification of Co-Chief Executive Officer					**

32.3	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

GOODRX HOLDINGS, INC.

Date: February 28, 2023	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Hirsch	Co-Chief Executive Officer	February 28, 2023
Douglas Hirsch	(Principal Executive Officer)

/s/ Trevor Bezdek	Co-Chief Executive Officer	February 28, 2023
Trevor Bezdek	(Principal Executive Officer)

/s/ Karsten Voermann	Chief Financial Officer	February 28, 2023
Karsten Voermann	(Principal Financial Officer)

/s/ Romin Nabiey	Chief Accounting Officer	February 28, 2023
Romin Nabiey	(Principal Accounting Officer)

/s/ Christopher Adams	Director	February 27, 2023
Christopher Adams

/s/ Julie Bradley	Director	February 27, 2023
Julie Bradley

/s/ Dipanjan Deb	Director	February 27, 2023
Dipanjan Deb

/s/ Adam Karol	Director	February 27, 2023
Adam Karol

/s/ Jacqueline Kosecoff	Director	February 27, 2023
Jacqueline Kosecoff

/s/ Stephen LeSieur	Director	February 27, 2023
Stephen LeSieur

/s/ Gregory Mondre	Director	February 27, 2023
Gregory Mondre

/s/ Agnes Rey-Giraud	Director	February 28, 2023
Agnes Rey-Giraud

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GoodRx Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GoodRx Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded vitaCare Prescription Services, Inc. ("vitaCare") from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded vitaCare from our audit of internal control over financial reporting. vitaCare is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of vitaCare – Valuation of Acquired Developed Technology and Customer Relationships Intangible Assets

As described in Note 3 to the consolidated financial statements, the Company acquired all of the outstanding equity interests of vitaCare on April 14, 2022, for $150 million and an additional payment or adjustment for contingent consideration payable of up to $7.0 million in cash and contingent consideration receivable based upon vitaCare's achievement of certain specified revenue. The Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, including developed technology and customer relationships intangible assets of $30.0 million and $21.0 million, respectively. As disclosed by management, the valuations of intangible assets use different valuation methods depending on the asset acquired and may include significant estimates and judgments. The critical accounting estimates are primarily those relating to forecasts of revenue and margins and estimates of royalty and discount rates, as applicable, used in the valuation of developed technology and customer relationship intangible assets.

The principal considerations for our determination that performing procedures relating to the acquisition of vitaCare - valuation of acquired developed technology and customer relationships intangible assets, is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the developed technology and customer relationships intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasts of revenue and margins and estimates of royalty and discount rates, as applicable, used in the valuation of the developed technology and customer relationships intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and customer relationships intangible assets acquired. These procedures also included, among others, reading the purchase agreement and testing management’s process for developing the fair value estimates of the developed technology and customer relationships intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data used in the methods, and evaluating the reasonableness of significant assumptions related to forecasts of revenue and margins and estimates of royalty and discount rates, as applicable, used by management in the valuation of the developed technology and customer relationships intangible assets. Evaluating the reasonableness of the forecasts of revenue and margins involved considering the past performance of the acquired business, as well as economic and industry forecasts and historical data. Evaluating the reasonableness of the royalty rate involved considering comparable industry data. Evaluating the reasonableness of the discount rates involved considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and the royalty rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2023

We have served as the Company’s auditor since 2018.

GoodRx Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$757,165	$941,109
Accounts receivable, net	117,141	118,080
Prepaid expenses and other current assets	45,380	29,638
Total current assets	919,686	1,088,827
Property and equipment, net	19,820	21,612
Goodwill	412,117	329,696
Intangible assets, net	119,865	88,791
Capitalized software, net	70,072	44,987
Operating lease right-of-use assets	35,906	27,705
Other assets	27,165	6,007
Total assets	$1,604,631	$1,607,625
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,700	$17,501
Accrued expenses and other current liabilities	47,523	50,732
Current portion of debt	7,029	7,029
Operating lease liabilities, current	4,068	5,851
Total current liabilities	76,320	81,113
Debt, net	651,796	655,858
Operating lease liabilities, net of current portion	54,131	33,592
Other liabilities	7,557	5,382
Total liabilities	789,804	775,945
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 83,293 and 85,028 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively; and Class B: 1,000,000 shares authorized, 313,732 and 315,534 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	2,263,322	2,247,347
Accumulated deficit	(1,448,535)	(1,415,707)
Total stockholders' equity	814,827	831,680
Total liabilities and stockholders' equity	$1,604,631	$1,607,625

See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenue	$766,554	$745,424	$550,700
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	65,079	46,716	29,587
Product development and technology	143,137	125,860	61,816
Sales and marketing	357,631	370,217	255,135
General and administrative	144,792	154,686	461,451
Depreciation and amortization	54,177	34,539	18,430
Total costs and operating expenses	764,816	732,018	826,419
Operating income (loss)	1,738	13,406	(275,719)
Other expense, net:
Other income, net	—	—	22
Interest income	9,274	59	160
Interest expense	(34,243)	(23,642)	(27,913)
Total other expense, net	(24,969)	(23,583)	(27,731)
Loss before income taxes	(23,231)	(10,177)	(303,450)
Income tax (expense) benefit	(9,597)	(15,077)	9,827
Net loss	$(32,828)	$(25,254)	$(293,623)
Loss per share:
Basic and diluted	$(0.08)	$(0.06)	$(1.07)
Weighted average shares used in computing loss per share:
Basic and diluted	412,858	409,981	274,696

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$359	$798	$184
Product development and technology	35,190	35,090	10,937
Sales and marketing	21,036	20,645	8,789
General and administrative	63,649	103,929	377,375

See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.

Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	126,046	$737,009	229,750	$460	—	$—	$8,788	$(1,096,830)	$(1,087,582)
Stock options exercised	—	—	1,469	3	2,300	—	10,828	—	10,831
Stock-based compensation	—	—	—	—	—	—	399,722	—	399,722
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(126,046)	(737,009)	126,046	252	—	—	736,757	—	737,009
Issuance of Class A common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	—	28,615	3	886,853	—	886,856
Private placement of Class A common stock	—	—	—	—	3,030	—	100,000	—	100,000
Conversion of common stock into Class B common stock in connection with initial public offering	—	—	(357,265)	(715)	357,265	36	679	—	—
Common stock withheld related to net share settlement	—	—	—	—	(1,877)	—	(83,575)	—	(83,575)
Vesting and settlement of restricted stock units	—	—	—	—	1,252	—	—	—	—
Charitable stock donation	—	—	—	—	1,075	—	41,721	—	41,721
Net loss	—	—	—	—	—	—	—	(293,623)	(293,623)
Balance at December 31, 2020	—	$—	—	$—	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	—	—	—	—	7,282	1	35,358	—	35,359
Stock-based compensation	—	—	—	—	—	—	168,171	—	168,171
Vesting and settlement of restricted stock units	—	—	—	—	3,054	—	—	—	—
Common stock withheld related to net share settlement	—	—	—	—	(1,434)	—	(57,955)	—	(57,955)
Net loss	—	—	—	—	—	—	—	(25,254)	(25,254)
Balance at December 31, 2021	—	$—	—	$—	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	—	—	—	—	2,192	—	9,128	—	9,128
Stock-based compensation	—	—	—	—	—	—	129,203	—	129,203
Vesting and settlement of restricted stock units	—	—	—	—	4,717	—	—	—	—
Common stock withheld related to net share settlement	—	—	—	—	(1,990)	—	(20,635)	—	(20,635)
Repurchases of Class A common stock	—	—	—	—	(8,456)	—	(101,721)	—	(101,721)
Net loss	—	—	—	—	—	—	—	(32,828)	(32,828)
Balance at December 31, 2022	—	$—	—	$—	397,025	$40	$2,263,322	$(1,448,535)	$814,827

See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(32,828)	$(25,254)	$(293,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,177	34,539	18,430
Amortization of debt issuance costs	3,413	3,445	3,390
Non-cash operating lease expense	3,349	3,102	4,478
Stock-based compensation expense	120,234	160,462	397,285
Change in fair value of contingent consideration	18,057	—	2,068
Deferred income taxes	(497)	12,851	(10,910)
Gain on sale of business	(11,404)	—	—
Loss on operating lease assets	12,569	1,430	961
Charitable stock donation	—	—	41,721
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	1,375	(43,949)	(16,139)
Prepaid expenses and other assets	(13,644)	17,060	(40,935)
Accounts payable	(874)	4,207	2,154
Accrued expenses and other current liabilities	(5,268)	14,001	15,010
Operating lease liabilities	(4,004)	(2,404)	4,576
Other liabilities	2,125	(711)	2,875
Net cash provided by operating activities	146,780	178,779	131,341
Cash flows from investing activities
Purchase of property and equipment	(3,967)	(4,571)	(20,553)
Acquisitions, net of cash acquired	(156,853)	(140,268)	(55,793)
Capitalized software	(51,247)	(29,886)	(15,271)
Investment in minority equity interest	(15,007)	(4,008)	—
Proceeds from sale of business	16,576	—	—
Net cash used in investing activities	(210,498)	(178,733)	(91,617)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	891,793
Proceeds from private placement with a related party	—	—	100,000
Proceeds from long-term debt	—	—	28,000
Payments on long-term debt	(7,029)	(7,029)	(35,029)
Payment of debt issuance costs and prepayment penalty	—	—	(1,306)
Payment for contingent consideration	—	(832)	—
Repurchases of Class A common stock	(101,721)	—	—
Payments of initial public offering issuance costs	—	—	(4,937)
Proceeds from exercise of stock options	9,159	35,021	5,343
Proceeds from early exercise of stock options	—	—	667
Employee taxes paid related to net share settlement of equity awards	(20,635)	(57,688)	(78,714)
Net cash (used in) provided by financing activities	(120,226)	(30,528)	905,817
Net change in cash, cash equivalents and restricted cash	(183,944)	(30,482)	945,541
Cash, cash equivalents and restricted cash
Beginning of period	941,109	971,591	26,050
End of period	$757,165	$941,109	$971,591
Supplemental disclosure of cash flow information
Income tax paid (refunds received), net	$4,356	$(18,105)	$29,228
Interest paid	30,702	20,198	24,517
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	22,491	2,910	234
Stock-based compensation included in capitalized software	8,969	7,709	2,437
Capitalized software included in accounts payable and accrued expenses and other current liabilities	4,176	1,086	1,273
Conversion of preferred stock to common stock in connection with initial public offering	—	—	737,009

The following table presents a reconciliation of cash, cash equivalents and restricted cash in our consolidated balance sheets to the total of the same such amounts shown above:

	December 31,
(in thousands)	2022	2021	2020
Cash and cash equivalents	$757,165	$941,109	$968,691
Restricted cash	—	—	2,900
Total cash, cash equivalents and restricted cash	$757,165	$941,109	$971,591

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

GoodRx Holdings, Inc. and its subsidiaries (collectively, "we", "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States (the "prescription transactions offering"). These services are free to consumers and we primarily earn revenue from our core business from pharmacy benefit managers (“PBMs”) that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. We also offer other healthcare products and services, including pharma manufacturer solutions, subscriptions and telehealth services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Other than net income or net loss, we do not have any other elements of comprehensive income or loss.

Principles of Consolidation

The consolidated financial statements include the financial statements of GoodRx Holdings, Inc., its wholly-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. Results of businesses acquired are included in our consolidated financial statements from their respective dates of acquisition.

Consolidation of VIEs

We evaluate whether an entity in which we have a variable interest is considered a variable interest entity (“VIE”). VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity).

Under the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We periodically reassess whether we are the primary beneficiary of a VIE.

Our wholly-owned subsidiary, GoodRx Care, provides management and other services to Professional Service Corporations (“PSCs”), which are owned by medical professionals in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. We determined that the PSCs are VIEs. We also determined that we are able to direct the activities of the PSCs that most significantly impact their economic performance and we fund and absorb all losses of these VIEs resulting in us being the primary beneficiary of the PSCs. Accordingly, we consolidate the VIEs. The results of operations and financial position of the VIEs are not material to our consolidated financial statements.

Segment Reporting and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages our business on the basis of one operating segment. During the years ended December 31, 2022, 2021 and 2020, all of our revenue was from customers located in the United States. In addition, at December 31, 2022 and 2021, all of our right-of-use assets and property and equipment were in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, including the accompanying notes. We base our estimates on historical factors; current circumstances, including the impact of a grocery chain that previously did not accept discounted pricing for a subset of prescriptions drugs from our PBMs starting late in the first quarter of 2022 ("grocer issue"); macroeconomic events and conditions; consideration of the economic impact of COVID-19; and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis. Actual results can differ materially from these estimates, and such differences can affect the results of operations reported in future periods. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, the sustained effects of the grocer issue on our business, future results of operations and financial condition continue to be difficult to estimate because there are several variables that are highly uncertain including, among others, consumer response to updated consumer pricing and timing and extent of returning user levels.

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

For the year ended December 31, 2022, one customer accounted for approximately 13% of our revenue. For the year ended December 31, 2021, two customers accounted for approximately 13% and 11% of our revenue. For the year ended December 31, 2020, three customers accounted for approximately 17%, 14% and 11% of our revenue. At December 31, 2022, one customer accounted for approximately 13% of our accounts receivable balance. At December 31, 2021, no customer accounted for more than 10% of our accounts receivable balance.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist primarily of U.S. treasury securities money market funds held with an investment bank and cash on deposit.

Cash equivalents, consisting of money market funds, of $642.5 million and $852.5 million at December 31, 2022 and 2021, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are recognized at the amounts due from various customers, net of allowance for expected credit losses. We estimate our expected credit losses based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. We write off the asset when it is determined to be uncollectible. As of December 31, 2022 and 2021, the allowance for credit losses was not material.

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

Equity Investments

We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Equity investments included in other assets in the consolidated balance sheets as of December 31, 2022 and 2021 were $19.0 million and $4.0 million, respectively. We have not recognized any changes resulting from observable price changes or impairment loss on such investments.

Business Combinations

The results of businesses acquired in a business combination are included in the consolidated financial statements from the date of acquisition. Acquisition accounting results in assets and liabilities of an acquired business being recognized at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuation of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, comparable guideline public companies, and Level 3 inputs in the fair value hierarchy such as forecasts of revenue and margins and estimates of royalty and discount rates, as applicable. We may engage the assistance of valuation specialists in concluding on fair value measurements of certain assets acquired or liabilities assumed in a business combination. During the measurement period, which shall not exceed one year from the acquisition date, we may adjust provisional amounts recognized for assets acquired and liabilities assumed to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Certain acquisitions contain provisions for contingent consideration to be transferred or received based on the post-acquisition results of the acquired businesses. The acquisition date estimated fair value of contingent consideration associated with business combinations is based on the amount of the consideration expected to be transferred or received using significant inputs that are not observable in the market (Level 3 inputs). Contingent consideration is remeasured to its estimated fair value on a recurring basis. Changes in the estimated fair value of contingent consideration, if any, is recognized within general and administrative expenses in the consolidated statements of operations.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. We had one reporting unit during 2022, 2021 and 2020. We review goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we may first perform an optional qualitative assessment. If we determine it is not more likely than not our reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of our reporting unit exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairments were recognized in 2022, 2021 or 2020.

Intangible Assets

Intangible assets reflect the value of customer relationships, developed technology, trademarks, content library and backlog recognized in connection with our acquisitions. Purchased intangible assets are recognized at their acquisition date fair value, less accumulated amortization. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.

Capitalized Software Costs

We account for our internal-use software costs in accordance with ASC 350-40, Internal-Use Software. Capitalization of internal-use costs begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to funding the project, it is probable that the project will be completed, and the software will be used for the function intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs for post-configuration training, maintenance and minor modifications or enhancements are included in product development and technology expenses in the consolidated statements of operations as incurred. Capitalized internal-use costs are amortized on a straight-line basis over their estimated useful life of three years.

Cloud Computing Arrangements

We incur costs to implement cloud computing arrangements that are accounted for as service contracts. Implementation costs, such as integrating, configuring, and software customization, incurred during the application development stage are capitalized within other assets in the consolidated balance sheets until the software is ready for its intended purpose. Capitalized costs are then amortized on a straight-line basis over the term of the associated hosting arrangement, plus any reasonably certain renewal periods, and are recognized as operating expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that their carrying values may not be recoverable. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. If an asset is determined to be impaired, the impairment is measured by the amount that the carrying value of the asset exceeds its fair value.

Leases

We account for leases in accordance with ASC 842, Leases. We have elected to account for lease and non-lease components as a single lease component and also elected not to recognize operating lease right-of-use assets and operating lease liabilities for leases with an initial term of twelve months or less. Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term.

We determine if a contract is, or contains, a lease at inception. All of our leases are operating leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments, less any tenant improvement allowance incentives when it is reasonably certain they will be received, over the lease term discounted using our incremental borrowing rate. As none of our leases provide an implicit rate, the incremental borrowing rate used is estimated based on what we would be required to pay for a collateralized loan over a similar term as the lease. Lease payments include fixed payments and variable payments based on an index or rate, if any, and are recognized as lease expense on a straight-line basis over the term of the lease. Variable lease payments not based on a rate or index are expensed as incurred. The lease term includes options to extend or terminate the lease when it is reasonably certain they will be exercised. Certain of our leases contain renewal options for periods of up to ten years and early termination options by up to two years, at our election. We have not recognized any renewal or early termination options in our estimate of the lease term as they are not reasonably certain of exercise. Right-of-use assets are evaluated for impairment in accordance with ASC 360, Property, Plant, and Equipment, when events or changes in circumstances indicate that their carrying values may not be recoverable. After a right-of-use asset is impaired, the remaining carrying value of the right-of-use asset is de-linked from the lease liability and amortized on a straight-line basis over the remaining lease term. The lease liability continues to be amortized using the same effective interest method as before the impairment. Thus, after impairment, the operating lease no longer qualifies for the straight-line treatment of total lease expense.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the contractual life of the loan using the effective-interest method. These costs are recognized as a reduction of the related long-term debt balance on the consolidated balance sheets. Costs incurred in connection with the issuance of revolving credit facilities are recognized in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations on a straight-line basis over the term of the revolving credit facility.

Income Taxes

Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. Deferred tax assets are evaluated for recoverability each reporting period by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. To the extent sufficient positive evidence becomes available, all or a portion of the valuation allowance may be released in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and an income tax benefit for the period in which such release is recognized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. We recognize interest and penalties accrued related to our uncertain tax positions in income tax (expense) benefit in the consolidated statements of operations.

Revenue

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), when control of the promised good or service is transferred to the customer in an amount that reflects the consideration for which we are expected to be entitled to in exchange for those services. Given the time between us transferring a promised good or service to the customer and the customer paying for that good or service is one year or less based on the terms of our revenue arrangements, as a practical expedient, we do not adjust the promised amount of consideration for effects of a significant financing component.

For the years ended December 31, 2022, 2021 and 2020, revenue comprised the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Prescription transactions revenue	$550,536	$593,359	$488,257
Pharma manufacturer solutions revenue (1)	99,425	73,348	20,488
Subscription revenue	96,167	59,925	29,386
Other revenue	20,426	18,792	12,569
Total revenue	$766,554	$745,424	$550,700

(1)
Pharma manufacturer solutions revenue is presented separately from other revenue beginning in 2022. Prior period amounts have been recast to conform with the current period presentation.

Prescription Transactions Revenue

Prescription transactions revenue is primarily generated from PBMs, or customers, when a prescription is filled with our code provided through our platform. The nature of our promise in our contracts with customers is to direct prescription volume through our platform, which may include marketing through our mobile apps, websites, and cards. These activities are not distinct from each other and are not separate performance obligations. Our performance obligation is to connect consumers with pharmacies that are contracted with our customers. We have no performance obligation to fill prescriptions.

Contracts with PBMs provide that we are entitled to either a percentage of fees that PBMs charge to the pharmacy or a fixed amount per type of drug prescription, when a consumer uses our code from our platform. Our performance obligation is satisfied upon the completion of pharmacies filling prescriptions. We recognize revenue for our estimated fee due from the customers at a point in time when a prescription is filled.

We receive reporting from the customers of the number of prescriptions and amount of consideration to which we are entitled at a prescription level. Certain arrangements with PBMs provide that the amount of consideration we are entitled to is based on the volume of prescription fills each month. In addition, the amount of consideration for which we are entitled may be adjusted in the event that a fill is determined ineligible, or based upon other adjustments allowed under the contracts with customers. We estimate the amount expected to be entitled to using the expected value method based on historical experience of the number of prescriptions filled, ineligible fills and applicable rates.

We generally receive payment within thirty days of the month end in which the prescriptions were filled. However, portions of payments may not be received for up to five months to the extent of adjustments for ineligible fills.

Incentives to customers are recognized as a reduction of revenue if we do not receive a distinct good or service or cannot reasonably estimate the fair value of the good or service received. We do not provide material incentives to customers. We also offer incentives principally in the form of discounts to consumers (who are not our customers) that reduce the prices on a limited number of prescription drugs displayed on our platform during a limited time period. None of our contracts with customers require us to provide discounts to consumers. These discounts are generally offered to a limited number of consumers in a market to acquire, re-engage, or generally increase consumer utilization of our platform. We recognize the cost of these discounts to consumers as sales and marketing expense in the consolidated statements of operations at the time the prescription is filled and was $24.7 million for 2022. There were no material discounts to consumers in 2021 and 2020.

Pharma Manufacturer Solutions Revenue

Pharma manufacturer solutions revenue consists primarily of advertisements purchased by pharma manufacturers and other customers for a fixed fee that appear on our apps and websites for a specified period of time, and revenue is recognized over the term of the arrangement. Customers may also purchase advertisements where we charge fees on a cost-per-click basis, advertisements placed in our direct mailers, or other content used in advertising. Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively. Pharma manufacturer solutions revenue also includes fees generated when pharmacies fill prescriptions for products sold by pharma manufacturers via our pharmacy services solution acquired through our acquisition of vitaCare Prescription Services, Inc. ("vitaCare"). We are entitled to a fixed fee per prescription from the pharma manufacturer for each of their patients assisted by us. Revenue for these arrangements is recognized at a point in time when the prescriptions are processed and filled through our pharmacy services solution.

We generally invoice pharma manufacturers and other customers in advance, in the month end in which services are rendered, or in accordance with other specific contractual provisions. Payments are due generally within thirty to ninety days of invoice but may extend up to twelve months for a limited number of contracts.

Subscription Revenue

Subscription revenue consists of subscriptions to the GoodRx Gold offering (“Gold”) and the Kroger Rx Savings Club powered by GoodRx offering (“Kroger Savings”). Under Gold, subscribers pay an upfront fee to purchase a monthly or annual subscription that provides access to lower prices for prescriptions and telehealth visits. Subscribers can cancel the Gold subscription at any time. Monthly Gold subscription fees are generally nonrefundable while annual Gold subscription fees are generally nonrefundable to the subscriber after the first two weeks. We recognize revenue for Gold on a straight-line basis over the subscription period. Under the Kroger Savings offering, subscribers pay an annual upfront fee, a portion of which we share with Kroger, for a subscription that provides access to lower prices on prescriptions at Kroger pharmacies. Subscribers may enroll in the Kroger Savings through July 1, 2023 with the expected sunset of the program in July 2024. Kroger Savings subscription fees are generally nonrefundable to the subscriber after the first thirty days unless we cancel the subscription, in which case the subscriber is entitled to a pro rata refund. We recognize revenue for Kroger Savings on a straight-line basis over the subscription period, net of the fee shared with Kroger.

Other Revenue

Other revenue consists principally of telehealth revenue. Telehealth revenue consists of revenues generated from consumers who complete a telehealth visit with a member of our network of qualified medical professionals. Consumers pay a fee per telehealth visit and we recognize the fee as revenue at a point in time when the visit is complete.

Cost of Revenue

Cost of revenue consists primarily of costs related to outsourced consumer support, healthcare provider costs, fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering, personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees, and allocated overhead. Cost of revenue excludes depreciation and amortization of capitalized software development costs, developed technology, and other hosting and data infrastructure equipment used to operate our platform, which are included in depreciation and amortization in the consolidated statements of operations.

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

Sales and Marketing

Sales and marketing costs consist primarily of advertising and marketing expenses that are expensed as incurred and production costs expensed as of the first date the advertisement takes place. Advertising costs were $226.3 million, $296.6 million and $222.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Sales and marketing expenses also include personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees, consumer discounts and incentives, third-party services and contractors, and allocated overhead. Sales commissions relate to contracts with a duration of one year or less and are expensed as incurred.

General and Administrative

General and administrative costs are expensed as incurred and primarily include personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for executive, finance, accounting, legal, and human resources functions, as well as professional fees, occupancy costs, other general overhead costs, and as applicable, change in fair value of contingent consideration, loss on operating lease assets, gain on sale of business and charitable donations.

Depreciation and Amortization

Our depreciation and amortization expenses include depreciation of property and equipment, and amortization of capitalized internal-use software costs and intangible assets.

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

When determining the fair value measurements for assets and liabilities which are required to be measured at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impaired. The carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature. The estimated fair value of our debt was approximately $649.6 million as of December 31, 2022, which was based on inputs categorized as Level 2 in the fair value hierarchy, and approximated its carrying value as of December 31, 2021. For contingent consideration, which is remeasured to its estimated fair value on a recurring basis, see “Note 3. Business Combinations and Disposition."

Stock-Based Compensation

Compensation cost is allocated to cost of revenue, product development and technology, sales and marketing, and general and administrative expenses in the consolidated statements of operations for stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) based on the fair value of these awards at the date of grant. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model and the grant date fair value of RSAs and RSUs that contain service or performance conditions is estimated based on the fair value of our common stock. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model that incorporates the likelihood of achieving the market condition. Stock-based compensation cost for awards that contain market vesting conditions is recognized on a graded vesting basis over the requisite service period, even if the market condition is not satisfied. The requisite service period for awards with service, performance and market conditions is the longer of the service period, the performance period or the derived service period from the Monte Carlo simulation model. For awards that contain service, performance and market vesting conditions, we commence recognition of stock-based compensation cost once it is probable that the performance condition will be achieved. If the performance condition is an initial public offering ("IPO") or a change in control event, the performance condition is not probable of being achieved for accounting purposes until the event occurs. Once it is probable that the performance condition will be achieved, we recognize stock-based compensation cost over the remaining requisite service period under a graded vesting model, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved. Thereafter, expense is recognized even if the market condition was not or is not achieved, provided the employee continues to satisfy the service condition. To the extent that the market vesting conditions are achieved earlier than the end of the requisite service period, then stock-based compensation cost is accelerated. Forfeitures are recognized when they occur.

Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options, while the fair value of our common stock at the date of grant is used to measure the fair value of RSAs and RSUs. The assumptions used in the Black-Scholes option-pricing model requires the input of subjective assumptions and are as follows:

•
For periods prior to our IPO in September 2020, because there was no public market for our common stock, the fair value of the common stock underlying our stock-based awards was determined by our board of directors, with input from management, by considering several objective and subjective factors including our actual operating and financial performance, market conditions and performance of comparable publicly traded companies, our developments and milestones, the likelihood of achieving a liquidity event transaction, and the results of third-party valuations. The third-party valuations used methodologies, approaches and assumptions in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to our IPO, the fair value of common stock was determined on the grant date using the closing price of our common stock.
•
Expected volatility is based on a blended approach that utilizes our historical and implied volatility for periods in which we have sufficient information and the historical and implied volatility of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants.
•
The expected term is based on historical and estimates of future exercise behavior. For stock options considered to be “plain vanilla” options, the expected term is based on the simplified method, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. Substantially all of our stock options granted after our IPO are considered to be "plain vanilla" options.
•
The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the options.
•
The dividend yield is based on our current expectations of dividend payouts.

The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation could be materially different in the future.

Basic and Diluted Loss Per Share

We have two classes of common stock, Class A and Class B. Basic and diluted loss per share attributable to common stockholders of our Class A and Class B common stock are the same because they are entitled to the same liquidation and dividend rights.

We compute earnings or loss per share using the two-class method required for participating securities. The two-class method requires net income to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In periods where we have net losses, losses are not allocated to participating securities as they are not required to fund the losses. Prior to its conversion to common stock in connection with our IPO in September 2020, we considered our redeemable convertible preferred stock to be participating securities as preferred stockholders had rights to participate in dividends with the common stockholders.

Basic earnings or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding includes contingently issuable shares where there is no circumstance under which those shares would not be issued. The vested but not yet issued Co-Chief Executives’ Performance-Vesting Founders Awards (see “Note 15. Stock-Based Compensation”) will settle in shares of common stock in October 2023 or, if earlier, upon a qualifying change in control event. At the time of vesting, these shares are contingently issuable and are included in the weighted average number of common shares outstanding for basic earnings or loss per share.

We compute diluted earnings or loss per share under a two-class method. For periods when we have net income, net income is reallocated between common stock, potential common stock and participating securities. Stock-based awards that contain vesting provisions contingent on achievement of performance or market conditions are included in the computation of diluted earnings per share, if dilutive, from the beginning of the period or date of issuance if later, if all necessary conditions to vest have been satisfied during the period. If all conditions have not been met by the end of the period, dilutive earnings per share includes the number of shares that would be issuable if the end of the period were the end of the contingency period. Potential common stock includes stock options, RSAs, and RSUs computed using the treasury stock method. For periods where we have net losses, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU results in the acquirer recognizing acquired contract assets and liabilities on the same basis that would have been recognized by the acquiree before the acquisition under ASC 606. The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with ASC 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. The new guidance is effective for us for annual and interim periods beginning after December 15, 2022. Early adoption of this ASU is permitted, including adoption in an interim period. This update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We early adopted this guidance on January 1, 2022, and the adoption did not have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting as the publication of the LIBO Screen Rate maturities are expected to cease immediately after June 30, 2023. As a result, it is possible that beginning in July 2023, the LIBO Screen Rate will no longer be available as a reference rate. The ASU applies only to contracts, hedging relationships and other transactions that reference LIBO Screen Rate or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which deferred the application period of ASU 2020-04 from December 31, 2022 to December 31, 2024, effective immediately for all entities. We adopted this guidance on January 1, 2022, and the adoption did not have a material impact to our consolidated financial statements. Under the terms of our existing debt agreements, in the event of the discontinuance of the LIBO Screen Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBO Screen Rate. We and lenders under our debt agreements will in good faith establish an alternate benchmark rate which places the lenders and us in the same economic position that existed immediately prior to the discontinuation of the LIBO Screen Rate. We intend to apply this guidance for contract modifications related to the reference rate reform as they occur through December 31, 2024.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("Topic 820"), which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of this ASU is permitted. This ASU should be applied prospectively and recognize in earnings on the adoption date any adjustments made as a result of adoption. We early adopted this guidance effective January 1, 2023, and will apply this guidance prospectively, however we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

3. Business Combinations and Disposition

Business Combinations

vitaCare Prescription Services, Inc.

On April 14, 2022, we acquired all of the equity interests of vitaCare from TherapeuticsMD, Inc. (the "Seller"), the sole stockholder of vitaCare, for an initial cash payment of approximately $150.0 million and additional payment or adjustment for contingent consideration payable of up to $7.0 million in cash and contingent consideration receivable based upon vitaCare's achievement of certain specified revenue described further below. We incurred a total of $1.6 million of transaction costs associated with this acquisition during 2022 that consisted primarily of professional fees. vitaCare is a prescription technology and service platform that simplifies the prescription fulfillment process for consumers taking brand medications by helping them gain access to therapies and stay on those therapies for as long as medically appropriate. The purpose of the acquisition was to strengthen and expand our services under our pharma manufacturer solutions platform.

We accounted for the vitaCare acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and recognized tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The estimated fair values of the acquired intangible assets were determined primarily by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. The goodwill recognized in connection with this acquisition primarily related to the expected long-term synergies and other benefits from the acquisition, including the acquired assembled workforce, and is expected to be tax deductible.

We also established a management incentive plan under which certain continuing vitaCare employees were eligible to receive up to $10.0 million of additional cash compensation upon achievement of certain performance milestones through 2023. This management incentive plan was accounted for separately from the business combination and excluded from the purchase consideration. As of December 31, 2022, the performance milestones were not probable of being met; however eligible employees may continue to receive up to the $10.0 million of cash compensation upon achievement of the performance milestones in 2023.

The components of the purchase consideration for vitaCare are as follows:

(in thousands)
Cash	$149,877
Fair value of contingent consideration payable	1,684
Fair value of contingent consideration receivable	(19,741)
Total purchase consideration	$131,820

The allocation of the purchase consideration for vitaCare is as follows:

(in thousands)
Accounts receivable	$433
Prepaid expenses and other current assets	50
Property and equipment	255
Intangible assets	52,000
Accounts payable	(752)
Accrued expenses and other current liabilities	(780)
Goodwill	80,614
Total purchase consideration	$131,820

The amounts assigned to the acquired intangible assets and their estimated useful lives are as follows:

(dollars in thousands)	Fair Value	Weighted Average Useful Life (in years)
Developed technology	$30,000	5.0
Customer relationships	21,000	11.0
Trademark	1,000	3.0
	$52,000	7.4

Contingent consideration payable - The contingent consideration payable of up to $7.0 million in cash was based upon vitaCare's achievement of certain specified revenue results through 2023 as stipulated by the purchase agreement. The estimated fair value of the contingent consideration payable was based on the present value of the expected future payments to be made to the Seller (Level 3 inputs) using an option pricing model. As of December 31, 2022, no future contingent payments were expected to be made to the Seller as vitaCare's achievement of the specified revenue results through 2023 were no longer probable of being met. Accordingly, we recognized the change in fair value of the contingent consideration payable of $1.7 million as a reduction in general and administrative expenses during 2022.

Contingent consideration receivable - vitaCare entered into a commercial agreement with the Seller in connection with the acquisition (the "commercial agreement") to provide certain pharmacy services to the Seller over an initial 5-year term following the acquisition with annual minimum guaranteed payments over the 5-year term totaling $66.3 million. The estimated fair value of the contingent consideration receivable at the acquisition date was based on the present value of the expected future annual minimum guaranteed payments in excess of the estimated fair value of pharmacy services expected to be provided to the Seller for each year over the initial 5-year term and contained significant unobservable inputs (Level 3 inputs). Key inputs used in this estimate included projected revenue and a discount rate which incorporated the risk of achievement associated with the forecasts and the credit risk of the Seller. Significant changes in the projected revenue or discount rate would result in a significantly higher or lower fair value measurement.

In December 2022, the Seller completed a transaction (the "transformation transaction") with a third-party to (i) grant an exclusive license to the third-party to commercialize certain of the Seller's pharmaceutical drugs in return for, amongst other things, royalty-based payments based on the level of sales achieved and (ii) sold certain other assets to the third-party. We agreed to eliminate the annual minimum guaranteed payments associated with the commercial agreement which was assigned to the third-party such that the transformation transaction could be completed. Concurrently, we amended an existing pharma manufacturer solutions arrangement with the third-party. We determined the amended pharma manufacturer solutions arrangement with the third-party was at fair value and the fair value of the contingent consideration receivable at the date of the transformation transaction was effectively zero as the contingency was resolved and no future contingent payments will be received. Accordingly, we recognized the change in fair value of the contingent consideration receivable of $19.7 million as an increase in general and administrative expenses during 2022.

Pro forma unaudited consolidated results of operations - The following table reflects the pro forma unaudited consolidated results of operations for the periods presented as if the acquisition of vitaCare had occurred on January 1, 2021. The pro forma unaudited consolidated results of operations give effect to certain adjustments including: (i) transaction and severance costs incurred in connection with the acquisition; (ii) amortization expense related to the acquired intangible assets; and (iii) elimination of vitaCare's allocated interest expense related to the Seller's financing agreement whereby vitaCare was released from as guarantor upon the consummation of the acquisition. The pro forma unaudited consolidated results of operations are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
(in thousands)	2022	2021
Pro forma revenue	$767,125	$746,299
Pro forma net loss	$(40,901)	$(59,400)

vitaCare's revenue for the year ended December 31, 2022 of $5.6 million was included in the consolidated statement of operations. Disclosure of the standalone earnings or loss of vitaCare is not practicable as expenses associated with significant back-office, product development and technology and go-to-market processes of vitaCare have been substantially integrated into our consolidated operations.

flipMD, Inc.

On February 18, 2022, we acquired all of the equity interests of flipMD, Inc. ("flipMD") for $7.0 million in cash. flipMD is a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise and expands both our engagement with healthcare providers and services currently available under our existing pharma manufacturer solutions platform.

Other Business Combinations

In 2021, we acquired RxSaver, Inc. (“RxSaver”) and HealthiNation Inc. (“HealthiNation”) for $50.7 million and $76.6 million in cash, respectively. In 2020, we acquired Scriptcycle, LLC, (“Scriptcycle”) for an aggregate purchase consideration of $58.3 million. RxSaver and Scriptcycle expand our business capabilities with respect to our prescription transactions offering. HealthiNation expands our services under our pharma manufacturer solutions platform. Goodwill associated with these acquisitions primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce, and are deductible for tax purposes except for HealthiNation which is not tax deductible. The $185.6 million aggregate purchase consideration related to these acquisitions was principally allocated to goodwill of $84.0 million (comprised of $25.9 million, $33.2 million and $24.9 million from RxSaver, HealthiNation, and Scriptcycle, respectively) and other intangible assets of $93.5 million (comprised of $25.2 million, $40.0 million and $28.3 million, respectively, from the respective businesses described above). Other intangible assets principally related to customer relationships of $74.0 million (comprised of $20.7 million, $28.0 million and $25.3 million, respectively, from the respective businesses described above) with estimated useful lives ranging between eleven and thirteen years.

The Scriptcycle acquisition also contained provisions for our payment of contingent consideration of up to $2.9 million in the event certain financial results were achieved, which was met and paid in full during 2021.

In 2021, we also acquired RxNXT LLC for $14.5 million in cash which expands our business capabilities with respect to our prescription transactions offering.

Unaudited supplemental pro forma financial information and the revenue and earnings in the year of acquisition for these acquisitions has not been presented because the effects are not material to our consolidated financial statements.

Disposition

Certain Assets of GoodRx Care, LLC (FKA HeyDoctor, LLC)

On December 9, 2022, we completed the sale of certain technology assets of GoodRx Care, LLC, our telehealth platform, for $19.5 million in cash, of which $2.9 million is held in the buyer's escrow account related to the resolution of standard representations and warranties and is included in prepaid and other current assets on the consolidated balance sheet as of December 31, 2022. The sale represents the sale of a business and, as we have one reporting unit, goodwill was allocated to the disposal group. The carrying value of the disposal group as of the sale date was approximately $8.1 million, comprised principally of $4.6 million of capitalized software and $3.1 million of allocated goodwill. We recognized a $11.4 million pre-tax gain on the sale which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022. As we expect to continue to provide our consumers access to telehealth services via our GoodRx Care platform after the date of sale, the sale does not represent a strategic shift that has, or is expected to have, a major effect on our operations and financial results.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2022	2021
Income taxes receivable	$4,524	$8,331
Prepaid software implementation costs	5,751	—
Prepaid expenses	35,105	21,307
Total prepaid expenses and other current assets	$45,380	$29,638

5. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
(in thousands)	2022	2021
Leasehold improvements	$16,094	$15,354
Furniture and fixtures	9,366	8,578
Computer equipment	4,129	3,148
Construction in progress	—	361
Total property and equipment	29,589	27,441
Less: Accumulated depreciation	(9,769)	(5,829)
Total property and equipment, net	$19,820	$21,612

For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $4.6 million, $4.0 million and $1.4 million, respectively.

6. Goodwill

The following table presents changes in the carrying amount of goodwill:

	December 31,
(in thousands)	2022	2021
Balance at beginning of the year	$329,696	$261,116
Goodwill acquired	85,560	68,580
Goodwill disposed	(3,139)	—
Balance at end of the year	$412,117	$329,696

7. Intangible Assets, Net

The following tables present details of our intangible assets, net:

		December 31, 2022
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$96,600	$(14,151)	$82,449	9.8
Developed technology	1-5	86,298	(54,483)	31,815	4.0
Trademarks	1-9	14,352	(12,841)	1,511	3.9
Content library	3	9,500	(5,410)	4,090	1.3
Backlog	1	1,900	(1,900)	—	—
		$208,650	$(88,785)	$119,865	7.9

		December 31, 2021
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$75,500	$(6,015)	$69,485	10.6
Developed technology	1-5	56,898	(46,411)	10,487	2.2
Trademarks	1-9	13,316	(12,309)	1,007	5.9
Content library	3	9,500	(2,243)	7,257	2.3
Backlog	1	1,900	(1,345)	555	0.3
		$157,114	$(68,323)	$88,791	8.9

For the years ended December 31, 2022, 2021 and 2020, amortization expense was $23.2 million, $18.3 million and $12.7 million, respectively.

At December 31, 2022, the expected amortization of intangible assets, net for future periods was as follows:

(in thousands)
Year Ending December 31,
2023	$21,391
2024	17,039
2025	15,830
2026	15,427
2027	10,148
Thereafter	40,030
$119,865

8. Capitalized Software, Net

The following table presents details of our capitalized software, net as follows:

	December 31,
(in thousands)	2022	2021
Capitalized software costs	$109,752	$63,752
Less: Accumulated amortization	(39,680)	(18,765)
Total capitalized software, net	$70,072	$44,987

For the years ended December 31, 2022, 2021 and 2020, amortization expense was $26.4 million, $12.2 million and $4.4 million, respectively. Amortization had not started on $11.2 million of capitalized software costs that were not yet ready for intended use as of December 31, 2022.

At December 31, 2022, the expected amortization of capitalized software, net that has been placed into service for future periods was as follows:

(in thousands)
Year Ending December 31,
2023	$28,743
2024	21,889
2025	8,221
$58,853

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accrued bonus and other payroll related	$20,642	$24,031
Accrued marketing	12,104	15,493
Deferred revenue	7,879	6,869
Other accrued expenses	6,898	4,339
Total accrued expenses and other current liabilities	$47,523	$50,732

Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. Deferred revenue is substantially recognized as revenue within the subsequent twelve months. We expect substantially all of the deferred revenue at December 31, 2022 will be recognized as revenue in 2023.

10. Leases

Our leases consist of office facilities under noncancelable operating lease arrangements that expire at various dates through 2033. Our leases do not contain any material (i) non-lease components, (ii) variable lease costs, (iii) short-term lease expenses, (iv) residual value guarantees or (v) material restrictive covenants.

For the years ended December 31, 2022, 2021 and 2020, lease expense of $6.2 million, $5.6 million and $7.0 million, respectively, was included in costs and operating expenses in the consolidated statements of operations.

For the years ended December 31, 2022, 2021 and 2020, cash paid for amounts affecting the measurement of our operating lease liabilities included in cash flows from operating activities was $6.4 million, $6.2 million (excluding $1.6 million of cash collected from lease incentive receivable), and $3.0 million (excluding $5.7 million of cash collected from lease incentive receivable), respectively.

As of December 31, 2022 and 2021, the weighted average remaining lease term was 8.7 years and 8.5 years, respectively, and the weighted average discount rate was 6.9% and 5.8%, respectively.

The following table presents maturities of operating lease liabilities at December 31, 2022:

(in thousands)
Year Ending December 31,
2023	$4,068
2024	6,488
2025	9,910
2026	9,242
2027	9,430
Thereafter	43,690
Total operating lease payments	82,828
Less: Effects of discounting	(24,629)
Present value of operating lease liabilities	$58,199
Operating lease liabilities, current	$4,068
Operating lease liabilities, net of current portion	$54,131

In May 2021, we entered into a noncancelable lease agreement with a third-party to lease additional office space that is adjacent to and expands our existing corporate headquarters in Santa Monica, California. The lease commenced on October 1, 2022 upon our access to the leased premises, and we recognized an operating lease right-of-use asset and lease liability of $20.2 million as of that date. Given changes in our property needs since the date we executed the lease, we no longer plan to occupy this premise and are seeking to sublease the property. As a result, we recognized a loss of $1.3 million during 2022 within general and administrative expenses for the disposal of capitalized costs related to architectural design and other professional services incurred. We also recognized an impairment loss of $11.3 million during 2022 within general and administrative expenses to reduce the carrying value of the operating lease right-of-use asset to its estimated fair value as rental rates have declined since the date the lease was executed. The estimated fair value was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate include projected sublease income and a discount rate which incorporate the risk of achievement associated with the forecast. Significant changes in the projected sublease income or discount rate would result in a significantly higher or lower fair value measurement. The estimated operating lease payments included in the table above for 2023 and 2024 have been reduced by lease incentives for leasehold improvements of $3.1 million each year related to this additional office space.

11. Income Taxes

The components of our income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$6,974	$(361)	$235
State	3,120	2,532	848
Total current income tax expense	10,094	2,171	1,083
Deferred
Federal	(421)	6,521	(7,472)
State	(76)	6,385	(3,438)
Total deferred income tax (benefit) expense	(497)	12,906	(10,910)
Total income tax expense (benefit)	$9,597	$15,077	$(9,827)

The following is a reconciliation of the U.S. federal statutory rate of 21.0% to our effective income tax rate:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Income taxes computed at federal statutory rate	$(4,879)	$(2,137)	$(63,725)
State income taxes (1)	2,465	8,385	(2,768)
Stock-based compensation	383	491	609
Excess tax (benefits) related to stock-based compensation	4,565	(43,797)	(19,961)
Research and development credits, net of reserves	(6,401)	(8,206)	(3,541)
Nondeductible officers' compensation	12,295	21,905	79,046
Increase (decrease) in valuation allowance	68	37,782	(293)
Transaction costs	39	438	277
Basis difference on disposition	659	—	—
Nondeductible penalties	318	16	6
Other	85	200	523
Income tax expense (benefit)	$9,597	$15,077	$(9,827)
Effective income tax rate	(41.3%)	(148.1%)	3.2%

(1)
Includes the state tax effects for (i) excess tax (benefits) related to stock-based compensation of $0.8 million, ($6.4) million and ($1.7) million for 2022, 2021 and 2020, respectively, and (ii) increase in valuation allowance of $4.4 and $14.6 million for 2022 and 2021, respectively. The state tax effect for valuation allowance in 2020 was not material.

Deferred taxes, net consist of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
Other assets	$2,703	$5,072
Operating lease liabilities	14,402	9,702
Stock-based compensation	12,542	10,097
Research and development credits, net of reserves	14,382	19,407
Tax credit carryforward	769	580
Interest expense carryforward	—	4,699
Charitable contribution carryforward	6,810	8,817
Goodwill	10,705	8,668
Capitalized research and development expenditures	9,269	—
Net operating losses	8,737	21,907
Total deferred tax assets	80,319	88,949
Valuation allowance	(57,115)	(52,679)
Deferred tax assets, net of valuation allowance	23,204	36,270
Deferred tax liabilities
Other liabilities	(1,143)	(527)
Operating lease right-of-use assets	(8,815)	(6,727)
Property and equipment	(4,383)	(4,699)
Capitalized software	—	(10,926)
Intangible assets	(9,157)	(13,635)
Total deferred tax liabilities	(23,498)	(36,514)
Total deferred tax liabilities, net	$(294)	$(244)

We recognized total excess tax benefits of ($5.4) million, $50.2 million and $21.7 million associated with equity award exercises and vesting in income tax (expense) benefit for the years ended December 31, 2022, 2021 and 2020, respectively.

We consider all available positive and negative evidence in our assessment of the recoverability of our net deferred tax assets. Based on the weight of the evidence, we believed it was more likely than not that our net deferred tax assets in excess of tax amortizable goodwill would not be fully realizable primarily due to cumulative three-year pre-tax losses adjusted for permanent book to tax differences principally from substantial excess tax benefits realized mainly in 2021 and 2020 from the exercise of stock options granted prior to our IPO. Accordingly, we maintained a full valuation allowance against our net deferred tax assets in excess of tax amortizable goodwill as of December 31, 2022. Our judgment regarding the need for a valuation allowance, including the exact timing and amount of any release, may reasonably change in the next twelve months due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations and price fluctuations of our Class A common stock and its related effects on future excess tax benefits from outstanding stock options.

At December 31, 2022, we had U.S. federal net operating loss carryforwards ("NOLs") of $28.5 million available to reduce future federal income taxes. Approximately $11.6 million of these NOLs were generated before January 1, 2018 and will expire in varying amounts starting 2033. The remaining $16.9 million of these NOLs are carried over indefinitely but utilization is subject to an 80% taxable income limitation. At December 31, 2022, we also had state NOLs of $48.0 million available to reduce future state income taxes which will expire in varying amounts beginning 2024.

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

As of December 31, 2022, we had U.S. federal and California research tax credits carryforwards of $4.7 million and $19.8 million, respectively. The U.S. federal research tax credits will begin to expire in 2042 while the unused California research tax credits generally may be carried forward indefinitely.

At December 31, 2022, tax years 2019 and forward were subject to examination by the Internal Revenue Service (“IRS”), and tax years 2018 and forward were subject to examination by the various state taxing jurisdictions in which we are subject to tax. At December 31, 2022, we were not subject to any federal or state income tax audits.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2019	$4,374
Increases related to prior year tax positions	126
Increases related to current year tax positions	3,327
Settlements with taxing authorities	(119)
Lapse of statute of limitations	(317)
Gross unrecognized tax benefits at December 31, 2020	7,391
Increases related to prior year tax positions	999
Increases related to current year tax positions	6,911
Lapse of statute of limitations	(505)
Gross unrecognized tax benefits at December 31, 2021	14,796
Increases related to prior year tax positions	422
Increases related to current year tax positions	2,444
Decreases related to prior year tax positions	(1,160)
Lapse of statute of limitations	(1,804)
Gross unrecognized tax benefits at December 31, 2022	$14,698

As of December 31, 2022, we had gross unrecognized tax benefits of approximately $14.7 million, $7.4 million of which is a reduction to deferred tax assets and the remaining $7.3 million which would affect our effective tax rate if recognized. The reduction in unrecognized tax benefits in 2023 due to the expiration of statute of limitations is not expected to be material.

At December 31, 2022 and 2021, accrued interest and penalties related to uncertain tax positions were not material.

For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022. We calculated the amount of research and development expenditures required to be capitalized in 2022 and reflected the impact in our 2022 income tax expense.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (i) repurchased shares for withholding taxes on vested RSUs and (ii) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs. While these tax law changes have no immediate effect, we will continue to evaluate its impact as further information becomes available and as we complete any share repurchases in the future.
12. Debt

First Lien Term Loan Facility

We have a $700.0 million term loan under an agreement with various lenders (“First Lien Term Loan Facility”) that accrues interest at a rate per annum equal to the LIBO Screen Rate plus a variable margin based on our most recently determined Net Leverage Ratio (as defined in the agreement), ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for the years ended December 31, 2022, 2021 and 2020 was 5.02%, 3.40% and 3.97%, respectively. The First Lien Term Loan Facility requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of October 10, 2025. We may prepay the First Lien Term Loan Facility without penalty. The First Lien Term Loan Facility is collateralized by substantially all of our assets and 100% of the equity interest of GoodRx.

Our debt balance is as follows:

	December 31,
(in thousands)	2022	2021
Principal balance under First Lien Term Loan Facility	$667,068	$674,097
Less: Unamortized debt issuance costs and discounts	(8,243)	(11,210)
	$658,825	$662,887

Amortization of debt issuance costs and discounts related to our term loan of $3.0 million was recognized as interest expense in the consolidated statements of operations for each of the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, we were subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Term Loan Facility. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At December 31, 2022, we were in compliance with our covenants.

The following table presents details of the future principal payments under the First Lien Term Loan Facility at December 31, 2022:

(in thousands)
Year Ending December 31,
2023	$7,029
2024	7,029
2025	653,010
Total principal payments	$667,068

Revolving Credit Facility

We have a revolving credit facility for up to $100.0 million ("Revolving Credit Facility") which expires on October 11, 2024. The Revolving Credit Facility bears interest at a rate equal to the LIBO Screen Rate plus a variable margin based on our most recently determined Net Leverage Ratio (as defined in the agreement), ranging from 2.50 to 3.00% on used amounts and 0.25 to 0.50% on unused amounts. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum for aggregate undrawn and disbursed but unreimbursed letters of credit. We had no borrowings against the Revolving Credit Facility as of December 31, 2022 and 2021.

We had outstanding letters of credit issued against the Revolving Credit Facility for $9.2 million as of December 31, 2022 and 2021, respectively, which reduces our available borrowings under the Revolving Credit Facility. The outstanding letters of credit principally relate to a facility lease and will decrease by $0.9 million per year commencing in 2023.

13. Commitments and Contingencies

Refer to “Note 10. Leases” and “Note 12. Debt,” for details of contractual obligations for our noncancelable operating leases and principal payments under our debt agreements, respectively.

Purchase Commitments

As of December 31, 2022, we had aggregate purchase commitments of $21.3 million for cloud hosting services pursuant to which we committed to spend approximately $7.1 million per annum through 2025.

Legal Contingencies

On December 18, 2020, R. Brian Terenzini, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:20-cv-11444). On January 8, 2021, Bryan Kearney, individually and on behalf of all others similarly situated, also filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 2:21-cv-00175). The plaintiffs sought compensatory damages as well as interest, fees and costs. The complaints alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and asserted that we failed to disclose to investors that Amazon.com, Inc. was developing its own mobile and online prescription medication ordering and fulfillment service that would compete directly with us. According to the complaints, when Amazon announced its competitor service, our stock price fell, causing investor losses. On April 8, 2021, the court consolidated the two lawsuits under the caption In re GoodRx Holdings, Inc. (Case No. 2:20-cv-11444) and appointed Betty Kalmanson, Lawrence Kalmanson, Shawn Kalmanson, and Janice Kasbaum as Lead Plaintiffs. On June

9, 2022, the court dismissed the consolidated case with prejudice and the consolidated case was closed as of December 31, 2022.

On April 29, 2021, May 5, 2021 and September 15, 2021, Neesha Patel, Wayne Geist and Alan Pinyavat, respectively, each filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court for the Central District of California (Case No. 2:21-cv-03671, Case No. 2:21-cv-03829 and Case No. 1:21-cv-01309, respectively). The plaintiffs asserted claims for breach of fiduciary duty and contribution under the Exchange Act. Neesha Patel asserted additional claims for unjust enrichment and corporate waste and Alan Pinyavat asserted additional claims for unjust enrichment, abuse of control and gross mismanagement. These claims were based on allegations substantially similar to those in the class action lawsuit described above. On August 12, 2022, Alan Pinyavat filed a notice of voluntary dismissal and the case was closed as of December 31, 2022. On August 24, 2022, the parties for the consolidated Patel and Geist case filed a joint stipulation to dismiss the consolidated case and the consolidated case was closed as of December 31, 2022.

In March 2020, we received a letter from the Federal Trade Commission ("FTC") indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to us regarding our sharing of data regarding individuals’ use of our website, app and services with service providers, including Google and Facebook. Subsequent to the initial request we timely responded to the FTC's additional information requests and follow-up questions. On January 12, 2022, staff at the FTC sent us an initial draft complaint and consent order. Notwithstanding our belief that we have complied with applicable regulations and have meritorious defenses to any claims or assertions to the contrary, on February 1, 2023, we reached a negotiated settlement with the FTC (a "proposed consent order") in an effort to resolve all claims and allegations arising out of or relating to the FTC investigation and includes a monetary settlement amount of $1.5 million, which was accrued as a component of accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2022. The proposed consent order also includes agreements to effect or maintain, as applicable, certain changes to our business practices, policies and compliance requirements that may impose additional costs that we do not believe would be material both individually and in the aggregate to us. The proposed consent order has been filed in the United States District Court for the Northern District of California and was approved and entered on February 17, 2023.

There have been class action litigations filed against us in relation to the allegations detailed in the FTC’s proposed consent order. On February 2, 2023, Jane Doe (proceeding under a pseudonym) filed a putative nationwide class action lawsuit against us in the United States District Court for the Northern District of California. On February 3, 2023, plaintiff E.C. (also proceeding under a pseudonym) filed a putative nationwide class action lawsuit against us in the United States District Court for the Southern District of New York. On February 17, 2023, John Doe (proceeding under a pseudonym) filed a putative nationwide class action in the United States District Court for the Northern District of California. The cases are substantially similar; each generally alleges that we have not adequately protected consumer privacy and that we communicated consumer information to third parties including Google, Meta, and Criteo. Plaintiffs in the Jane Doe and John Doe cases allege California common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act, and Unfair Competition Law. Plaintiff in the John Doe case additionally brings a claim under the Electronic Communications Privacy Act. Plaintiff in the E.C. case brings claims for common-law unjust enrichment and violations of New York’s General Business Law. We intend to seek dismissal of the claims. Based upon information presently known, and unless otherwise stated, we have not accrued a loss for the matters described above as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters. The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.

In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated.

Indemnifications

Our amended and restated bylaws provides that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Certain of our officers and directors are also a party to indemnification agreements. Pursuant to our indemnification agreements and directors’ and officers’ liability insurance, certain of our officers and directors will be indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances. The maximum potential amount of future payments we may be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been involved in litigation, with respect to these indemnification arrangements. As of December 31, 2022 and 2021, we did not accrue a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

14. Stockholders’ Equity

IPO and Private Placement

On September 25, 2020, we completed our IPO of 39.8 million shares of our Class A common stock, $0.0001 par value per share at an offering price of $33.00 per share. We sold 28.6 million shares and certain existing stockholders sold an aggregate of 11.2 million shares. We received aggregate net proceeds of $886.9 million after deducting underwriting discounts and commissions of $52.5 million and other offering expenses of $4.9 million.

In connection with our IPO: (i) 126.0 million outstanding shares of redeemable convertible preferred stock with a carrying value of $737.0 million were converted into an equivalent number of shares of common stock; (ii) we filed an Amended and Restated Certificate of Incorporation which authorized a total of 2.0 billion shares of Class A common stock, 1.0 billion shares of Class B common stock, $0.0001 par value per share, and 50.0 million shares of preferred Stock, $0.0001 par value per share; and (iii) 357.3 million shares of our common stock then outstanding were automatically reclassified into an equivalent number of shares of our Class B common stock.

As a result, following the completion of our IPO, we have two classes of authorized and outstanding common stock: Class A common stock and Class B common stock.

The rights of the holders of the Class A common stock and Class B common stock are identical except for voting and conversion rights. The holders of the Class A common stock are entitled to one vote per share and the holders of the Class B common stock are entitled to 10 votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder and will automatically convert to Class A common stock upon any transfer, except for certain permitted transfers. All Class B common stock will convert automatically into an equivalent number of Class A common stock upon the earlier of (i) September 25, 2027; or (ii) the first date the aggregate number of shares of Class B common stock cease to represent at least 10% of the aggregate outstanding shares of common stock. During the years ended December 31, 2022, 2021 and 2020, 1.8 million, 13.1 million and 28.7 million shares of Class B common stock were converted into an equivalent number of shares of Class A common stock, respectively.

Concurrent with the completion of our IPO, we closed a private placement with a related party that is an existing investor for $100.0 million and issued 3.0 million shares of Class A common stock.

Share Repurchases

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

For the year ended December 31, 2022, we repurchased and retired 8.5 million shares of our Class A common stock for an aggregate purchase price of $101.7 million under the repurchase program. As of December 31, 2022, we had $148.3 million available for future repurchases of our Class A common stock under the repurchase program.

Charitable Stock Donation

In 2020, we recognized a $41.7 million charge within general and administrative expenses related to our donation of 1.1 million shares of Class A common stock at fair market value to a charitable organization. The charitable organization welcomes recommendations from donors regarding distributions from the donations. However, all recommendations are advisory in nature, and the charitable organization independently determines whether recommendations it receives are consistent with their charitable purposes and fiduciary obligations. The fair value of the donated shares was measured on the date of issuance to the charitable organization using our traded stock price on that date, and was discounted for lack of marketability (“DLOM”) as the stock was not freely tradeable at that time. We utilized the Finnerty Model to calculate the DLOM using inputs, including length of holding period, volatility and dividend yield, with volatility considered as a significant Level 3 input in the fair value hierarchy.

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

2020 Incentive Award Plan

In connection with our IPO in 2020, our board of directors adopted, and our stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, RSUs, stock appreciation rights, and other stock or cash based awards to our employees, consultants and directors. The board of directors or its compensation committee is authorized to grant stock-based awards under the 2020 Plan, which may be issued as awards covering either Class A or Class B common stock. Notwithstanding anything to the contrary in the 2020 Plan, no more than 300.0 million shares of common stock (either Class A or Class B common stock) may be issued pursuant to the exercise of incentive stock options under the 2020 Plan.

The number of shares available for issuance under the 2020 Plan will increase annually on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors.

At December 31, 2022, 52.9 million shares were available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In connection with our IPO in 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan ("ESPP"). A total of 9.0 million shares of Class A common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will increase annually on January 1 of each calendar year beginning in 2021 and ending in 2030, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. In no event will more than 100.0 million shares of Class A common stock be available for issuance under the ESPP.

The ESPP allows eligible employees to purchase our common stock, through payroll deductions, at 85% of the lower of the fair market value of Class A common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The ESPP is intended to qualify as an employee stock purchase plan under the IRS Code Section 423.

At December 31, 2022, 16.9 million shares were available for issuance under the ESPP. At December 31, 2022, there were no employee stock purchase offerings since the adoption and approval of the ESPP.

Stock Options

Stock options granted generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably monthly over the remaining three-year period. Stock options generally have a ten-year term. Stock options granted under the 2015 Plan and 2020 Plan do not include any forfeitable or non-forfeitable dividend equivalent rights.

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and term information)	Shares	Price	Term	Value
Outstanding at December 31, 2021	13,568	$7.55	7.3 years	$341,929
Granted	7,580	8.09
Exercised	(2,192)	4.16
Expired / Cancelled / Forfeited	(1,691)	12.64
Outstanding at December 31, 2022	17,265	$7.72	7.3 years	$5,321
Exercisable at December 31, 2022	7,949	$6.60	5.4 years	$5,321

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2022, 2021 and 2020 was $5.41, $18.81 and $4.23, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $18.2 million, $244.4 million and $112.7 million, respectively. The fair value of stock options that vested during the years ended December 31, 2022, 2021 and 2020 was $14.6 million, $15.3 million and $10.2 million, respectively.

All stock options outstanding at December 31, 2022 were options to purchase shares of Class A common stock. The fair value of option awards issued with service or performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used:

Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.7% - 3.8%	0.9% - 1.3%	0.4% - 1.4%
Expected term	5.7 - 6.1 years	5.7 - 6.1 years	5.3 - 6.3 years
Expected stock price volatility	60% - 77.5%	57.5% - 60%	50% - 62%
Dividend yield	—	—	—
Fair value of common stock per share	$5.25 - $22.02	$16.79 - $24.48	$5.94 - $33.00

For the years ended December 31, 2022, 2021 and 2020, the stock-based compensation expense related to stock options was $12.7 million, $14.3 million and $13.0 million, respectively. At December 31, 2022, there was $43.1 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.9 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the Restricted Stock Awards and Restricted Stock Unit activity is as follows:

	Restricted	Restricted Stock Units for Class A	Restricted Stock Units for Class B	Weighted Average
	Stock	Common	Common	Grant Date
(in thousands, except per share amounts)	Awards	Stock	Stock	Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2021	939	4,431	5,645	$29.64
Granted	—	19,643	—	7.76
Vested	(470)	(2,664)	(2,053)	23.42
Forfeited	—	(2,949)	—	16.67
Nonvested restricted stock awards or restricted stock units at December 31, 2022	469	18,461	3,592	$13.69

For the years ended December 31, 2022, 2021 and 2020, the fair value of RSAs and RSUs that vested was $121.5 million, $95.8 million and $335.4 million, respectively.

Restricted Stock Awards

The nonvested RSAs as of December 31, 2022 were originally granted in 2019 with a weighted average grant date fair value per share of $3.88. These RSAs vest on an annual basis in equal installments upon continued service over a four-

year period. The unrecognized stock-based compensation cost at December 31, 2022 related to these RSAs is expected to be fully recognized in 2023.

Restricted Stock Units for Class A Common Stock

In connection with and subsequent to our IPO, we have granted RSUs for Class A common stock. Substantially all of the RSUs granted vest upon continued service over a four-year period. For the years ended December 31, 2022, 2021 and 2020, total stock-based compensation expense related to RSUs was $61.2 million, $53.5 million and $9.5 million, respectively. At December 31, 2022, there was $182.6 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 3.3 years.

Restricted Stock Units for Class B Common Stock

In September 2020, our board of directors granted RSUs covering an aggregate of 24.6 million shares of Class B common stock to our Co-Chief Executive Officers (the “Founders Awards”), subject to the completion of our IPO and continued employment through the applicable vesting dates. Each of our Co-Chief Executive Officers received (i) 8.2 million RSUs that vest based on the achievement of stock price goals ranging from $6.07 per share to $51.28 per share, (the “Performance-Vesting Founders Awards”) and (ii) 4.1 million RSUs that vest and settle in equal quarterly installments over four years, subject to certain vesting acceleration terms (the “Time-Vesting Founders Awards”). The grant date fair value of these awards totaled $533.3 million.

We used a Monte Carlo simulation model to calculate the grant date fair value of the Performance-Vesting Founders Awards and the derived service period. The Monte Carlo simulation model incorporates the likelihood of achieving the market condition and requires the input of assumptions including the estimated fair value of common stock, expected volatility, expected term, risk-free rate and dividend yield. We then applied a DLOM to the value of the RSUs as the issuance of the shares for these awards was deferred by three-years from the applicable vesting date, or earlier, upon a qualifying change in control or to satisfy tax withholding requirements. We utilized the Finnerty Model to calculate the DLOM using inputs, including length of holding period, volatility and dividend yield.

All of the Performance-Vesting Founders Awards vested in 2020, and we settled 0.7 million RSUs at that time which were sufficient to satisfy certain tax withholding obligations due in the year of vesting as allowed under the terms and conditions of the agreements governing the Founders Awards. There are no risks of forfeiture after the Performance-Vesting Founders Awards vested in 2020. As stipulated in the agreements governing the Founders Awards, the remaining 15.7 million Performance-Vesting Founders Awards shares will not be settled until three years from the applicable vesting date, or October 2023, or earlier upon a change in control event, as defined in the agreements governing the Founders Awards.

During the years ended December 31, 2022, 2021 and 2020, we recognized $44.5 million, $90.9 million and $373.0 million of stock-based compensation expense, respectively, related to the Founders Awards. At December 31, 2022, we recognized a cumulative $508.4 million of stock-based compensation expense related to the Founders Awards, of which $188.6 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. At December 31, 2022, there was $24.9 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, of which $20.5 million and $4.4 million are expected to be recognized in 2023 and 2024, respectively.

16. Basic and Diluted Loss Per Share

Prior to its conversion to common stock in connection with our IPO in September 2020, we considered redeemable convertible preferred stock to be participating securities as preferred stockholders had rights to participate in dividends with the common stockholders. Net losses were not allocated to participating securities as they were not required to fund the losses.

As we have net losses for the years ended December 31, 2022, 2021 and 2020, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.

The following weighted average potentially dilutive shares are excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Redeemable convertible preferred stock	—	—	92,479
Stock options, restricted stock awards and restricted stock units	31,587	28,858	27,374

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

The condensed financial information is presented on a “parent-only” basis, and GoodRx Holdings, Inc.’s investment in its subsidiary is stated at cost plus equity in loss of subsidiary less distributions received from subsidiary since the date of acquisition. GoodRx Holdings. Inc.’s share of net loss of its subsidiary is included in net loss using the equity method of accounting.

During 2022, 2021 and 2020, GoodRx Holdings, Inc. received no dividends from its subsidiary.

The following table presents the parent-only balance sheets of GoodRx Holdings, Inc.:

	December 31,
(in thousands, except par values)	2022	2021
Assets
Cash	$5	$5
Other asset	—	80
Investment in subsidiary, net of distributions	814,822	831,595
Total assets	$814,827	$831,680
Liabilities and stockholders' equity
Total liabilities	$—	$—
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	40	40
Additional paid-in capital	2,263,322	2,247,347
Accumulated deficit	(1,448,535)	(1,415,707)
Total stockholders' equity	814,827	831,680
Total liabilities and stockholders' equity	$814,827	$831,680

The following table presents the parent-only statements of operations of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Equity in loss of subsidiary	$(32,828)	$(25,254)	$(293,623)
Net loss	$(32,828)	$(25,254)	$(293,623)

The following table presents the parent-only statements of cash flows of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(32,828)	$(25,254)	$(293,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of subsidiary	32,828	25,254	293,623
Changes in assets and liabilities:
Other asset	80	(23)	90
Other current liabilities	—	(87)	87
Net cash provided by (used in) operating activities	80	(110)	177
Cash flows from investing activities
Distribution from (investment in) subsidiary	113,117	22,777	(914,434)
Net cash provided by (used in) investing activities	113,117	22,777	(914,434)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	891,793
Proceeds from private placement with a related party	—	—	100,000
Repurchases of Class A common stock	(101,721)	—	—
Payments of initial public offering issuance costs	—	—	(4,937)
Proceeds from exercise of stock options	9,159	35,021	5,343
Proceeds from early exercise of stock options	—	—	667
Employee taxes paid related to net share settlement of equity awards	(20,635)	(57,688)	(78,714)
Net cash (used in) provided by financing activities	(113,197)	(22,667)	914,152
Net change in cash	—	—	(105)
Cash
Beginning of period	5	5	110
End of period	$5	$5	$5