Form 10-Q
period 2023-03-31
GoodRx Holdings, Inc.
filed 2023-05-10
CIK 1809519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

As of May 2, 2023, the registrant had 83,136,600 shares of Class A common stock, $0.0001 par value per share, and 313,731,628 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the impact of a grocery chain not accepting pharmacy benefit managers ("PBMs") pricing (the "grocer issue") on our future results of operations, stock compensation, our stock repurchase program, impacts of our cost savings initiatives, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our ability to achieve broad market education and change consumer purchasing habits; our general ability to continue to attract, acquire and retain consumers in a cost-effective manner; our reliance on our prescription transactions offering and ability to expand our offerings; changes in medication pricing and pricing structures; our general inability to control the categories and types of prescriptions for which we can offer savings or discounted prices; our reliance on a limited number of industry participants, including PBMs, pharmacies, and pharma manufacturers; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infectious disease, including the COVID-19 pandemic; the accuracy of our estimate of our total addressable market and other operational metrics; risks related to a decrease in consumer willingness to receive correspondence or any technical, legal or any other restrictions to send such correspondence; risks related to any failure to comply with applicable data protection, privacy and security, advertising and consumer protection laws, standards, and other requirements; risks related to negative media coverage; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform and brand; risks related to any failure to maintain effective internal control over ﬁnancial reporting; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to government regulation of the internet, e-commerce, consumer data and privacy, information technology and cyber-security; our ability to utilize our net operating loss carryforwards and certain other tax attributes; our ability to attract, develop, motivate and retain well-qualified employees, and to successfully transition our Chief Executive Officer role; risks related to general economic factors, natural disasters or other unexpected events; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites; our reliance on third-party platforms to distribute our platform and offerings, including software as-a-service technologies; systems failures or other disruptions in the operations of these parties on which we depend; the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to climate change; risks related to operating in the healthcare industry; risks related to our organizational structure; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; litigation related risks; risks related to the recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending which may adversely affect our business, financial condition and results of operations; the risk that we may not achieve the intended outcomes of our recent reduction in force; as well as the other important factors discussed in the sections entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 10-K”) and this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

We periodically post information that may be important to investors on our investor relations website at https://investors.goodrx.com. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors and potential investors are encouraged to consult our website regularly for important information, in addition to following GoodRx’s press releases, filings with the SEC and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GoodRx Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par values)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$761,075	$757,165
Accounts receivable, net	116,442	117,141
Prepaid expenses and other current assets	29,499	45,380
Total current assets	907,016	919,686
Property and equipment, net	18,767	19,820
Goodwill	412,117	412,117
Intangible assets, net	114,256	119,865
Capitalized software, net	83,047	70,072
Operating lease right-of-use assets	34,916	35,906
Other assets	41,381	27,165
Total assets	$1,611,500	$1,604,631
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,389	$17,700
Accrued expenses and other current liabilities	47,730	47,523
Current portion of debt	7,029	7,029
Operating lease liabilities, current	1,833	4,068
Total current liabilities	68,981	76,320
Debt, net	650,776	651,796
Operating lease liabilities, net of current portion	56,278	54,131
Other liabilities	7,997	7,557
Total liabilities	784,032	789,804
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 82,917 and 83,293 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively; and Class B: 1,000,000 shares authorized and 313,732 shares issued and outstanding at March 31, 2023 and December 31, 2022	40	40
Additional paid-in capital	2,279,253	2,263,322
Accumulated deficit	(1,451,825)	(1,448,535)
Total stockholders' equity	827,468	814,827
Total liabilities and stockholders' equity	$1,611,500	$1,604,631

See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenue	$183,986	$203,329
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	16,695	12,280
Product development and technology	32,908	35,042
Sales and marketing	78,522	92,950
General and administrative	29,619	31,923
Depreciation and amortization	14,939	11,373
Total costs and operating expenses	172,683	183,568
Operating income	11,303	19,761
Other expense, net:
Other expense	(1,808)	—
Interest income	7,234	52
Interest expense	(13,133)	(5,869)
Total other expense, net	(7,707)	(5,817)
Income before income taxes	3,596	13,944
Income tax expense	(6,886)	(1,651)
Net (loss) income	$(3,290)	$12,293
(Loss) earnings per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Weighted average shares used in computing (loss) earnings per share:
Basic	412,429	414,739
Diluted	412,429	427,378

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$161	$(46)
Product development and technology	8,589	7,478
Sales and marketing	4,412	5,394
General and administrative	12,337	17,323

See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	397,025	$40	$2,263,322	$(1,448,535)	$814,827
Stock options exercised	192	—	895	—	895
Stock-based compensation	—	—	28,263	—	28,263
Vesting and settlement of restricted stock units	1,668	—	—	—	—
Common stock withheld related to net share settlement	(666)	—	(3,710)	—	(3,710)
Repurchases of Class A common stock	(1,570)	—	(9,517)	—	(9,517)
Net loss	—	—	—	(3,290)	(3,290)
Balance at March 31, 2023	396,649	$40	$2,279,253	$(1,451,825)	$827,468

See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	749	—	3,699	—	3,699
Stock-based compensation	—	—	32,161	—	32,161
Vesting and settlement of restricted stock units	822	—	—	—	—
Common stock withheld related to net share settlement	(364)	—	(9,561)	—	(9,561)
Repurchases of Class A common stock	(5,637)	—	(83,765)	—	(83,765)
Net income	—	—	—	12,293	12,293
Balance at March 31, 2022	396,132	$40	$2,189,881	$(1,403,414)	$786,507

See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net (loss) income	$(3,290)	$12,293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,939	11,373
Amortization of debt issuance costs	849	856
Non-cash operating lease expense	1,042	727
Stock-based compensation expense	25,499	30,149
Deferred income taxes	35	(394)
Loss on minority equity interest investment	1,808	—
Changes in operating assets and liabilities, net of effects of business acquisition
Accounts receivable	699	(5,198)
Prepaid expenses and other assets	(6,005)	3,616
Accounts payable	(4,737)	(4,442)
Accrued expenses and other current liabilities	1,184	(17,197)
Operating lease liabilities	(140)	(1,228)
Other liabilities	405	(435)
Net cash provided by operating activities	32,288	30,120
Cash flows from investing activities
Purchase of property and equipment	(148)	(1,736)
Acquisition, net of cash acquired	—	(6,976)
Capitalized software	(14,140)	(10,682)
Investment in minority equity interest	—	(15,007)
Net cash used in investing activities	(14,288)	(34,401)
Cash flows from financing activities
Payments on long-term debt	(1,758)	(1,758)
Repurchases of Class A common stock	(9,517)	(83,765)
Proceeds from exercise of stock options	708	3,683
Employee taxes paid related to net share settlement of equity awards	(3,523)	(9,561)
Net cash used in financing activities	(14,090)	(91,401)
Net change in cash and cash equivalents	3,910	(95,682)
Cash and cash equivalents
Beginning of period	757,165	941,109
End of period	$761,075	$845,427
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$2,764	$2,012
Capitalized software included in accounts payable and accrued expenses and other current liabilities	2,625	1,515
Capitalized software transferred from prepaid assets	5,751	—

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

GoodRx Holdings, Inc. and its subsidiaries (collectively, "we," "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States. These services are free to consumers and we primarily earn revenue from our core business from pharmacy benefit managers ("PBMs") that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. We also offer other healthcare products and services, including pharmaceutical ("pharma") manufacturer solutions, subscriptions and telehealth services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 and the related notes, which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 ("2022 10-K"). The December 31, 2022 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

There have been no material changes in significant accounting policies during the three months ended March 31, 2023 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2022 10-K.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, including the accompanying notes. We base our estimates on historical factors; current circumstances, including the impact of a grocery chain that previously did not accept discounted pricing for a subset of prescription drugs from our PBMs starting late in the first quarter of 2022 ("grocer issue"); macroeconomic events and conditions, including the consideration of the economic impact of COVID-19; and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis. Actual results can differ materially from these estimates, and such differences can affect the results of operations reported in future periods. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, the sustained effects of the grocer issue on our business, future results of operations and financial condition continue to be difficult to estimate because there are several variables that are highly uncertain, including, among others, consumer response to updated consumer pricing and timing and extent of returning user levels.

Certain Risks and Concentrations

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable.

We maintain cash deposits with multiple financial institutions in the United States which, at times, may exceed federally insured limits. Cash may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances. However, market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. We have not experienced any losses in such accounts.

We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of $642.5 million at March 31, 2023 and December 31, 2022 were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended March 31, 2023, two customers accounted for approximately 13% and 11% of our revenue. For the three months ended March 31, 2022, two customers accounted for approximately 13% and 10% of our revenue. At March 31, 2023, one customer accounted for approximately 13% of our accounts receivable balance. At December 31, 2022, one customer accounted for approximately 13% of our accounts receivable balance.

Equity Investments

We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification Topic 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. There were no adjustments resulting from observable price changes during the three months ended March 31, 2023. Due to indicators of a decline in the financial condition of one of our investees, we recognized a $1.8 million impairment loss on one of our minority equity interest investments during the three months ended March 31, 2023 and presented it as other expense on our accompanying condensed consolidated statement of operations. We did not recognize any changes resulting from observable price changes or impairment loss on our minority equity interest investments during the three months ended

March 31, 2022. Equity investments included in other assets on our accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 was $17.2 million and $19.0 million, respectively.

Recent Accounting Pronouncement

Recently Adopted Accounting Pronouncement

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("Topic 820"), which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of this ASU is permitted. This ASU should be applied prospectively and recognize in earnings on the adoption date any adjustments made as a result of adoption. We early adopted this guidance effective January 1, 2023, and the adoption did not have an impact to our consolidated financial statements and disclosures.

3. Business Combinations

vitaCare Prescription Services, Inc.

On April 14, 2022, we acquired all of the equity interests of vitaCare Prescription Services, Inc. (“vitaCare”), a prescription technology and services platform, for a total purchase consideration of $131.8 million, inclusive of $149.9 million in cash, offset by contingent considerations with a net estimated acquisition-date fair value of $18.1 million. vitaCare strengthens and expands our business capabilities with respect to our pharma manufacturer solutions platform. The goodwill recognized in connection with this acquisition primarily related to the expected long-term synergies and other benefits from the acquisition, including the acquired assembled workforce, and is expected to be tax deductible. The aggregate purchase consideration was principally allocated to goodwill of $80.6 million and other intangible assets of $52.0 million. Other intangible assets principally related to developed technology of $30.0 million and customer relationships of $21.0 million with estimated useful lives of five and eleven years, respectively.

The contingent considerations recognized in connection with the vitaCare acquisition consisted of a contingent consideration receivable and a contingent consideration payable with estimated acquisition-date fair values of approximately $19.7 million and $1.7 million, respectively. As of March 31, 2023 and December 31, 2022, the fair value of the contingent consideration receivable was zero as the contingency was resolved in the year of acquisition. The contingent consideration payable of up to $7.0 million in cash is based upon vitaCare's achievement of certain specified revenue results through the end of 2023 as stipulated by the purchase agreement. As of March 31, 2023 and December 31, 2022, no future contingent payments were expected to be made.

Pro forma unaudited consolidated results of operations - The following table reflects the pro forma unaudited consolidated results of operations for the three months ended March 31, 2022 as if the acquisition of vitaCare had occurred on January 1, 2021. The pro forma unaudited consolidated results of operations give effect to certain adjustments including: (i) transaction and severance costs incurred in connection with the acquisition; (ii) amortization expense related to the acquired intangible assets; and (iii) elimination of vitaCare's allocated interest expense related to the seller's financing agreement whereby vitaCare was released from as a guarantor upon the consummation of the acquisition. The pro forma unaudited consolidated results of operations are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

(in thousands)	Three Months Ended March 31, 2022
Pro forma revenue	$203,824
Pro forma net income	$5,140

flipMD, Inc.

On February 18, 2022, we acquired all of the equity interests of flipMD, Inc. ("flipMD") for $7.0 million in cash. flipMD is a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued bonus and other payroll related	$11,524	$20,642
Accrued marketing	13,190	12,104
Deferred revenue	10,763	7,879
Income taxes payable	3,738	—
Other accrued expenses	8,515	6,898
Total accrued expenses and other current liabilities	$47,730	$47,523

Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. Deferred revenue is substantially recognized as revenue within the subsequent twelve months. We expect substantially all of the deferred revenue at March 31, 2023 will be recognized as revenue within the subsequent twelve months. Of the $7.9 million of deferred revenue at December 31, 2022, $5.7 million was recognized as revenue during the three months ended March 31, 2023. Revenue recognized during the three months ended March 31, 2022 of $4.5 million was included as deferred revenue at December 31, 2021.

5. Income Taxes

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

The effective income tax rate was 191.5% and 11.8% for the three months ended March 31, 2023 and 2022, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three months ended March 31, 2023 and 2022 were due to the effects of non-deductible officers’ stock-based compensation expense, the valuation allowance on our net deferred tax assets, state income taxes, benefits from research and development tax credits and tax effects from our equity awards.

As of March 31, 2023 and December 31, 2022, we maintained a full valuation allowance against our net deferred tax assets in excess of tax amortizable goodwill primarily due to cumulative three-year pre-tax losses adjusted for permanent book to tax differences. Our judgment regarding the need for a valuation allowance, including the exact timing and amount of any release of such valuation allowance, may reasonably change in the next twelve months due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.

6. Debt

We have a $700.0 million term loan under an agreement with various lenders (“First Lien Term Loan Facility”) that accrues interest at a rate per annum based on the LIBO Screen Rate plus a variable margin based on our most recently determined First Lien Net Leverage Ratio (as defined in the agreement), ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for the three months ended March 31, 2023 and 2022 was 7.81% and 3.39%, respectively. The First Lien Term Loan Facility requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due upon maturity on October 10, 2025. We may prepay the First Lien Term Loan Facility without penalty. The First Lien Term Loan Facility is collateralized by substantially all of our assets and 100% of the equity interest of GoodRx.

We also have a revolving credit facility for up to $100.0 million ("Revolving Credit Facility") which expires on October 11, 2024 and bears interest at a rate per annum based on the LIBO Screen Rate plus a variable margin ranging from 2.50% to 3.00% on used amounts, and a commitment fee of 0.25% to 0.50% per annum on unused amounts. We had no borrowings against the Revolving Credit Facility as of March 31, 2023 and December 31, 2022. We had outstanding letters of credit issued against the Revolving Credit Facility for $9.2 million as of March 31, 2023 and December 31, 2022, which reduced our available borrowings under the Revolving Credit Facility.

Our debt balance is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Principal balance under First Lien Term Loan Facility	$665,310	$667,068
Less: Unamortized debt issuance costs and discounts	(7,505)	(8,243)
	$657,805	$658,825

The estimated fair value of our debt was $660.3 million and $649.6 million as of March 31, 2023 and December 31, 2022, respectively, based on inputs categorized as Level 2 in the fair value hierarchy.

As of March 31, 2023, we were subject to a financial covenant requiring maintenance of a First Lien Net Leverage Ratio not to exceed 8.2 to 1.0 and other nonfinancial covenants under the First Lien Term Loan Facility. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At March 31, 2023, we were in compliance with our covenants.

7. Commitments and Contingencies

Aside from the below, as of March 31, 2023, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2022 10-K.

Legal Contingencies

In March 2020, we received a letter from the Federal Trade Commission ("FTC") indicating its intent to investigate our privacy and security practices to determine whether such practices comply with Section 5 of the FTC Act. In April 2020, the FTC sent an initial request for information to us regarding our sharing of data regarding individuals’ use of our website, app and services with service providers, including Google and Facebook. Notwithstanding our belief that we complied with applicable regulations and had meritorious defenses to any claims or assertions to the contrary, on February 1, 2023, we reached a negotiated settlement with the FTC (a "proposed consent order") to resolve all claims and allegations arising out of or relating to the FTC investigation which included a monetary settlement amount of $1.5 million that was accrued as of December 31, 2022 and paid during the three months ended March 31, 2023. The proposed consent order was filed in the United States District Court for the Northern District of California ("NDCA") and was approved and entered on February 17, 2023. The consent order also includes agreements to effect or maintain, as applicable, certain changes to our business practices, policies and compliance requirements that may impose additional costs that we do not believe will be material both individually and in the aggregate to us.

Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class actions lawsuits against GoodRx Holdings, Inc., Google, Meta, and Criteo, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-defendants. Four of the plaintiffs allege California common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act, and Unfair Competition Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General Business Law. The plaintiffs in these lawsuits are seeking various forms of monetary damages (such as statutory damages, compensatory damages, attorneys’ fees and disgorgement of profits) as well as injunctive relief. Four of these cases were originally filed in the NDCA (Cases No. 3:23-cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge Vince Chhabria in the NDCA. An amended consolidated complaint is due to be filed later in May 2023. The court has further set a briefing schedule for motions to dismiss and motions to compel arbitration. In addition, the court referred the parties to mediation, which has not been scheduled or discussed further yet at this time. We have not accrued a loss for the matters described above as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters.

The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.

In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated.

8. Revenue

For the three months ended March 31, 2023 and 2022, revenue comprised the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Prescription transactions revenue	$134,907	$155,507
Pharma manufacturer solutions revenue	20,435	23,469
Subscription revenue	24,143	19,110
Other revenue	4,501	5,243
Total revenue	$183,986	$203,329

9. Stockholders' Equity

On February 23, 2022, our board of directors authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024 (the "repurchase program"). Repurchases under the repurchase program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a Rule 10b5-1 trading plan. This repurchase program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.

During the three months ended March 31, 2023, we repurchased and retired 1.6 million shares of our Class A common stock for an aggregate purchase price of $9.5 million under the repurchase program. During the three months ended March 31, 2022, we repurchased and retired 5.6 million shares of our Class A common stock for an aggregate purchase price of $83.8 million under the repurchase program. As of March 31, 2023, we had $138.8 million available for future repurchases of our Class A common stock under the repurchase program.

10. Basic and Diluted (Loss) Earnings Per Share

The computation of (loss) earnings per share for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net (loss) income	$(3,290)	$12,293
Denominator:
Weighted average shares - basic	412,429	414,739
Dilutive impact of stock options, restricted stock awards and restricted stock units	—	12,639
Weighted average shares - diluted	412,429	427,378
(Loss) earnings per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

The following weighted average potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options, restricted stock awards and restricted stock units	38,027	4,902

11. Subsequent Events

On April 25, 2023, Trevor Bezdek and Douglas Hirsch determined that they would transition from their roles as our co-Chief Executive Officers (the “Transition”). Messrs. Bezdek and Hirsch will each remain executive officers of GoodRx Holdings, Inc. and its consolidated subsidiaries, serving as Chairman and Chief Mission Officer, respectively, in addition to continuing as directors of our board. Pursuant to their restated employment agreements as a result of the Transition, Messrs. Bezdek and Hirsch have agreed not to sell their ownership of any of our common stock without approval from our board of directors, subject to certain exceptions including, but not limited to, pursuant to any new, modified or amended contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act (a “Rule 10b5-1 Plan”) that has been approved or will be approved by our board of directors after April 25, 2023 or an existing Rule 10b5-1 Plan as of such date.

In connection with the Transition, our board of directors appointed Scott Wagner as our Interim Chief Executive Officer (principal executive officer), effective April 25, 2023. Pursuant to Mr. Wagner's employment agreement, Mr. Wagner will, amongst other compensation terms and conditions, be granted a stock option award on the first trading day of the first “open window” under our insider trading policy that occurs following April 25, 2023. The stock option award will cover between 2.5 million and 3.0 million shares of our Class A common stock, with the final number determined by our board of directors in its sole discretion prior to or on the applicable grant date. The stock option award will vest and become exercisable in twelve substantially equal installments on each monthly anniversary of April 25, 2023, subject to Mr. Wagner’s continued employment through the applicable vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”) filed with the SEC on March 1, 2023. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" sections of our 2022 10-K and this Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

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

Overview

Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem; however, our financial results for the three months ended March 31, 2023 have been materially impacted by certain events that occurred during 2022.

Late in the first quarter of 2022, a grocery chain took actions that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are one category of our customers, and whose pricing we promote on our platform ("grocer issue"). This had a material adverse impact on our prescription transactions revenue and Monthly Active Consumers, which was partially offset by our ability to shift certain prescription transactions to other retailers. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, beginning in the second quarter of 2022, it has had and is expected to continue to have a sustained adverse impact on our prescription transactions revenue and Monthly Active Consumers due to consumer response to updated consumer pricing and the timing and extent of returning user levels. We have not experienced, and are not aware, of PBM-pharmacy issues at any other large volume pharmacies, with the exception of the grocery chain described above, and we believe our pharmacy and PBM relationships remain strong. For additional information, please see sections entitled “Risk Factors" in our 2022 10-K and this Quarterly Report on Form 10-Q.

In addition to the above, but to a lesser extent, the acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in April 2022 also had a negative impact on our net loss, net loss margin, Adjusted EBITDA and Adjusted EBITDA Margin for the three months ended March 31, 2023. vitaCare has a higher cost of revenue due to the operational nature of the business and has historically generated net losses and negative Adjusted EBITDA, which we expect will continue in the near to medium term.

For the three months ended March 31, 2023 as compared to the same period of 2022:

•
Revenue decreased 10% to $184.0 million from $203.3 million;
•
Net loss and net loss margin were $3.3 million and 1.8%, respectively, compared to net income and net income margin of $12.3 million and 6.0%, respectively; and
•
Adjusted EBITDA and Adjusted EBITDA Margin were $53.2 million and 28.9%, respectively, compared to $64.7 million and 31.8%, respectively.

Revenue, net (loss) income and net (loss) income margin are financial measures prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP

financial measures. For a reconciliation and presentation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics—Non-GAAP Financial Measures" below.

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

Recent Developments

Refer to Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We exited the first quarter of 2023 with over 7.0 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active Consumers for the three months ended March 31, 2023 and subscribers to our subscription plans as of March 31, 2023.

Monthly Active Consumers

Monthly Active Consumers beginning with the second quarter of 2022 were impacted by the grocer issue.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2023	2022	2022	2022	2022
Monthly Active Consumers	6.1	5.9	5.8	5.8	6.4

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

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2023	2022	2022	2022	2022
Subscription plans	1,007	1,030	1,060	1,133	1,203

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

The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, and presents net (loss) income margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net (loss) income	$(3,290)	$12,293
Adjusted to exclude the following:
Interest income	(7,234)	(52)
Interest expense	13,133	5,869
Income tax expense	6,886	1,651
Depreciation and amortization	14,939	11,373
Other expense (1)	1,808	—
Financing related expenses (2)	—	4
Acquisition related expenses (3)	1,056	1,973
Restructuring related expenses (4)	—	311
Stock-based compensation expense	25,499	30,149
Payroll tax expense related to stock-based compensation	440	1,083
Adjusted EBITDA	$53,237	$64,654
Revenue	$183,986	$203,329
Net (loss) income margin (5)	(1.8%)	6.0%
Adjusted EBITDA Margin	28.9%	31.8%

(1)
Other expense represents the impairment loss on one of our minority equity interest investments.
(2)
Financing related expenses include third-party fees related to proposed financings.
(3)
Acquisition related expenses principally include costs for actual or planned acquisitions including related third-party fees, legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration.
(4)
Restructuring related expenses include employee severance and other personnel related costs in connection with workforce optimization and organizational changes to better align with our strategic goals and future scale.
(5)
Net (loss) income margin represents net loss or net income, as applicable, as a percentage of revenue.

Components of our Results of Operations

Revenue

Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as our pharma manufacturer solutions, subscription offerings, and our telehealth offering. All of our revenue has been generated in the United States. We consider PBMs, pharmacies, pharma manufacturers and our subscribers, with whom we have direct contractual agreements, to be our primary customers.

•
Prescription transactions revenue: Consists primarily of revenue generated from PBMs when a prescription is filled with a GoodRx code provided through our platform. The majority of our contracts with PBMs provide for fees that represent a percentage of the fees that PBMs charge to the pharmacy, and a minority of our contracts provide for a fixed fee per transaction. Our percentage of fee contracts often also include a minimum fixed fee per transaction. Certain contracts also provide that the amount of fees we receive is based on the volume of prescriptions filled each month. We expect the revenue contribution from contracts with fixed fee arrangements to remain largely stable over the medium term, and do not expect that changes in revenue contribution from fixed fee versus percentage of fee arrangements will materially impact our revenue from PBMs. Beginning in late 2022, we began to enter into direct contractual agreements with pharmacies, which generally provide for lower fees per transaction relative to prescriptions filled through our agreements with PBMs. Our contracts with pharmacies provide consumers access to discounted prices. We earn fixed fees per transaction from such pharmacies when a prescription is filled with a GoodRx code provided through our platform. We expect to increase direct contractual relationships with more pharmacies in proportion to existing contractual agreements with our PBMs in the near term.
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

Costs and Operating Expenses

We incur the following expenses directly related to our cost of revenue and operating expenses:

•
Cost of revenue: Consists primarily of costs related to outsourced consumer support, healthcare provider costs, personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees, hosting and cloud costs, merchant account fees, processing fees, allocated overhead, and as applicable, fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering. Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the change in mix of our various offerings.
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

•
Other expense: Consists primarily of miscellaneous expense that are not core to our operations.
•
Interest income: Consists primarily of interest income earned on excess cash held in interest-bearing accounts.
•
Interest expense: Consists primarily of interest expense associated with our debt arrangements, including amortization of debt issuance costs and discounts.

Income Taxes

Our income taxes consists of federal and state income taxes. Our effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to effects of non-deductible officers’ stock-based compensation expense, changes in the valuation allowance against our net deferred tax assets, state income taxes, research and development tax credits and tax effects from our equity awards. For information regarding our calculation of income taxes in interim periods, see Note 5 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our results of operations for the periods presented:

(dollars in thousands)	Three Months Ended March 31, 2023	% of Total Revenue	Three Months Ended March 31, 2022	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$134,907	73%	$155,507	76%	$(20,600)	(13%)
Pharma manufacturer solutions revenue	20,435	11%	23,469	12%	(3,034)	(13%)
Subscription revenue	24,143	13%	19,110	9%	5,033	26%
Other revenue	4,501	2%	5,243	3%	(742)	(14%)
Total revenue	183,986		203,329
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	16,695	9%	12,280	6%	4,415	36%
Product development and technology	32,908	18%	35,042	17%	(2,134)	(6%)
Sales and marketing	78,522	43%	92,950	46%	(14,428)	(16%)
General and administrative	29,619	16%	31,923	16%	(2,304)	(7%)
Depreciation and amortization	14,939	8%	11,373	6%	3,566	31%
Total costs and operating expenses	172,683		183,568
Operating income	11,303		19,761
Other expense, net:
Other expense	(1,808)	1%	—	0%	(1,808)	n/m
Interest income	7,234	4%	52	0%	7,182	13,812%
Interest expense	(13,133)	7%	(5,869)	3%	(7,264)	124%
Total other expense, net	(7,707)		(5,817)
Income before income taxes	3,596		13,944
Income tax expense	(6,886)	4%	(1,651)	1%	(5,235)	317%
Net (loss) income	$(3,290)		$12,293

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

Prescription transactions revenue decreased $20.6 million, or 13%, year-over-year, driven primarily by a 5% decrease in the number of our Monthly Active Consumers principally due to the grocer issue as described above. In addition, the year-over-year change in prescription transactions revenue was also impacted by an ongoing shift in the volume of prescription transactions to certain retailers with lower pricing relative to prescription transactions processed through the grocer. In addition, we expect a modest decrease in prescription transactions revenue per prescription transaction in the near term as we focus on increasing the volume of prescription transactions processed through pharmacies that we directly contract with, which currently do and may in the future provide lower pricing relative to prescription transactions processed through our PBMs.

Pharma manufacturer solutions revenue decreased $3.0 million, or 13%, year-over-year, driven primarily by increased focus on prioritizing recurring service arrangements relative to the prior year and moderation in spending across pharma manufacturers, partially offset by $2.4 million in revenue contribution from our acquisition of vitaCare in April 2022. Despite a moderation in spend across pharma manufacturers in the near term, we expect pharma manufacturer solutions revenue to grow sequentially as a percentage of total revenue in the near to medium term as we believe macro trends support pharma manufacturers' shift to more digital solutions and as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.

Subscription revenue increased $5.0 million, or 26%, year-over-year, driven primarily by the effects of the pricing increase for Gold subscribers in the first half of 2022, partially offset by a 16% decrease in the number of subscription plans to 1,007 thousand as of March 31, 2023 compared to 1,203 thousand as of March 31, 2022. We expect the increase in Gold pricing to result in slower subscriber growth relative to subscription revenue growth in the near term. We do not believe the grocer issue materially impacted subscription revenue through the first quarter of 2023.

Other revenue decreased $0.7 million, or 14%, year-over-year, driven by a decrease in the number of telehealth visits on our platform.

Other than revenue from vitaCare relative to pharma manufacturer solutions revenue, our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the three months ended March 31, 2023 compared to the same period of 2022. We do not believe the expected sunset of Kroger Savings in July 2024 will have a material impact on our future revenue and financial results.

Costs and Operating Expenses

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue increased $4.4 million, or 36%, year-over-year, primarily driven by a $1.7 million increase in outsourced and in-house personnel related to consumer support, and a $1.7 million increase in allocated overhead, both principally as a result of the acquisition of vitaCare in April 2022.

Product development and technology

Product development and technology expenses decreased $2.1 million, or 6%, year-over-year, primarily driven by a decrease in payroll and related costs due to lower average headcount. The decrease was also driven by higher capitalization of certain qualified costs related to the development of internal-use software in the three months ended March 31, 2023 relative to the same period in 2022 due to greater investment in our products that better align with our strategic goals and future scale.

Sales and marketing

Sales and marketing expenses decreased by $14.4 million, or 16%, year-over-year, primarily driven by a $27.4 million decrease in advertising expenses, partially offset by an increase in promotional expenses, substantially in the form of consumer discounts of $8.0 million, as we proactively managed our spend to better align with our strategic goals and future scale. The net impact from these items was further offset by a $5.6 million increase in third-party marketing and referral services.

General and administrative

General and administrative expenses decreased by $2.3 million, or 7%, year-over-year, primarily driven by a $7.0 million decrease in stock-based compensation expense related to awards granted to our co-founders (the "Founders Awards") in connection with our initial public offering ("IPO") in 2020, partially offset by a $5.9 million increase in payroll and related expenses due to higher average headcount to support our growth initiatives and operations as a public company.

Depreciation and amortization

Depreciation and amortization expenses increased by $3.6 million, or 31%, year-over-year, primarily driven by a $3.2 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features.

Other Expense

Other expense increased by $1.8 million year-over-year, due to an impairment loss on one of our minority equity interest investments.

Interest Income

Interest income increased by $7.2 million year-over-year, primarily due to higher interest rates earned on cash equivalents held in U.S. treasury securities money market funds.

Interest Expense

Interest expense increased by $7.3 million, or 124%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.

Income Taxes

For the three months ended March 31, 2023, we had income tax expense of $6.9 million compared to $1.7 million for the three months ended March 31, 2022 and an effective income tax rate of 191.5% and 11.8%, respectively. The year-over-year increase in our income tax expense was primarily due to an increase in our estimated annual effective income tax rate driven by an increase in current tax effects from our full valuation allowance and a decrease in our excess tax benefits from our equity awards.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility which expires in October 2024. As of March 31, 2023, we had cash and cash equivalents of $761.1 million and $90.8 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, refer to Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2023, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 10-K. Based on current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments, sales and marketing activities, and many other factors as described in sections entitled “Risk Factors” of our 2022 10-K and this Quarterly Report on Form 10-Q.

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

Holding Company Status

GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of March 31, 2023. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note 17 to our consolidated financial statements included in our 2022 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$32,288	$30,120
Net cash used in investing activities	(14,288)	(34,401)
Net cash used in financing activities	(14,090)	(91,401)
Net change in cash and cash equivalents	$3,910	$(95,682)

Net cash provided by operating activities

Net cash provided by operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. The $2.2 million increase in net cash provided by operations during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to a change from a net income of $12.3 million to a net loss of $3.3 million, offset by a net increase of $1.5 million in non-cash adjustments and a net decrease of $16.3 million in cash outflow from changes in operating assets and liabilities. The net increase in non-cash adjustments was primarily driven by an increase in depreciation and amortization and an impairment loss on one of our minority equity interest investments, partially offset by a decrease in stock-based compensation expense due to the Founders Awards. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments of accounts payable and accrued expenses and collections of accounts receivable.

Net cash used in investing activities

Net cash used in investing activities primarily consist of cash used for acquisitions and investments, software development costs, and capital expenditures. The $20.1 million decrease in net cash used in investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily related to a $22.0 million decrease in cash paid for acquisition of businesses and minority equity interest investments in privately-held companies, partially offset by a $3.5 million increase in software development costs.

Net cash used in financing activities

Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options. The $77.3 million decrease in net cash used in financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was related to a decrease of $74.2 million for repurchases of our Class A common stock and a $6.0 million decrease in payments related to net share settlement of equity awards, partially offset by a $3.0 million decrease in proceeds from exercises of stock options.

Recent Accounting Pronouncement

Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on a new accounting standard adopted in 2023.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2023, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Part II, Item 1 is set forth in Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated herein by this reference.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2022 10-K. There have been no material changes to the risk factors previously disclosed in our 2022 10-K, except as noted below:

We rely significantly on our prescription transactions offering and may not be successful in expanding our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry.

To date, the vast majority of our revenue has been derived from our prescription transactions offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, including PBMs, pharma manufacturers and pharmacies, as applicable. Revenue from our prescription transactions offering represented 72%, 80% and 89% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of this revenue was generated from consumer transactions at brick-and-mortar pharmacies. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail delivery prescriptions, changes in our relationships with industry participants and our various partners, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our total revenue, which may have an adverse effect on our business, financial condition and results of operations. Because we derive a vast majority of our revenue from our prescription transactions offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We seek to expand our offerings within the prescriptions market and the pharma manufacturer solutions market in the United States, and we are actively investing in these growth areas. We also continue to focus on the optimization of our existing partnerships and have entered into and may in the future enter into new agreements with industry participants. However, expanding our offerings, entering into new markets and entering into new partnerships requires substantial additional resources, and our ability to succeed is not certain. During and following periods of active investment in such offerings, markets, relationships and partnerships, we may experience a decrease in profitability or margins, particularly if the area of investment generates lower margins than our other offerings. As we attempt to expand our offerings and optimize our partnerships, we will need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such expansion and optimization successfully. Any such expansion and/or optimization would be subject to additional uncertainties and would likely be subject to additional laws and regulations. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies, new partnerships or new offering types, and our ability to generate revenue from our current offerings and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow revenue or recover any associated development costs, our business, financial condition and results of operations could be adversely affected.

Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.

Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. Although some of our contracts with certain of our partners contain provisions related to discount rates, we do not control the overall pricing strategies of pharma manufacturers, wholesalers, PBMs and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies, PBMs and pharma manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these multi-party pricing structures. For example, a grocery chain took actions late in the first quarter of 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are one category of our customers, and whose pricing we promote on our platform. This had a material adverse impact on our results of operations for the year ended December 31, 2022 and may continue to have a material adverse impact in future periods.

Pharma manufacturers generally direct medication pricing by setting medication list prices and offering rebates and discounts for their medications. List prices are impacted by, among other things, market considerations such as the number of competitor medications and availability of alternative treatment options. Wholesalers can impact medication pricing by purchasing medications in bulk from pharma manufacturers and then reselling such medications to pharmacies. PBMs generally impact medication pricing through their bargaining power, negotiated rebates with pharma manufacturers and contracts with different pharmacy providers and health insurance companies. PBMs work with pharmacies to determine the negotiated rate that will be paid at the pharmacy by consumers. We also work with pharmacies with which we have contractual arrangements to offer discount rates to consumers. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications and high or low deductibles. A vast majority of the utilization of our platform relates to generic medications.

Our ability to present discounted prices through our platform, the value of any such discounts and our ability to generate revenue are directly affected by the pricing structures in place amongst these industry participants, and changes in medication pricing and in the general pricing structures that are in place could have an adverse effect on our business, financial condition and results of operations. For example, changes in the negotiated rates of the PBMs on our platform at pharmacies could negatively impact the prices that we present through our platform, and changes in insurance plan coverage for specific medications could reduce demand for and/or our ability to offer competitive discounts for certain medications, any of which could have an adverse effect on our ability to generate revenue and business. In addition, changes in the fee and pricing structures among industry participants, whether due to regulatory requirements, competitive pressures or otherwise, that reduce or adversely impact fees generated by PBMs or directly by us through partner pharmacies would have an adverse effect on our ability to generate revenue and business. Due in part to existing pricing structures, we generate a smaller portion of our revenue through contracts with pharma manufacturers and other intermediaries. Changes in the roles of industry participants and in general pricing structures, as well as price competition among industry participants, could have an adverse impact on our business. For example, integration of PBMs and pharmacy providers could result in pricing structures whereby such entities would have greater pricing power and flexibility or industry players could implement direct to consumer initiatives that could significantly alter existing pricing structures, either of which would have an adverse impact on our ability to present competitive and low prices to consumers and, as a result, the value of our platform for consumers and our results of operations.

We generally do not control the categories and types of prescriptions for which we can offer savings or discounted prices.

The categories and brands of medications for which we can present discounted prices are largely determined by PBMs, pharmacies and pharma manufacturers. PBMs work with insurance companies, employers and other organizations and enter into contracts with pharmacies to determine negotiated rates. They also negotiate rebates with pharma manufacturers. The terms that different PBMs negotiate with each pharmacy are generally different and result in different negotiated rates available via each PBM’s network, all of which is outside our control. Different PBMs prioritize and allocate discounts across different medications, and continuously update these allocations in accordance with their internal strategies and expectations. As we have agreements with PBMs to market their negotiated rates through our platform, our ability to present discounted prices is in part dependent upon the arrangements that such PBMs have negotiated with pharmacies and upon the resulting availability and allocation of discounts for medications subject to these arrangements. We also have agreements with partner pharmacies to offer discount rates to consumers and such discount rates are subject to negotiated terms and conditions. In general, industry participants are less likely to allocate or provide discounts or rebates on brand medications that are covered by patents. As a result, the discounted prices that we are able to present for brand medications may not be as competitive as for generic medications. Similar to the total prescription volume in the United States, the vast majority of the utilization of our platform relates to generic medications.

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

There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of PBMs, including pharmacies’ in-house PBMs, and a limited number of national pharmacy chains. If we are unable to retain favorable contractual arrangements and relationships with our PBMs and partner pharmacies, including any successor PBMs or pharmacies should there be further consolidation of PBMs or pharmacies, we may lose them as customers and partners, as applicable, or the negotiated rates provided by such PBMs or directly through such partner pharmacies may become less competitive, which could have an adverse impact on the discounted prices we present through our platform.

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

Our consumers use GoodRx codes at the point of purchase at nearby pharmacies. These codes can be used at over 70,000 pharmacies in the United States. The U.S. prescriptions market is dominated by a limited number of national and regional pharmacy chains, such as CVS, Kroger, Walmart and Walgreens. These pharmacy chains represent a significant portion of overall prescription medication transactions in the United States. Similarly, a significant portion of our discounted prices are used at a limited number of pharmacy chains and, as a result, a significant portion of our revenue is derived from transactions processed at a limited number of pharmacy chains. We have entered, and may in the future enter, into direct contractual arrangements with pharmacies, which we refer to as our partner pharmacies, to offer discount rates to consumers at such pharmacies.

If one or more of these pharmacy chains terminates its cash network contracts with PBMs that we work with, enters into cash network contracts with PBMs that we work with at less competitive rates, or to the extent a pharmacy chain has entered into a direct contractual arrangement with us, terminates such contractual arrangement, our business may be negatively affected. For example, a grocery chain took actions late in the first quarter of 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are one category of our customers, and whose pricing we promote on our platform. This had a material adverse impact on our results of operations for the year ended December 31, 2022 and may continue to have a material adverse impact in future periods. Such actions could be exacerbated by further consolidation of PBMs or pharmacy chains. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition. If there is a decline in revenue generated from any of the PBMs we contract with, as a result of consolidation of PBMs or pharmacy chains, pricing competition among industry participants or otherwise, if we are unable to maintain or grow our relationships with PBMs and pharmacies or if we lose one or more of the PBMs or partner pharmacies we contract with and cannot replace such PBM or partner pharmacy in a timely manner or at all, there would be an adverse effect on our business, financial condition and results of operations.

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

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for such personnel is extremely intense. To attract and retain such personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. However, we have experienced and may continue to experience difficulties in hiring and retaining these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. We have needed and may in the future need to invest significant amounts of cash and equity to attract and retain employees and we may not realize sufficient returns on these investments. In addition, the loss of any of our senior management or other key employees, the failure to successfully transition key roles, or our inability to recruit, develop and retain qualified personnel could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. For instance, on April 25, 2023, Trevor Bezdek and Douglas Hirsch transitioned from their prior roles as our Co-Chief Executive Officers and our board of directors appointed Scott Wagner as Interim Chief Executive Officer. Our board of directors is currently engaged in a search process for a permanent Chief Executive Officer and any inability to successfully transition the Chief Executive Officer role and/or attract a permanent successor for such role could adversely impact our business.

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

There have been no material changes in the expected use of the net proceeds from our IPO as described in our Registration Statement. As of March 31, 2023, we estimated we had used approximately $244.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business and (ii) $80.0 million for the repurchases of our Class A common stock. As of March 31, 2023, we had $642.5 million remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2023.

Approximate Dollar
Value of Shares that
			Total Number of Shares	May Yet Be Repurchased
	Total Number of	Average Price Paid	Repurchased as Part of	Under the Program
Period	Shares Repurchased (1)	per Share (2)	Publicly Announced Program (1)	(in thousands)
January 1 - 31	—	$—	—	$—
February 1 - 28	—	$—	—	$—
March 1 - 31	1,570,460	$6.06	1,570,460	$138,762
Total	1,570,460		1,570,460

(1)
The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, which may include repurchases through Rule 10b5-1 plans. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our stock repurchase program.
(2)
Average price paid per share includes costs associated with the repurchases, including the estimated excise tax on the repurchases as imposed by the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock.	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock.	S-8	333-249069	4.4	9/25/20

10.1	Employment Agreement, by and between GoodRx, Inc. and Scott Wagner, dated April 25, 2023	8-K	001-39549	10.1	4/25/23

10.2	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Trevor Bezdek, dated April 25, 2023	8-K	001-39549	10.2	4/25/23

10.3	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Douglas Hirsch, dated April 25, 2023	8-K	001-39549	10.3	4/25/23

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: May 10, 2023	By:	/s/ Scott Wagner
Scott Wagner
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2023	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 10, 2023	By:	/s/ Trevor Bezdek
Trevor Bezdek
Chairman of the Board