Form 10-Q
period 2023-06-30
GoodRx Holdings, Inc.
filed 2023-08-09
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission File Number: 001-39549
________________________________
GoodRx Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________

Delaware	47-5104396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Olympic Boulevard Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)
(855) 268-2822
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, the registrant had 84,113,697 shares of Class A common stock, $0.0001 par value per share, and 313,731,628 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the ongoing impact of a grocery chain previously not accepting pharmacy benefit managers ("PBMs") pricing (the "grocer issue") on our future results of operations, the launch of new offerings, stock compensation, our stock repurchase program, anticipated impacts of the de-prioritization of certain solutions under our pharma manufacturer solutions offering and our cost savings initiatives, our direct contracting approach with retailers, realizability of deferred tax assets, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our ability to achieve broad market education and change consumer purchasing habits; our general ability to continue to attract, acquire and retain consumers in a cost-effective manner; our reliance on our prescription transactions offering and ability to expand our offerings; changes in medication pricing and pricing structures; our general inability to control the categories and types of prescriptions for which we can offer savings or discounted prices; our reliance on a limited number of industry participants, including PBMs, pharmacies, and pharma manufacturers; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infectious disease, including COVID-19; the accuracy of our estimate of our total addressable market and other operational metrics; risks related to a decrease in consumer willingness to receive correspondence or any technical, legal or any other restrictions to send such correspondence; risks related to any failure to comply with applicable data protection, privacy and security, advertising and consumer protection laws, standards, and other requirements; risks related to negative media coverage; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform and brand; risks related to any failure to maintain effective internal control over ﬁnancial reporting; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to government regulation of the internet, e-commerce, consumer data and privacy, information technology and cyber-security; our ability to utilize our net operating loss carryforwards and certain other tax attributes; our ability to attract, develop, motivate and retain well-qualified employees, and to successfully transition our Chief Executive Officer role; risks related to general economic factors, natural disasters or other unexpected events; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites; our reliance on third-party platforms to distribute our platform and offerings, including software as-a-service technologies; systems failures or other disruptions in the operations of these parties on which we depend; the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to climate change; risks related to operating in the healthcare industry; risks related to our organizational structure; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; litigation related risks; risks related to the recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending which may adversely affect our business, financial condition and results of operations; the risk that we may not achieve the intended outcomes of our restructuring and cost reduction efforts; as well as the other important factors discussed in the sections entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 10-K”) and this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$761,988	$757,165
Accounts receivable, net	123,378	117,141
Prepaid expenses and other current assets	33,886	45,380
Total current assets	919,252	919,686
Property and equipment, net	17,923	19,820
Goodwill	412,117	412,117
Intangible assets, net	108,657	119,865
Capitalized software, net	93,478	70,072
Operating lease right-of-use assets	33,538	35,906
Deferred tax assets, net	62,686	—
Other assets	44,451	27,165
Total assets	$1,692,102	$1,604,631
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,795	$17,700
Accrued expenses and other current liabilities	66,001	47,523
Current portion of debt	7,029	7,029
Operating lease liabilities, current	2,728	4,068
Total current liabilities	82,553	76,320
Debt, net	649,753	651,796
Operating lease liabilities, net of current portion	54,858	54,131
Other liabilities	9,567	7,557
Total liabilities	796,731	789,804
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 82,940 and 83,293 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively; and Class B: 1,000,000 shares authorized and 313,732 shares issued and outstanding at June 30, 2023 and December 31, 2022	40	40
Additional paid-in capital	2,288,370	2,263,322
Accumulated deficit	(1,393,039)	(1,448,535)
Total stockholders' equity	895,371	814,827
Total liabilities and stockholders' equity	$1,692,102	$1,604,631
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$189,677	$191,798	$373,663	$395,127
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	16,339	18,044	33,034	30,324
Product development and technology	31,285	35,404	64,193	70,446
Sales and marketing	77,440	94,338	155,962	187,288
General and administrative	30,208	34,740	59,827	66,663
Depreciation and amortization	16,097	13,319	31,036	24,692
Total costs and operating expenses	171,369	195,845	344,052	379,413
Operating income (loss)	18,308	(4,047)	29,611	15,714
Other expense, net:
Other expense	—	—	(1,808)	—
Interest income	7,814	857	15,048	909
Interest expense	(14,054)	(6,969)	(27,187)	(12,838)
Total other expense, net	(6,240)	(6,112)	(13,947)	(11,929)
Income (loss) before income taxes	12,068	(10,159)	15,664	3,785
Income tax benefit	46,718	8,744	39,832	7,093
Net income (loss)	$58,786	$(1,415)	$55,496	$10,878
Earnings (loss) per share:
Basic	$0.14	$(0.00)	$0.13	$0.03
Diluted	$0.14	$(0.00)	$0.13	$0.03
Weighted average shares used in computing earnings (loss) per share:
Basic	412,221	412,135	412,322	413,405
Diluted	414,335	412,135	414,373	423,077

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$180	$100	$341	$54
Product development and technology	7,534	9,820	16,123	17,298
Sales and marketing	(3,020)	5,839	1,392	11,233
General and administrative	13,203	15,874	25,540	33,197
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	397,025	$40	$2,263,322	$(1,448,535)	$814,827
Stock options exercised	192	—	895	—	895
Stock-based compensation	—	—	28,263	—	28,263
Vesting and settlement of restricted stock units	1,668	—	—	—	—
Common stock withheld related to net share settlement	(666)	—	(3,710)	—	(3,710)
Repurchases of Class A common stock	(1,570)	—	(9,517)	—	(9,517)
Net loss	—	—	—	(3,290)	(3,290)
Balance at March 31, 2023	396,649	$40	$2,279,253	$(1,451,825)	$827,468
Stock options exercised	204	—	560	—	560
Stock-based compensation	—	—	21,354	—	21,354
Vesting and settlement of restricted stock units	2,148	—	—	—	—
Common stock withheld related to net share settlement	(827)	—	(4,526)	—	(4,526)
Repurchases of Class A common stock	(1,663)	—	(8,920)	—	(8,920)
Issuance of common stock through employee stock purchase plan	161	—	649	—	649
Net income	—	—	—	58,786	58,786
Balance at June 30, 2023	396,672	$40	$2,288,370	$(1,393,039)	$895,371
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	749	—	3,699	—	3,699
Stock-based compensation	—	—	32,161	—	32,161
Vesting and settlement of restricted stock units	822	—	—	—	—
Common stock withheld related to net share settlement	(364)	—	(9,561)	—	(9,561)
Repurchases of Class A common stock	(5,637)	—	(83,765)	—	(83,765)
Net income	—	—	—	12,293	12,293
Balance at March 31, 2022	396,132	$40	$2,189,881	$(1,403,414)	$786,507
Stock options exercised	1,176	—	4,109	—	4,109
Stock-based compensation	—	—	33,466	—	33,466
Vesting and settlement of restricted stock units	1,059	—	—	—	—
Common stock withheld related to net share settlement	(459)	—	(4,727)	—	(4,727)
Net loss	—	—	—	(1,415)	(1,415)
Balance at June 30, 2022	397,908	$40	$2,222,729	$(1,404,829)	$817,940
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$55,496	$10,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,036	24,692
Amortization of debt issuance costs	1,695	1,710
Non-cash operating lease expense	2,055	1,509
Stock-based compensation expense	43,396	61,782
Change in fair value of contingent consideration	—	240
Deferred income taxes	(62,980)	(336)
Loss on operating lease assets	374	—
Loss on minority equity interest investment	1,808	—
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(6,237)	(4,362)
Prepaid expenses and other assets	(13,574)	(8,439)
Accounts payable	(10,972)	(1,860)
Accrued expenses and other current liabilities	18,418	(2,089)
Operating lease liabilities	(665)	(2,156)
Other liabilities	2,304	(400)
Net cash provided by operating activities	62,154	81,169
Cash flows from investing activities
Purchase of property and equipment	(440)	(3,172)
Acquisitions, net of cash acquired	—	(156,853)
Capitalized software	(28,807)	(22,977)
Investment in minority equity interest	—	(15,007)
Net cash used in investing activities	(29,247)	(198,009)
Cash flows from financing activities
Payments on long-term debt	(3,515)	(3,515)
Repurchases of Class A common stock	(18,437)	(83,765)
Proceeds from exercise of stock options	1,267	7,839
Employee taxes paid related to net share settlement of equity awards	(8,048)	(14,288)
Proceeds from employee stock purchase plan	649	—
Net cash used in financing activities	(28,084)	(93,729)
Net change in cash and cash equivalents	4,823	(210,569)
Cash and cash equivalents
Beginning of period	757,165	941,109
End of period	$761,988	$730,540
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$6,221	$3,845
Capitalized software included in accounts payable and accrued expenses and other current liabilities	4,232	3,272
Capitalized software transferred from prepaid assets	5,751	—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 and the related notes, which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 ("2022 10-K"). The December 31, 2022 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
There have been no material changes in significant accounting policies during the six months ended June 30, 2023 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2022 10-K.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, including the accompanying notes. We base our estimates on historical factors; current circumstances, including the impact of a grocery chain that previously did not accept discounted pricing for a subset of prescription drugs from our PBMs starting late in the first quarter of 2022 ("grocer issue"); macroeconomic events and conditions, including the consideration of the economic impact of COVID-19; and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis. Actual results can differ materially from these estimates, and such differences can affect the results of operations reported in future periods. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, the sustained effects of the grocer issue on our business, future results of operations and financial condition continue to be an estimate with several variables that are uncertain, including, among others, consumer response to updated consumer pricing and timing and extent of returning user levels.

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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of $642.5 million at June 30, 2023 and December 31, 2022 were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended June 30, 2023, two customers accounted for 14% and 11% of our revenue. For the three months ended June 30, 2022, two customers accounted for 12% and 11% of our revenue. For the six months ended June 30, 2023, two customers accounted for 14% and 11% of our revenue. For the six months ended June 30, 2022, one customer accounted for 12% of our revenue. At June 30, 2023, no customer accounted for more than 10% of our accounts receivable balance. At December 31, 2022, one customer accounted for 13% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification Topic 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized a $1.8 million impairment loss on one of our minority equity interest investments during the three months ended March 31, 2023 and presented it as other expense on our accompanying condensed consolidated statement of operations for the six months ended June 30, 2023. We otherwise have not recognized any changes resulting from observable price changes or impairment loss on our minority equity interest investments during the three and six months ended June 30, 2023 and 2022. Equity investments included in other assets on our accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $17.2 million and $19.0 million, respectively.
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
3. Business Combinations
vitaCare Prescription Services, Inc.
On April 14, 2022, we acquired all of the equity interests of vitaCare Prescription Services, Inc. (“vitaCare”), a prescription technology and services platform, for a total purchase consideration of $131.8 million, inclusive of $149.9 million in cash, offset by contingent considerations with a net estimated acquisition-date fair value of $18.1 million. We acquired vitaCare to strengthen and expand our business capabilities with respect to our pharma manufacturer solutions platform. The goodwill recognized in connection with this acquisition primarily related to the expected long-term synergies and other benefits from the acquisition, including the acquired assembled workforce, and is expected to be tax deductible. The aggregate purchase consideration was principally allocated to goodwill of $80.6 million and other intangible assets of $52.0 million. Other intangible assets principally related to developed technology of $30.0 million and customer relationships of $21.0 million with estimated useful lives of five and eleven years, respectively.

The contingent considerations recognized in connection with the vitaCare acquisition consisted of a contingent consideration receivable and a contingent consideration payable with estimated acquisition-date fair values of approximately $19.7 million and $1.7 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the contingent consideration receivable was zero as the contingency was resolved in the year of acquisition. The contingent consideration payable of up to $7.0 million in cash is based upon vitaCare's achievement of certain specified revenue results through the end of 2023 as stipulated by the purchase agreement. As of June 30, 2023 and December 31, 2022, no future contingent payments were expected to be made.
The following table reflects the pro forma unaudited consolidated results of operations for the three and six months ended June 30, 2022 as if the acquisition of vitaCare had occurred on January 1, 2021. The pro forma unaudited consolidated results of operations give effect to certain adjustments including: (i) transaction and severance costs incurred in connection with the acquisition; (ii) amortization expense related to the acquired intangible assets; and (iii) elimination of vitaCare's allocated interest expense related to the seller's financing agreement whereby vitaCare was released as a guarantor upon the consummation of the acquisition. The pro forma unaudited consolidated results of operations are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Pro forma revenue	$191,874	$395,698
Pro forma net (loss) income	$(2,335)	$2,805
flipMD, Inc.
On February 18, 2022, we acquired all of the equity interests of flipMD, Inc., a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise, for $7.0 million in cash.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued bonus and other payroll related	$17,828	$20,642
Accrued marketing	15,305	12,104
Deferred revenue	9,661	7,879
Income taxes payable	16,616	—
Other accrued expenses	6,591	6,898
Total accrued expenses and other current liabilities	$66,001	$47,523
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at June 30, 2023 will be recognized as revenue within the subsequent twelve months. Of the $7.9 million of deferred revenue at December 31, 2022, $1.3 million and $7.0 million was recognized as revenue during the three and six months ended June 30, 2023, respectively. Revenue recognized during the three and six months ended June 30, 2022 of $1.3 million and $5.8 million, respectively, was included as deferred revenue at December 31, 2021.
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
The effective income tax rate for the three months ended June 30, 2023 and 2022 was (387.1%) and 86.1%, respectively. The effective income tax rate for the six months ended June 30, 2023 and 2022 was (254.3%) and (187.4%), respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and six months ended June 30, 2023 and 2022 were due to the effects of non-deductible officers’ stock-based compensation expense, the valuation allowance on our net deferred tax assets, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
We consider all available positive and negative evidence in our assessment of the recoverability of our net deferred tax assets each reporting period. As of June 30, 2023, we determined that a valuation allowance against our net deferred tax assets was no longer required primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences) beginning in 2022 through the first half of 2023, which was objective and verifiable evidence, and anticipated future earnings. Therefore, we believed it was more likely than not that we would achieve our forecasted three-year cumulative tax income results at the end of 2023.
When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. We released $55.9 million of our valuation allowance as a discrete tax benefit during the three months ended June 30, 2023. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations, and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.
6. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $700.0 million term loan maturing on October 10, 2025 (“First Lien Term Loan Facility”); and (ii) a revolving credit facility for up to $100.0 million maturing on October 11, 2024 (the “Revolving Credit Facility”). On June 29, 2023 and July 7, 2023, we amended our Revolving Credit Facility and First Lien Term Loan Facility, respectively, to replace London Interbank Offered Rate (“LIBOR”) with Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for borrowings under our Revolving Credit Facility and First Lien Term Loan Facility, beginning in July 2023. The First Lien Term Loan Facility and Revolving Credit Facility are collateralized by substantially all of our assets and 100% of the equity interest of GoodRx.
First Lien Term Loan Facility
Up to and including June 30, 2023, borrowings under our First Lien Term Loan Facility accrued interest at an adjusted LIBOR plus a variable margin based on our most recently determined First Lien Net Leverage Ratio (as defined in the Credit Agreement), ranging from 2.75% to 3.00%. The effective interest rate on the First Lien Term Loan Facility for the three months ended June 30, 2023 and 2022 was 8.37% and 4.06%, respectively. The effective interest rate on the First Lien Term Loan Facility for the six months ended June 30, 2023 and 2022 was 8.09% and 3.72%, respectively. As of July 2023, borrowings under our First Lien Term Loan Facility will bear interest, at our option, at either (i) a term rate based on SOFR (“Term SOFR”) plus an adjustment ranging from 0.10% to 0.25% based on the term of the interest rate period plus a margin ranging from 2.75% to 3.00%; or (ii) an alternate base rate plus a margin ranging from 1.75% to 2.00%, both depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). The First Lien Term Loan Facility requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due upon maturity. We may prepay the First Lien Term Loan Facility without penalty. .
Revolving Credit Facility
We had no borrowings against the Revolving Credit Facility as of June 30, 2023 and December 31, 2022. As of July 2023, borrowings under our Revolving Credit Facility, if any, will bear interest, at our option, at either (i) Term SOFR plus a margin ranging from 2.50% to 3.00%; or (ii) an alternate base rate plus a margin ranging from 1.50% to 2.00%, each with the applicable margin dependent on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). We incur a commitment fee ranging from 0.25% to 0.50% per annum, depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement), on any unused commitments.
We had outstanding letters of credit issued against the Revolving Credit Facility for $9.2 million as of June 30, 2023 and December 31, 2022, which reduced our available borrowings under the Revolving Credit Facility.
Our debt balance is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Principal balance under First Lien Term Loan Facility	$663,553	$667,068
Less: Unamortized debt issuance costs and discounts	(6,771)	(8,243)
	$656,782	$658,825
The estimated fair value of our debt was $660.2 million and $649.6 million as of June 30, 2023 and December 31, 2022, respectively, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 and other nonfinancial covenants. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At June 30, 2023, we were in compliance with our covenants.

7. Commitments and Contingencies
Aside from the below, as of June 30, 2023, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2022 10-K.
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
Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class actions lawsuits against GoodRx Holdings, Inc., Google, Meta, and Criteo, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-defendants. Four of the plaintiffs allege California common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act, and Unfair Competition Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General Business Law. The plaintiffs in these lawsuits are seeking various forms of monetary damages (such as statutory damages, compensatory damages, attorneys’ fees and disgorgement of profits) as well as injunctive relief. Four of these cases were originally filed in the NDCA (Cases No. 3:23-cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge Araceli Martínez-Olguín in the NDCA. The court also set a briefing schedule for filing a single consolidated complaint as well as motions to dismiss and motions to compel arbitration. Briefing on the motions to dismiss and motions to compel arbitration will be completed by August 24, 2023 and heard on September 7, 2023. In addition, the court referred the parties to mediation, which has not been scheduled or discussed further yet at this time. We have not accrued a loss for this matter as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in this matter. This pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are reasonably possible.
In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated.
8. Revenue
For the three and six months ended June 30, 2023 and 2022, revenue comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Prescription transactions revenue	$136,540	$134,403	$271,447	$289,910
Pharma manufacturer solutions revenue	24,330	26,551	44,765	50,020
Subscription revenue	23,878	25,985	48,021	45,095
Other revenue	4,929	4,859	9,430	10,102
Total revenue	$189,677	$191,798	$373,663	$395,127
9. Stockholders' Equity
Share Repurchases
On February 23, 2022, our board of directors (our "Board") authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024 (the "repurchase program"). Repurchases under the repurchase program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act (a "Rule 10b5-1 Plan"). This repurchase program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. As of June 30, 2023, we had $129.8 million available for future repurchases of our Class A common stock under the repurchase program.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Number of shares repurchased	1,663	—	3,233	5,637
Cost of shares repurchased	$8,920	$—	$18,437	$83,765
Former Co-Chief Executive Officers and Interim Chief Executive Officer
On April 25, 2023, Trevor Bezdek and Douglas Hirsch transitioned from our co-Chief Executive Officers to Chairman of the Board and Chief Mission Officer, respectively, in addition to continuing as directors of our Board (the “Transition”). Pursuant to their restated employment agreements as a result of the Transition, Messrs. Bezdek and Hirsch have agreed not to sell their ownership of any of our common stock without approval from our Board, subject to certain exceptions including, but not limited to, pursuant to any new, modified or amended contract, instruction or written plan intended as a Rule 10b5-1 Plan that has been approved or will be approved by our Board after April 25, 2023 or an existing Rule 10b5-1 Plan as of such date.
In connection with the Transition, our Board appointed Scott Wagner as our Interim Chief Executive Officer (principal executive officer), effective April 25, 2023. Pursuant to Mr. Wagner's employment agreement, Mr. Wagner was eligible to receive, amongst other compensation terms and conditions, a stock option award covering between 2.5 million and 3.0 million shares of our Class A common stock, with the final number determined by our Board in its sole discretion. On May 12, 2023, our Board granted Mr. Wagner a stock option award covering 3.0 million shares of our Class A common stock. The grant date fair value of the stock option award was $9.6 million, which vests and becomes exercisable in twelve substantially equal installments on each monthly anniversary of April 25, 2023, subject to Mr. Wagner’s continued employment through the applicable vesting date.
10. Basic and Diluted Earnings (Loss) Per Share
The computation of earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$58,786	$(1,415)	$55,496	$10,878
Denominator:
Weighted average shares - basic	412,221	412,135	412,322	413,405
Dilutive impact of stock options, restricted stock awards and restricted stock units	2,114	—	2,051	9,672
Weighted average shares - diluted	414,335	412,135	414,373	423,077
Earnings (loss) per share:
Basic	$0.14	$(0.00)	$0.13	$0.03
Diluted	$0.14	$(0.00)	$0.13	$0.03
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options, restricted stock awards and restricted stock units	29,430	27,057	30,470	6,742

11. Subsequent Events
First Lien Term Loan Facility Amendment
On July 7, 2023, we amended our First Lien Term Loan Facility to replace LIBOR with SOFR as the benchmark interest rate, see "Note 6. Debt."
Restructuring Plan
On August 7, 2023, our Board approved a multi-phase plan to de-prioritize certain solutions under our pharma manufacturer solutions offering (the “Restructuring Plan”), which included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx, Inc. and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale. These actions are part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved margins. The Restructuring Plan is expected to be substantially complete by the end of 2023.
In connection with the Restructuring Plan, we estimate that we will incur total pre-tax charges of approximately $55 million to $75 million, substantially all of which is expected to be incurred in the third and fourth quarters of 2023. These estimated charges include (i) non-cash charges of approximately $50 million to $60 million substantially relating to accelerated amortization of certain intangible assets, principally related to developed technology and customer relationships acquired in connection with the acquisition of vitaCare, and other software abandonment charges; (ii) cash expenditures relating to various headcount reduction and personnel initiatives of approximately $5 million to $10 million; and (iii) cash expenditures relating to restructuring or termination of certain client contracts of up to $5 million. The foregoing charges are estimates and subject to a number of assumptions, and actual results may differ materially. We may incur other material charges and expenses not currently contemplated due to events that may occur as a result of, or in connection with, these restructuring activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2022 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" sections of our 2022 10-K and this Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.
Glossary of Selected Terminology
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “GoodRx,” and similar references refer to GoodRx Holdings, Inc. and its consolidated subsidiaries.
•“consumers” refer to the general population in the United States that uses or otherwise purchases healthcare products and services. References to “our consumers” or “GoodRx consumers” refer to consumers that have used one or more of our offerings.
•“discounted price” refers to a price for a prescription provided on our platform that represents a negotiated rate provided by one of our PBM partners at a retail pharmacy. Through our platform, our discounted prices are free to access for consumers by saving a GoodRx code to their mobile device for their selected prescription and presenting it at the chosen pharmacy. The term “discounted price” excludes prices we may otherwise source, such as prices from patient assistance programs for low-income individuals and Medicare prices, and any negotiated rates offered through our subscription offerings: GoodRx Gold (“Gold”), and Kroger Rx Savings Club powered by GoodRx (“Kroger Savings”).
•“GoodRx code” refers to codes that can be accessed by our consumers through our apps or websites or that can be provided to our consumers directly by healthcare professionals, including physicians and pharmacists, that allow our consumers free access to our discounted prices or a lower list price for their prescriptions when such code is presented at their chosen pharmacy.
•“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharma manufacturer solutions offering, or consumers who used our telehealth offerings. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. For example, a unique consumer who uses a GoodRx code twice in January, but who did not use our prescription transactions offering again in February or March, is counted as 1 in January and as 0 in both February and March, thus contributing 0.33 to our Monthly Active Consumers for such quarter (average of 1, 0 and 0). A unique consumer who uses a GoodRx code in January and in March, but did not use our prescription transactions offering in February, would be counted as 1 in January, 0 in February and 1 in March, thus contributing 0.66 to our Monthly Active Consumers for such quarter. Monthly Active Consumers from acquired companies are only included beginning in the first full quarter following the acquisition.
•“PBM” refers to a pharmacy benefit manager. PBMs aggregate demand to negotiate prescription medication prices with pharmacies and pharma manufacturers. PBMs find most of their demand through relationships with insurance companies and employers. However, nearly all PBMs also have consumer direct or cash network pricing that they negotiate with pharmacies for consumers who choose to purchase prescriptions outside of insurance.
•“pharma” is an abbreviation for pharmaceutical.
•“savings,” “saved” and similar references refer to the difference between the list price for a particular prescription at a particular pharmacy and the price paid by the GoodRx consumer for that prescription utilizing a GoodRx code available through our platform at that same pharmacy. In certain circumstances, we may show a list price on our platform when such list price is lower than the negotiated price available using a GoodRx code and, in certain circumstances, a consumer may use a GoodRx code and pay the list price at a pharmacy if such list price is lower than the negotiated price available using a GoodRx code. We do not earn revenue from such transactions, but our savings calculation includes an estimate of the savings achieved by the consumer because our platform has directed the consumer to the pharmacy with the low list price. This estimate of savings when the consumer pays the list price is based on internal data and is calculated as the difference between the average list price across all pharmacies where GoodRx consumers paid the list price and the average list price paid by consumers in the pharmacies to which we directed them. We do not calculate savings based on insurance prices as we do not have information about a consumer’s specific coverage or price. We do not believe savings are representative or indicative of our revenue or results of operations.
•“subscribers” and similar references refers to our consumers that are subscribed to either of our subscription offerings, Gold or Kroger Savings. References to subscription plans as of a particular date represents an active subscription to either one of our aforementioned subscription offerings as of the specified date. Each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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
Overview
Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading resource for healthcare savings and information in the United States. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem; however, our financial results for the three and six months ended June 30, 2023 have been materially impacted by the sustained effects of certain events that occurred during 2022.
Late in the first quarter of 2022, a grocery chain took actions that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are one category of our customers, and whose pricing we promote on our platform (such events referred to as the grocer issue). This had a material adverse impact on our prescription transactions revenue and Monthly Active Consumers, which was partially offset by our ability to shift certain prescription transactions to other retailers. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, beginning in the second quarter of 2022, it has had and is expected to continue to have a sustained adverse impact on our prescription transactions revenue and Monthly Active Consumers due to consumer response to updated consumer pricing and the timing and extent of returning user levels. We have not experienced, and are not aware of, PBM-pharmacy issues at any other large volume pharmacies, with the exception of the grocery chain described above, and we believe our pharmacy and PBM relationships remain strong. For additional information, please see sections entitled “Risk Factors" in our 2022 10-K and this Quarterly Report on Form 10-Q.
In addition to the above, but to a lesser extent, the acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in April 2022 also had a negative impact on our net income, net income margin, Adjusted EBITDA and Adjusted EBITDA Margin for the three and six months ended June 30, 2023. vitaCare has a higher cost of revenue due to the operational nature of the business and has historically generated net losses and negative Adjusted EBITDA. On August 7, 2023, our board of directors (our "Board") approved a plan to de-prioritize certain solutions provided under our pharma manufacturer solutions offering, including vitaCare. See section titled "Recent Developments" below for additional information.
For the three months ended June 30, 2023 as compared to the same period of 2022:
•Revenue decreased 1% to $189.7 million from $191.8 million;
•Net income and net income margin were $58.8 million and 31.0%, respectively, compared to net loss and net loss margin of $1.4 million and 0.7%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $53.5 million and 28.2%, respectively, compared to $47.2 million and 24.6%, respectively.
For the six months ended June 30, 2023 as compared to the same period of 2022:
•Revenue decreased 5% to $373.7 million from $395.1 million;
•Net income and net income margin were $55.5 million and 14.9%, respectively, up from $10.9 million and 2.8%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $106.7 million and 28.6%, respectively, compared to $111.9 million and 28.3%, respectively.
Revenue, net income (loss) and net income (loss) margin are financial measures prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA and Adjusted EBITDA Margin are

non-GAAP financial measures. For a reconciliation and presentation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics—Non-GAAP Financial Measures" below.
Seasonality
We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. In addition, we may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. This seasonality may impact revenue and sales and marketing expense. The grocer issue and the ongoing impact of COVID-19 may have masked these trends in recent periods and may continue to impact these trends in the future.
Recent Developments
Caremark Cost Saver
In July 2023, we announced the launch of Caremark Cost Saver to help lower pharmacy out-of-pocket drug costs for CVS Caremark's eligible members. Through the new program, these members will have automatic access to our prescription pricing to allow them to pay lower prices, when available, on generic medications. This program is anticipated to launch in early 2024.
First Lien Term Loan Facility Amendment
We amended our First Lien Term Loan Facility in July 2023 to replace LIBOR with SOFR as the benchmark interest rate. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Restructuring Plan
On August 7, 2023, our Board approved a multi-phase plan to de-prioritize certain solutions under our pharma manufacturer solutions offering (the “Restructuring Plan”), which included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx, Inc. and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale. These actions are part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved margins. The Restructuring Plan is expected to be substantially complete by the end of 2023.
In connection with the Restructuring Plan, we estimate that we will incur total pre-tax charges of approximately $55 million to $75 million, substantially all of which is expected to be incurred in the third and fourth quarters of 2023. These estimated charges include (i) non-cash charges of approximately $50 million to $60 million substantially relating to accelerated amortization of certain intangible assets, principally related to developed technology and customer relationships acquired in connection with the acquisition of vitaCare, and other software abandonment charges; (ii) cash expenditures relating to various headcount reduction and personnel initiatives of approximately $5 million to $10 million; and (iii) cash expenditures relating to restructuring or termination of certain client contracts of up to $5 million. The foregoing estimated cash expenditures relating to various headcount reduction and personnel initiatives almost entirely consist of termination charges arising from severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but are not expected to provide active service, and other customary employee benefit payments in connection with a reduction in force as well as retention charges for certain other employees. These restructuring activities are expected to result in approximately $18 million to $22 million of annualized run rate cash savings.
We may incur other material charges and expenses not currently contemplated due to events that may occur as a result of, or in connection with, these restructuring activities. The foregoing charges we expect to incur under the Restructuring Plan and the annualized run rate cash savings are estimates and subject to a number of assumptions, and actual results may differ materially.
We expect the results of these restructuring activities to adversely impact our pharma manufacturer solutions revenue by approximately mid single digit millions in the second half of 2023, which will have a sustained impact on our pharma manufacturer solutions revenue in the medium term. In addition, we expect the run rate cash savings to principally impact future cost of revenues.

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
We exited the second quarter of 2023 with over 7 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active Consumers for the three months ended June 30, 2023 and subscribers to our subscription plans as of June 30, 2023.
Monthly Active Consumers
Monthly Active Consumers beginning with the second quarter of 2022 were impacted by the grocer issue.

	Three Months Ended
(in millions)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Monthly Active Consumers	6.1	6.1	5.9	5.8	5.8	6.4
Subscription Plans
Beginning in 2022, subscription plans have been impacted by a pricing increase for Gold subscribers that went into effect in the first half of 2022 and a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to the offering. We expect our subscription plans for Kroger Savings to continue to sequentially decline through July 2024, the expected sunset of the program.

	As of
(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Subscription plans	969	1,007	1,030	1,060	1,133	1,203
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, and presents net income (loss) margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$58,786	$(1,415)	$55,496	$10,878
Adjusted to exclude the following:
Interest income	(7,814)	(857)	(15,048)	(909)
Interest expense	14,054	6,969	27,187	12,838
Income tax benefit	(46,718)	(8,744)	(39,832)	(7,093)
Depreciation and amortization	16,097	13,319	31,036	24,692
Other expense (1)	—	—	1,808	—
Financing related expenses (2)	—	5	—	9
Acquisition related expenses (3)	385	3,001	1,441	4,974
Restructuring related expenses (4)	—	45	—	356
Legal settlement expenses (5)	—	2,800	—	2,800
Stock-based compensation expense	17,897	31,633	43,396	61,782
Payroll tax expense related to stock-based compensation	405	472	845	1,555
Loss on operating lease assets (6)	374	—	374	—
Adjusted EBITDA	$53,466	$47,228	$106,703	$111,882
Revenue	$189,677	$191,798	$373,663	$395,127
Net income (loss) margin (7)	31.0%	(0.7%)	14.9%	2.8%
Adjusted EBITDA Margin	28.2%	24.6%	28.6%	28.3%
______________________
(1)Other expense represents the impairment loss on one of our minority equity interest investments.
(2)Financing related expenses include third-party fees related to proposed financings.
(3)Acquisition related expenses principally include costs for actual or planned acquisitions including related third-party fees, legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration.
(4)Restructuring related expenses include employee severance and other personnel related costs in connection with workforce optimization and organizational changes to better align with our strategic goals and future scale.
(5)Legal settlement expenses represent the estimated amount accrued with respect to the Federal Trade Commission ("FTC") negotiated settlement. The estimated accrual was adjusted in the fourth quarter of 2022 to reflect the actual negotiated settlement amount of $1.5 million. See Note 7 to our condensed consolidated financial statements for additional information.
(6)Loss on operating lease assets include, as applicable for the periods presented, losses incurred relating to the abandonment or sublease of certain leased office spaces and disposal of related capitalized costs.
(7)Net income (loss) margin represents net income or net loss, as applicable, as a percentage of revenue.

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
•Prescription transactions revenue: Consists primarily of revenue generated from PBMs when a prescription is filled with a GoodRx code provided through our platform. The majority of our contracts with PBMs provide for fees that represent a percentage of the fees that PBMs charge to the pharmacy, and a minority of our contracts provide for a fixed fee per transaction. Our percentage of fee contracts often also include a minimum fixed fee per transaction. Certain contracts also provide that the amount of fees we receive is based on the volume of prescriptions filled each month. We expect the revenue contribution from contracts with fixed fee arrangements to remain largely stable over the medium term, and do not expect that changes in revenue contribution from fixed fee versus percentage of fee arrangements will materially impact our revenue from PBMs. Beginning in late 2022, we began to enter into direct contractual agreements with pharmacies, which generally provide for lower fees per transaction relative to prescriptions filled through our agreements with PBMs. Our contracts with pharmacies provide consumers access to discounted prices. We earn fixed fees per transaction from such pharmacies when a prescription is filled with a GoodRx code provided through our platform. We expect to increase direct contractual relationships with more pharmacies in proportion to existing contractual agreements with our PBMs in the near term.
•Pharma manufacturer solutions revenue: Consists primarily of revenue generated from pharma manufacturers and other customers for advertising, including integrating onto our platform their affordability solutions to our consumers, and also from prescription transaction fees generated when pharmacies fill prescriptions for products sold by pharma manufacturers via our vitaCare pharmacy services solution.
•Subscription revenue: Consists of revenue from our Gold and Kroger Savings subscription offerings.
•Other revenue: Consists of revenue generated by our telehealth offering that allows consumers to access healthcare professionals online.
Costs and Operating Expenses
We incur the following expenses directly related to our cost of revenue and operating expenses:
•Cost of revenue: Consists primarily of costs related to outsourced consumer support; healthcare provider costs; personnel costs including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees; hosting and cloud costs; merchant account fees; processing fees; allocated overhead; and as applicable, fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering. Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the change in mix of our various offerings.
•Product development and technology: Consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for employees involved in product development activities; costs related to third-party services and contractors related to product development, information technology and software; and allocated overhead. Product development and technology expenses are primarily driven by changes in headcount and investments to support and develop our various products. We capitalize certain qualified costs related to the development of internal-use software, which may also cause product development and technology expenses to vary from period to period.
•Sales and marketing: Consists primarily of advertising and promotional expenses for consumer acquisition and retention including consumer (who are not our customers) discounts and incentives; as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees; costs related to third-party services and contractors; and allocated overhead. Sales and marketing expenses are primarily driven by investments to grow and retain our consumer base and may fluctuate based on the timing of our investments in consumer acquisition and retention. We continuously evaluate the impact of sales and marketing activities on our business and actively manage our sales and marketing spend, including our investments in consumer acquisition, which is largely variable, as market and business conditions change.
•General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions; as well as professional fees; occupancy costs; other general overhead costs; and as applicable, change in fair value of contingent consideration, loss on operating lease assets, gain on sale of business and charitable donations.
•Depreciation and amortization: Consists of depreciation of property and equipment and amortization of capitalized internal-use software costs and intangible assets. Our depreciation and amortization changes primarily based on changes in our property and equipment, intangible assets, and capitalized software balances.
Other Expense, Net
Our other expense, net consists of the following:
•Other expense: Consists primarily of miscellaneous expense that are not core to our operations.
•Interest income: Consists primarily of interest income earned on excess cash held in interest-bearing accounts.
•Interest expense: Consists primarily of interest expense associated with our debt arrangements, including amortization of debt issuance costs and discounts.
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

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

(dollars in thousands)	Three Months Ended June 30, 2023	% of Total Revenue	Three Months Ended June 30, 2022	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$136,540	72%	$134,403	70%	$2,137	2%
Pharma manufacturer solutions revenue	24,330	13%	26,551	14%	(2,221)	(8%)
Subscription revenue	23,878	13%	25,985	14%	(2,107)	(8%)
Other revenue	4,929	3%	4,859	3%	70	1%
Total revenue	189,677		191,798
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	16,339	9%	18,044	9%	(1,705)	(9%)
Product development and technology	31,285	16%	35,404	18%	(4,119)	(12%)
Sales and marketing	77,440	41%	94,338	49%	(16,898)	(18%)
General and administrative	30,208	16%	34,740	18%	(4,532)	(13%)
Depreciation and amortization	16,097	8%	13,319	7%	2,778	21%
Total costs and operating expenses	171,369		195,845
Operating income (loss)	18,308		(4,047)
Other expense, net:
Interest income	7,814	4%	857	0%	6,957	812%
Interest expense	(14,054)	7%	(6,969)	4%	(7,085)	102%
Total other expense, net	(6,240)		(6,112)
Income (loss) before income taxes	12,068		(10,159)
Income tax benefit	46,718	25%	8,744	5%	37,974	434%
Net income (loss)	$58,786		$(1,415)
Revenue
Prescription transactions revenue increased $2.1 million, or 2%, year-over-year, primarily driven by a 5% increase in the number of our Monthly Active Consumers partially offset by an ongoing shift in the volume of prescription transactions to certain retailers with lower pricing relative to prescription transactions processed through the grocer as a result of the grocer issue as described above. In addition, we expect a modest decrease in prescription transactions revenue per prescription transaction in the near term as we focus on increasing the volume of prescription transactions processed through pharmacies that we directly contract with, which currently do and may in the future provide lower pricing relative to prescription transactions processed through our PBMs.
Pharma manufacturer solutions revenue decreased $2.2 million, or 8%, year-over-year, primarily driven by our increased focus on prioritizing service arrangements with high levels of recurring revenue potential relative to the prior year and moderation in spending across pharma manufacturers, partially offset by an increase of $1.3 million in revenue contribution from vitaCare, an acquisition we completed in April 2022. Despite a moderation in spend across pharma manufacturers in the near term, we expect pharma manufacturer solutions revenue to grow sequentially in absolute dollars through the second half of 2023 as we believe macro trends support pharma manufacturers' shift to more digital solutions and as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.
Subscription revenue decreased $2.1 million, or 8%, year-over-year, primarily driven by a 14% decrease in the number of subscription plans to 969 thousand as of June 30, 2023 compared to 1,133 thousand as of June 30, 2022, largely as a result of the sunset of Kroger Savings. The year-over-year decrease in subscription revenue was partially offset by the effects of the pricing increase for Gold subscribers in the first half of 2022. We do not believe the grocer issue materially impacted subscription revenue through the second quarter of 2023.

Other revenue stayed relatively flat year-over-year. Other than revenue from vitaCare relative to pharma manufacturer solutions revenue, our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the three months ended June 30, 2023 compared to the same period of 2022. We do not believe the expected sunset of Kroger Savings in July 2024 will have a material impact on our future revenue and financial results.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue decreased $1.7 million, or 9%, year-over-year, primarily driven by a $1.9 million decrease in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.
Product development and technology
Product development and technology expenses decreased $4.1 million, or 12%, year-over-year, primarily driven by a $3.9 million decrease in payroll and related costs due to lower average headcount and higher capitalization of certain qualified costs related to the development of internal-use software in the three months ended June 30, 2023 relative to the same period of 2022 due to greater investment in our products that better align with our strategic goals and future scale.
Sales and marketing
Sales and marketing expenses decreased $16.9 million, or 18%, year-over-year, primarily driven by a $11.4 million decrease in payroll and related costs due to lower average headcount and reversal of previously recognized stock-based compensation expense as certain performance milestones were no longer probable of being met, and a $9.7 million decrease in advertising expenses, partially offset by a $2.6 million increase in third-party marketing and referral services, and a $1.2 million increase in promotional expenses, substantially in the form of consumer discounts, as we proactively managed our spend to better align with our strategic goals and future scale.
General and administrative
General and administrative expenses decreased $4.5 million, or 13%, year-over-year, primarily driven by a $6.2 million decrease in stock-based compensation expense related to awards granted to our co-founders (the "Founders Awards") in connection with our initial public offering ("IPO") in 2020 and a $2.8 million estimated legal settlement accrual recognized in the second quarter of 2022 with respect to the then-pending FTC investigation. The year-over-year change in general and administrative expenses was partially offset by a $5.4 million increase in payroll and related expenses, principally driven by a $1.7 million stock-based compensation expense related to a stock option award granted to our Interim Chief Executive Officer in the second quarter of 2023.
Depreciation and amortization
Depreciation and amortization expenses increased $2.8 million, or 21%, year-over-year, primarily driven by a $3.5 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features.
Interest Income
Interest income increased by $7.0 million year-over-year primarily due to higher interest rates earned on cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense increased by $7.1 million, or 102%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.
Income Taxes
For the three months ended June 30, 2023, we had an income tax benefit of $46.7 million compared to $8.7 million for the three months ended June 30, 2022 and an effective income tax rate of (387.1%) and 86.1%, respectively. The year-over-year increase in our income tax benefit was primarily due to the discrete release of $55.9 million of our valuation allowance on beginning of year deferred tax assets in the three months ended June 30, 2023, partially offset by changes in our estimated annual effective income tax rate year-over-year driven by the current year tax effects from our valuation allowance. For information regarding our valuation allowance analysis, see Part I, Item 2, "Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes—Valuation of Deferred Tax Assets" included elsewhere in this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022:

(dollars in thousands)	Six Months Ended June 30, 2023	% of Total Revenue	Six Months Ended June 30, 2022	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$271,447	73%	$289,910	73%	$(18,463)	(6%)
Pharma manufacturer solutions revenue	44,765	12%	50,020	13%	(5,255)	(11%)
Subscription revenue	48,021	13%	45,095	11%	2,926	6%
Other revenue	9,430	3%	10,102	3%	(672)	(7%)
Total revenue	373,663		395,127
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	33,034	9%	30,324	8%	2,710	9%
Product development and technology	64,193	17%	70,446	18%	(6,253)	(9%)
Sales and marketing	155,962	42%	187,288	47%	(31,326)	(17%)
General and administrative	59,827	16%	66,663	17%	(6,836)	(10%)
Depreciation and amortization	31,036	8%	24,692	6%	6,344	26%
Total costs and operating expenses	344,052		379,413
Operating income	29,611		15,714
Other expense, net:
Other expense	(1,808)	0%	—	0%	(1,808)	n/m
Interest income	15,048	4%	909	0%	14,139	1,555%
Interest expense	(27,187)	7%	(12,838)	3%	(14,349)	112%
Total other expense, net	(13,947)		(11,929)
Income before income taxes	15,664		3,785
Income tax benefit	39,832	11%	7,093	2%	32,739	462%
Net income	$55,496		$10,878
Revenue
Prescription transactions revenue decreased $18.5 million, or 6%, year-over-year, while Monthly Active Consumers remained relatively flat, primarily driven by the effects of the grocer issue described above and an ongoing shift in the volume of prescription transactions to certain retailers with lower pricing relative to prescription transactions processed through the grocer.
Pharma manufacturer solutions revenue decreased $5.3 million, or 11%, year-over-year, driven by the same factors described above in our discussion of the three months ended June 30, 2023 compared to the three months ended June 30, 2022. vitaCare, an acquisition completed in April 2022, provided an increase of $3.7 million in revenue contribution for the six months ended June 30, 2023 compared to the same period of 2022.
Subscription revenue increased $2.9 million, or 6%, year-over-year, primarily driven by the effects of the pricing increase for Gold subscribers in the first half of 2022, partially offset by a 14% decrease in the number of subscription plans to 969 thousand as of June 30, 2023 compared to 1,133 thousand as of June 30, 2022, largely as a result of the sunset of Kroger Savings.
Other revenue stayed relatively flat year-over-year. Other than revenue from vitaCare relative to pharma manufacturer solutions revenue, our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the six months ended June 30, 2023 compared to the same period of 2022. For expected revenue trends, see our discussion and analysis above for the three months ended June 30, 2023 compared to the same period of 2022.

Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $2.7 million, or 9%, year-over-year, primarily driven by a $3.5 million increase in allocated overhead as well as outsourced and in-house personnel and other costs related to consumer support, principally as a result of vitaCare, partially offset by a $2.0 million decrease in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.
Product development and technology
Product development and technology expenses decreased $6.3 million, or 9%, year-over-year, primarily driven by a $6.1 million decrease in payroll and related costs due to higher capitalization of certain qualified costs related to the development of internal-use software and lower average headcount in the six months ended June 30, 2023 relative to the same period of 2022 due to greater investment in our products that better align with our strategic goals and future scale.
Sales and marketing
Sales and marketing expenses decreased $31.3 million, or 17%, year-over-year, primarily driven by a $37.1 million decrease in advertising expenses and a $12.4 million decrease in payroll and related costs principally due to a reversal of previously recognized stock-based compensation expense as certain performance milestones were no longer probable of being met and lower average headcount, partially offset by a $9.2 million increase in promotional expenses, substantially in the form of consumer discounts, as we proactively managed our spend to better align with our strategic goals and future scale. The net impact from these items was further offset by a $8.2 million increase in third-party marketing and referral services.
General and administrative
General and administrative expenses decreased $6.8 million, or 10%, year-over-year, primarily driven by a $13.2 million decrease in stock-based compensation expense related to the Founders Awards and a $2.8 million estimated legal settlement accrual recognized in the second quarter of 2022 with respect to the then-pending FTC investigation, partially offset by a $11.3 million increase in payroll and related expenses, principally due to changes in our employee composition and increased equity grants to existing and new employees in the six months ended June 30, 2023 relative to the same period of 2022.
Depreciation and amortization
Depreciation and amortization expenses increased $6.3 million, or 26%, year-over-year, primarily driven by a $6.7 million increase in capitalized software amortization due to higher capitalized costs for platform improvements and the introduction of new products and features.
Other Expense
Other expense increased by $1.8 million year-over-year, due to an impairment loss on one of our minority equity interest investments.
Interest Income
Interest income increased by $14.1 million year-over-year, primarily due to higher interest rates earned on cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense increased by $14.3 million, or 112%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.
Income Taxes
For the six months ended June 30, 2023, we had an income tax benefit of $39.8 million compared to $7.1 million for the six months ended June 30, 2022 and an effective income tax rate of (254.3%) and (187.4%), respectively. The year-over-year increase in our income tax benefit was primarily due to the discrete release of $55.9 million of our valuation allowance on beginning of year deferred tax assets in the three months ended June 30, 2023. The year-over-year increase in the income tax benefit was partially offset by a decrease in our excess stock benefits from our equity awards and changes in our estimated annual effective income tax rate year-over-year driven by the current year tax effects from our valuation allowance. For information regarding our valuation allowance analysis, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes—Valuation of Deferred Tax Assets" included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility which expires on October 11, 2024. As of June 30, 2023, we had cash and cash equivalents of $762.0 million and $90.8 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, refer to Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
As of June 30, 2023, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 10-K. Based on current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments, sales and marketing activities, and many other factors as described in sections entitled “Risk Factors” of our 2022 10-K and this Quarterly Report on Form 10-Q.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of June 30, 2023. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note 17 to our consolidated financial statements included in our 2022 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$62,154	$81,169
Net cash used in investing activities	(29,247)	(198,009)
Net cash used in financing activities	(28,084)	(93,729)
Net change in cash and cash equivalents	$4,823	$(210,569)

Net cash provided by operating activities
Net cash provided by operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The $19.0 million decrease in net cash provided by operations during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to an increase in net income of $44.6 million and a net decrease of $8.6 million in cash outflow from changes in operating assets and liabilities, offset by a net decrease of $72.2 million in non-cash adjustments. The net decrease in non-cash adjustments was primarily driven by an increase in deferred income tax as a result of the discrete release of the valuation allowance in the three months ended June 30, 2023 and a year-over-year decrease in stock-based compensation expense due to the Founders Awards. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments of accounts payable and accrued expenses and collections of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities primarily consist of cash used for acquisitions and investments, software development costs and capital expenditures. The $168.8 million decrease in net cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily related to a $171.9 million decrease in cash paid for acquisition of businesses and minority equity interest investments in privately-held companies, partially offset by a $5.8 million increase in software development costs.
Net cash used in financing activities
Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options and from our employee stock purchase plan. The $65.6 million decrease in net cash used in financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was related to a decrease of $65.3 million for repurchases of our Class A common stock and a $6.2 million decrease in payments related to net share settlement of equity awards, partially offset by a $6.6 million decrease in proceeds from exercises of stock options.
Recent Accounting Pronouncement
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on a new accounting standard adopted in 2023.
Critical Accounting Policies and Estimates
Except as noted below, during the three months ended June 30, 2023, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 10-K.
Income Taxes—Valuation of Deferred Tax Assets
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credits. We evaluate the recoverability of deferred tax assets by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. The determination of whether a valuation allowance should be established, as well as the amount of such allowance, requires significant judgment and estimates, including estimates of future earnings. Accordingly, the valuation of our net deferred tax assets is a critical accounting estimate.
In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence. As of December 31, 2021 through March 31, 2023, we maintained a full valuation allowance against our net deferred tax assets in excess of amortizable goodwill as the objectively verifiable negative evidence outweighed the positive evidence. We determined it was more likely than not that our deferred tax assets would not be realized. Objectively verifiable negative evidence at the time primarily included (i) the existence of fiscal and trailing three-year cumulative tax losses (pre-tax earnings or losses adjusted for permanent book to tax differences) principally generated from 2021 and 2020; and (ii) the existence of substantial stock options granted prior to our IPO that remain outstanding. The tax losses in 2021 and 2020 were attributable to substantial excess tax benefits realized from the exercise of stock options granted prior to our IPO. Stock options granted prior to our IPO contained substantially lower exercise prices compared to the closing prices of our Class A common stock as reported on the Nasdaq Global Select Market in 2021 and 2020, which when exercised, resulted in significant excess tax benefits to us. In 2022 and through the first half of 2023, the excess tax benefits realized substantially decreased relative to 2021 and 2020 due to a decline in the closing prices of our Class A common stock. Accordingly, relative to 2021, the weight of the negative evidence related to substantial excess tax benefits to be realized in future tax periods declined in recent periods.

As of June 30, 2023, positive evidence reviewed included sustained tax profitability, which was objective and verifiable, and anticipated future earnings. The sustained trend of tax profitability realized began in 2022 and continued through the first half of 2023. As a result, we believed it was more likely than not that we would achieve our forecasted three-year cumulative tax income results at the end of 2023. Additional positive evidence reviewed included (i) stock options granted will expire 10 years from the date of grant if unexercised; and (ii) an indefinite carryforward period for certain deferred tax assets.
Although we have a significant number of outstanding stock options granted prior to our IPO available to be exercised in future tax periods, which may generate incremental excess tax benefits if they are exercised, the degree of excess tax benefits that will be realized in the future will depend on many factors outside of our control, including the closing prices of our Class A common stock in the future and stock option exercises being initiated by employees. Further, we have granted additional equity awards to our employees since our IPO at various closing prices of our Class A common stock which when vested or exercised, could offset, partially offset or supplement the incremental excess tax benefits to be realized from the exercise of stock options granted prior to our IPO in future tax periods.
We apply judgment to consider the relative impact of negative and positive evidence and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the sustained tax profitability achieved since 2022, which was objectively verifiable, and forecasted earnings at the end of 2023, we determined, as of June 30, 2023, that it was more likely than not that our net deferred tax assets would be realized. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. Accordingly, we released $55.9 million of our valuation allowance as a discrete tax benefit during the three months ended June 30, 2023. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations, and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may be unable to realize expected benefits from our restructuring and cost reduction efforts and our business might be adversely affected.
In order to operate more efficiently and control costs, from time to time, we announce restructuring plans and other cost savings initiatives, which include workforce reductions as well as re-balancing of products and services to align with our business strategy. These plans are intended to generate, among other things, operating expense savings and improved margins. For example, in August 2022, we implemented a reduction in force affecting employees of our wholly-owned subsidiary GoodRx, Inc.’s workforce in order to consolidate functions and eliminate or reduce investment in areas of lower focus. Additionally, in August 2023, our Board approved a multi-phase plan to de-prioritize certain solutions under our pharma manufacturer solutions offering, which included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx, Inc. and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale. We expect to generate approximately $18 million to $22 million of annualized run rate cash savings as a result of the actions taken under the multi-phase plan.
We may undertake further restructuring actions or workforce reductions in the future. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting. Any reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our current initiatives and restructuring activities or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020.
There have been no material changes in the expected use of the net proceeds from our IPO as described in our Registration Statement. As of June 30, 2023, we estimated we had used approximately $244.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business; and (ii) $80.0 million for the repurchases of our Class A common stock. As of June 30, 2023, we had $642.5 million remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
April 1 - 30	—	$—	—	$—
May 1 - 31	974,181	$5.26	974,181	$133,638
June 1 - 30	688,836	$5.51	688,836	$129,842
Total	1,663,017		1,663,017
______________________
(1)The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, which may include repurchases through Rule 10b5-1 plans. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our stock repurchase program, which was approved by our Board on February 23, 2022 and announced on February 28, 2022.
(2)Average price paid per share includes costs associated with the repurchases, including the estimated excise tax on the repurchases as imposed by the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Restructuring Plan
On August 7, 2023, our Board approved a multi-phase plan to de-prioritize certain solutions under our pharma manufacturer solutions offering as part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved margins. For additional information, including the total cash and non-cash charges expected to be incurred in connection with our planned restructuring activities, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Restructuring Plan" included elsewhere in this Quarterly Report on Form 10-Q.
Insider Trading Arrangements
During the three months ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1†	Employment Agreement, by and between GoodRx, Inc. and Scott Wagner, dated April 25, 2023	8-K	001-39549	10.1	4/25/23

10.2	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Trevor Bezdek, dated April 25, 2023	8-K	001-39549	10.2	4/25/23

10.3	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Douglas Hirsch, dated April 25, 2023	8-K	001-39549	10.3	4/25/23

10.4	Letter Agreement, by and between GoodRx, Inc. and Raj Beri, dated May 30, 2023	8-K	001-39549	10.1	6/2/23

10.5†	Third Amendment to First Lien Credit Agreement, dated June 29, 2023					*

10.6†	Fourth Amendment to First Lien Credit Agreement, dated July 7, 2023					*

10.7†	Separation Agreement & Release, by and among GoodRx Holdings, Inc., GoodRx, Inc. and Babak Azad, dated July 19, 2023	8-K	001-39549	10.1	7/27/23

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
______________________
*Filed herewith.
**Furnished herewith.
†The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: August 9, 2023	By:	/s/ Scott Wagner
Scott Wagner
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2023	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)