Form 10-Q
period 2023-09-30
GoodRx Holdings, Inc.
filed 2023-11-09
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the registrant had 92,400,328 shares of Class A common stock, $0.0001 par value per share, and 313,731,628 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the ongoing impact of a grocery chain previously not accepting pharmacy benefit managers ("PBMs") pricing (the "grocer issue") on our future results of operations, the launch of new offerings, stock compensation, our stock repurchase program, anticipated impacts of the de-prioritization of certain solutions under our pharma manufacturer solutions offering and our cost savings initiatives, our direct contracting approach with retailers, realizability of deferred tax assets, potential outcomes and estimated impacts of certain legal proceedings, business strategy, plans, market growth and our objectives for future operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$794,905	$757,165
Accounts receivable, net	121,146	117,141
Prepaid expenses and other current assets	53,047	45,380
Total current assets	969,098	919,686
Property and equipment, net	16,879	19,820
Goodwill	412,117	412,117
Intangible assets, net	89,431	119,865
Capitalized software, net	91,979	70,072
Operating lease right-of-use assets	31,501	35,906
Deferred tax assets, net	57,695	—
Other assets	39,272	27,165
Total assets	$1,707,972	$1,604,631
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$32,905	$17,700
Accrued expenses and other current liabilities	74,554	47,523
Current portion of debt	7,029	7,029
Operating lease liabilities, current	3,334	4,068
Total current liabilities	117,822	76,320
Debt, net	648,729	651,796
Operating lease liabilities, net of current portion	52,387	54,131
Other liabilities	7,761	7,557
Total liabilities	826,699	789,804
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 84,630 and 83,293 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively; and Class B: 1,000,000 shares authorized and 313,732 shares issued and outstanding at September 30, 2023 and December 31, 2022	40	40
Additional paid-in capital	2,312,767	2,263,322
Accumulated deficit	(1,431,534)	(1,448,535)
Total stockholders' equity	881,273	814,827
Total liabilities and stockholders' equity	$1,707,972	$1,604,631
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$179,958	$187,318	$553,621	$582,445
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	18,721	17,395	51,755	47,719
Product development and technology	39,611	35,921	103,804	106,367
Sales and marketing	91,615	86,215	247,577	273,503
General and administrative	35,317	49,548	95,144	116,211
Depreciation and amortization	33,024	13,952	64,060	38,644
Total costs and operating expenses	218,288	203,031	562,340	582,444
Operating (loss) income	(38,330)	(15,713)	(8,719)	1
Other expense, net:
Other expense	(2,200)	—	(4,008)	—
Interest income	8,649	2,920	23,697	3,829
Interest expense	(14,720)	(9,478)	(41,907)	(22,316)
Total other expense, net	(8,271)	(6,558)	(22,218)	(18,487)
Loss before income taxes	(46,601)	(22,271)	(30,937)	(18,486)
Income tax benefit (expense)	8,106	(19,463)	47,938	(12,370)
Net (loss) income	$(38,495)	$(41,734)	$17,001	$(30,856)
(Loss) earnings per share:
Basic	$(0.09)	$(0.10)	$0.04	$(0.07)
Diluted	$(0.09)	$(0.10)	$0.04	$(0.07)
Weighted average shares used in computing (loss) earnings per share:
Basic	413,437	412,956	412,698	413,254
Diluted	413,437	412,956	416,450	413,254

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$146	$136	$487	$190
Product development and technology	6,829	8,029	22,952	25,327
Sales and marketing	10,273	4,766	11,665	15,999
General and administrative	15,398	16,107	40,938	49,304
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	397,025	$40	$2,263,322	$(1,448,535)	$814,827
Stock options exercised	192	—	895	—	895
Stock-based compensation	—	—	28,263	—	28,263
Vesting and settlement of restricted stock units	1,668	—	—	—	—
Common stock withheld related to net share settlement	(666)	—	(3,710)	—	(3,710)
Repurchases of Class A common stock	(1,570)	—	(9,517)	—	(9,517)
Net loss	—	—	—	(3,290)	(3,290)
Balance at March 31, 2023	396,649	$40	$2,279,253	$(1,451,825)	$827,468
Stock options exercised	204	—	560	—	560
Stock-based compensation	—	—	21,354	—	21,354
Vesting and settlement of restricted stock units	2,148	—	—	—	—
Common stock withheld related to net share settlement	(827)	—	(4,526)	—	(4,526)
Repurchases of Class A common stock	(1,663)	—	(8,920)	—	(8,920)
Issuance of common stock through employee stock purchase plan	161	—	649	—	649
Net income	—	—	—	58,786	58,786
Balance at June 30, 2023	396,672	$40	$2,288,370	$(1,393,039)	$895,371
Stock options exercised	1,138	—	3,118	—	3,118
Stock-based compensation	—	—	36,346	—	36,346
Vesting and settlement of restricted stock units	2,749	—	—	—	—
Common stock withheld related to net share settlement	(1,059)	—	(7,355)	—	(7,355)
Repurchases of Class A common stock	(1,138)	—	(7,712)	—	(7,712)
Net loss	—	—	—	(38,495)	(38,495)
Balance at September 30, 2023	398,362	$40	$2,312,767	$(1,431,534)	$881,273
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	749	—	3,699	—	3,699
Stock-based compensation	—	—	32,161	—	32,161
Vesting and settlement of restricted stock units	822	—	—	—	—
Common stock withheld related to net share settlement	(364)	—	(9,561)	—	(9,561)
Repurchases of Class A common stock	(5,637)	—	(83,765)	—	(83,765)
Net income	—	—	—	12,293	12,293
Balance at March 31, 2022	396,132	$40	$2,189,881	$(1,403,414)	$786,507
Stock options exercised	1,176	—	4,109	—	4,109
Stock-based compensation	—	—	33,466	—	33,466
Vesting and settlement of restricted stock units	1,059	—	—	—	—
Common stock withheld related to net share settlement	(459)	—	(4,727)	—	(4,727)
Net loss	—	—	—	(1,415)	(1,415)
Balance at June 30, 2022	397,908	$40	$2,222,729	$(1,404,829)	$817,940
Stock options exercised	245	—	1,271	—	1,271
Stock-based compensation	—	—	32,151	—	32,151
Vesting and settlement of restricted stock units	1,256	—	—	—	—
Common stock withheld related to net share settlement	(525)	—	(3,269)	—	(3,269)
Repurchases of Class A common stock	(2,819)	—	(17,956)	—	(17,956)
Net loss	—	—	—	(41,734)	(41,734)
Balance at September 30, 2022	396,065	$40	$2,234,926	$(1,446,563)	$788,403
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$17,001	$(30,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,060	38,644
Amortization of debt issuance costs	2,539	2,562
Non-cash operating lease expense	3,022	2,314
Stock-based compensation expense	76,042	90,820
Change in fair value of contingent consideration	—	16,857
Deferred income taxes	(57,989)	(141)
Loss on operating lease assets	374	—
Loss on disposal of capitalized software	7,615	—
Loss on minority equity interest investment	4,008	—
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(4,005)	(2,370)
Prepaid expenses and other assets	(29,867)	(3,137)
Accounts payable	14,515	(8,011)
Accrued expenses and other current liabilities	26,071	9,097
Operating lease liabilities	(1,460)	(3,415)
Other liabilities	498	2,537
Net cash provided by operating activities	122,424	114,901
Cash flows from investing activities
Purchase of property and equipment	(634)	(3,817)
Acquisitions, net of cash acquired	—	(156,853)
Capitalized software	(42,260)	(36,107)
Investment in minority equity interest	—	(15,007)
Net cash used in investing activities	(42,894)	(211,784)
Cash flows from financing activities
Payments on long-term debt	(5,272)	(5,272)
Repurchases of Class A common stock	(26,149)	(101,721)
Proceeds from exercise of stock options	4,385	9,110
Employee taxes paid related to net share settlement of equity awards	(15,403)	(17,557)
Proceeds from employee stock purchase plan	649	—
Net cash used in financing activities	(41,790)	(115,440)
Net change in cash and cash equivalents	37,740	(212,323)
Cash and cash equivalents
Beginning of period	757,165	941,109
End of period	$794,905	$728,786
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$9,921	$6,958
Capitalized software included in accounts payable and accrued expenses and other current liabilities	5,789	4,247
Capitalized software transferred from prepaid assets	5,751	—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 and the related notes, which are included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 ("2022 10-K"). The December 31, 2022 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
There have been no material changes in significant accounting policies during the nine months ended September 30, 2023 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2022 10-K.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of $642.5 million at September 30, 2023 and December 31, 2022 were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended September 30, 2023, two customers accounted for 13% and 12% of our revenue. For the three months ended September 30, 2022, one customer accounted for 13% of our revenue. For the nine months ended September 30, 2023, two customers accounted for 14% and 11% of our revenue. For the nine months ended September 30, 2022, one customer accounted for 13% of our revenue. At September 30, 2023, no customer accounted for more than 10% of our accounts receivable balance. At December 31, 2022, one customer accounted for 13% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification Topic 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized impairment losses on one of our minority equity interest investments of $2.2 million and $4.0 million during the three and nine months ended September 30, 2023, respectively, and presented it as other expense on our accompanying condensed consolidated statements of operations. We otherwise have not recognized any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three and nine months ended September 30, 2023 and 2022. Equity investments included in other assets on our accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 was $15.0 million and $19.0 million, respectively.
Recent Accounting Pronouncement
In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("Topic 820"), which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of this ASU is permitted. This ASU should be applied prospectively and recognize in earnings on the adoption date any adjustments made as a result of adoption. We early adopted this guidance effective January 1, 2023, and the adoption did not have an impact to our consolidated financial statements and disclosures.
3. Business Combinations
vitaCare Prescription Services, Inc.
On April 14, 2022, we acquired all of the equity interests of vitaCare Prescription Services, Inc. (“vitaCare”), a prescription technology and services platform, for a total purchase consideration of $131.8 million, inclusive of $149.9 million in cash, offset by contingent considerations with a net estimated acquisition-date fair value of $18.1 million. We acquired vitaCare as we believed it would strengthen and expand our business capabilities with respect to our pharma manufacturer solutions platform. The goodwill recognized in connection with this acquisition primarily related to the expected long-term synergies and other benefits from the acquisition, including the acquired assembled workforce, and is tax deductible. The aggregate purchase consideration was principally allocated to goodwill of $80.6 million and other intangible assets of $52.0 million. Other intangible assets principally related to developed technology of $30.0 million and customer relationships of $21.0 million with estimated useful lives of five and eleven years, respectively.

The contingent considerations recognized in connection with the vitaCare acquisition consisted of a contingent consideration receivable and a contingent consideration payable with estimated acquisition-date fair values of approximately $19.7 million and $1.7 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the contingent consideration receivable was zero as the contingency was resolved in the year of acquisition. The contingent consideration payable of up to $7.0 million in cash is based upon vitaCare's achievement of certain specified revenue results through the end of 2023 as stipulated by the purchase agreement. As of September 30, 2023 and December 31, 2022, no future contingent payments were expected to be made.
The following table reflects the pro forma unaudited consolidated results of operations for the three and nine months ended September 30, 2022 as if the acquisition of vitaCare had occurred on January 1, 2021. The pro forma unaudited consolidated results of operations give effect to certain adjustments including: (i) transaction and severance costs incurred in connection with the acquisition; (ii) amortization expense related to the acquired intangible assets; and (iii) elimination of vitaCare's allocated interest expense related to the seller's financing agreement whereby vitaCare was released as a guarantor upon the consummation of the acquisition. The pro forma unaudited consolidated results of operations are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Pro forma revenue	$187,318	$583,016
Pro forma net loss	$(41,734)	$(38,929)
In August 2023, our board of directors (our "Board") approved a plan to de-prioritize certain solutions under our pharma manufacturer solutions offering, which, among others, included solutions supported by vitaCare. See "Note 12. Restructuring Plan" for additional information.
flipMD, Inc.
On February 18, 2022, we acquired all of the equity interests of flipMD, Inc., a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise, for $7.0 million in cash.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Insurance recovery receivable (1)	$10,000	$—
Prepaid software implementation costs	—	5,751
Reimbursable third-party payments (2)	10,591	—
Income taxes receivable	3,462	4,524
Other prepaid expenses and other current assets (3)	28,994	35,105
Total prepaid expenses and other current assets	$53,047	$45,380
______________________
(1)Represents a receivable for the probable recovery related to an incurred loss in connection with certain contingencies. Loss recoveries are recognized when a loss has been incurred and the recovery is probable. This determination is based on our analysis of the underlying insurance policies, historical experience with insurers, and ongoing review of the solvency of insurers, among other factors.
(2)Represents payments we make to third parties on behalf of, and reimbursable from, certain customers.
(3)Includes other current assets of $3.1 million as of September 30, 2023 and December 31, 2022.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued bonus and other payroll related (1)	$27,188	$20,642
Accrued marketing	13,120	12,104
Accrued legal settlement	13,000	1,500
Deferred revenue	8,338	7,879
Income taxes payable	6,736	—
Other accrued expenses	6,172	5,398
Total accrued expenses and other current liabilities	$74,554	$47,523
______________________
(1)Includes a $5.1 million restructuring related liability for personnel related costs associated with actions taken to de-prioritize certain solutions under our pharma manufacturer solutions offering as of September 30, 2023. See "Note 12. Restructuring Plan."
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at September 30, 2023 will be recognized as revenue within the subsequent twelve months. Of the $7.9 million of deferred revenue at December 31, 2022, $0.8 million and $7.8 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively. Revenue recognized during the three and nine months ended September 30, 2022 of $0.7 million and $6.5 million, respectively, was included as deferred revenue at December 31, 2021.
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
The effective income tax rate for the three months ended September 30, 2023 and 2022 was 17.4% and (87.4%), respectively. The effective income tax rate for the nine months ended September 30, 2023 and 2022 was 155.0% and (66.9%), respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and nine months ended September 30, 2023 and 2022 were due to the effects of non-deductible officers’ stock-based compensation expense, the valuation allowance on our net deferred tax assets, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
We consider all available positive and negative evidence in our assessment of the recoverability of our net deferred tax assets each reporting period. As of June 30, 2023, we determined that a valuation allowance against our net deferred tax assets was no longer required primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences) beginning in 2022 through the first half of 2023, which was objective and verifiable evidence, and anticipated future earnings. As a result, we released $55.9 million of our valuation allowance as a discrete tax benefit during the three months ended June 30, 2023. For the nine months ended September 30, 2023, we continued to experience tax profitability and anticipate future earnings. As of September 30, 2023, we continued to believe that a valuation allowance against the majority of our net deferred tax assets was not required as we believed it was more likely than not that our net deferred tax assets would be realized in the future, with the exception of certain separate filing states' net deferred tax assets and professional service corporations' net deferred tax assets.
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
7. Debt
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
First Lien Term Loan Facility
Up to and including June 30, 2023, borrowings under our First Lien Term Loan Facility accrued interest at an adjusted LIBOR plus a variable margin based on our most recently determined First Lien Net Leverage Ratio (as defined in the Credit Agreement), ranging from 2.75% to 3.00%. Beginning in July 2023, borrowings under our First Lien Term Loan Facility bear interest, at our option, at either (i) a term rate based on SOFR (“Term SOFR”) plus an adjustment ranging from 0.10% to 0.25% based on the term of the interest rate period plus a margin ranging from 2.75% to 3.00%; or (ii) an alternate base rate plus a margin ranging from 1.75% to 2.00%, both depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). The effective interest rate on the First Lien Term Loan Facility for the three months ended September 30, 2023 and 2022 was 8.80% and 5.50%, respectively. The effective interest rate on the First Lien Term Loan Facility for the nine months ended September 30, 2023 and 2022 was 8.33% and 4.31%, respectively. The First Lien Term Loan Facility requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due upon maturity. We may prepay the First Lien Term Loan Facility without penalty.
Revolving Credit Facility
We had no borrowings against the Revolving Credit Facility as of September 30, 2023 and December 31, 2022. Beginning in July 2023, borrowings under our Revolving Credit Facility, if any, bear interest, at our option, at either (i) Term SOFR plus a margin ranging from 2.50% to 3.00%; or (ii) an alternate base rate plus a margin ranging from 1.50% to 2.00%, each with the applicable margin dependent on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). We incur a commitment fee ranging from 0.25% to 0.50% per annum, depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement), on any unused commitments.
We had outstanding letters of credit issued against the Revolving Credit Facility for $9.2 million as of September 30, 2023 and December 31, 2022, which reduced our available borrowings under the Revolving Credit Facility.
Our debt balance is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Principal balance under First Lien Term Loan Facility	$661,796	$667,068
Less: Unamortized debt issuance costs and discounts	(6,038)	(8,243)
	$655,758	$658,825
The estimated fair value of our debt was $660.1 million and $649.6 million as of September 30, 2023 and December 31, 2022, respectively, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 and other nonfinancial covenants. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At September 30, 2023, we were in compliance with our covenants.
8. Commitments and Contingencies
Aside from the below, as of September 30, 2023, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2022 10-K.
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
Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class actions lawsuits against Google, Meta, Criteo and us, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-defendants. Four of the plaintiffs allege common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s

Confidentiality of Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act, and Unfair Competition Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General Business Law. Four of these cases were originally filed in the NDCA (Cases No. 3:23-cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge Araceli Martínez-Olguín in the NDCA. The court also set a briefing schedule for filing a single consolidated complaint, which the plaintiffs filed on May 21, 2023 (Case No. 3:23-cv-00501-AMO; the "NDCA Class Action Matter"), as well as motions to dismiss and motions to compel arbitration. In addition to the aforementioned claims, the plaintiffs in the now consolidated matter bring claims under the Illinois Consumer Fraud and Deceptive Business Practices Act, common law negligence and negligence per se, in each case, pleaded in the alternative. The plaintiffs are seeking various forms of monetary damages (such as statutory damages, compensatory damages, attorneys’ fees and disgorgement of profits) as well as injunctive relief. Briefing on the motions to dismiss and motions to compel arbitration was completed on August 24, 2023 and is scheduled to be heard on November 21, 2023. In addition, the court referred the parties to mediation and the parties have a meeting planned to discuss the mediation schedule on November 28, 2023.
In addition, on October 27, 2023, six plaintiffs filed a class action complaint (Case No. 1:23-cv-24127-BB; the “SDFL Class Action Matter”) against us in the United States District Court for the Southern District of Florida ("SDFL"). The plaintiffs alleged, on behalf of the same nationwide class as the NDCA Class Action Matter, substantially the same statutory and common law violation claims as alleged in that matter as well as claims based on the federal Electronic Communications Privacy Act, invasion of privacy under California common law and the California constitution, invasion of privacy under New Jersey's Constitution, and violations of Pennsylvania’s Wiretapping and Electronic Surveillance Control Act, Florida’s Security of Communications Act and New York’s Civil Rights Law and Stop Hack and Improve Electronic Data Security Act. The plaintiffs in the SDFL Class Action Matter seek various forms of monetary damages as well as injunctive and other unspecified equitable relief.
On October 27, 2023, we entered into a proposed settlement agreement with the plaintiffs in the SDFL Class Action Matter, on behalf of a nationwide settlement class, which provides for a payment of $13.0 million by us. On October 30, 2023, the plaintiffs in the SDFL Class Action Matter filed a motion and memorandum in support of preliminary approval of the proposed class action settlement and, on October 31, 2023, the SDFL granted preliminary approval of the proposed settlement. The proposed settlement is subject to final approval of the court and the SDFL has scheduled a final approval hearing for March 7, 2024. Members of the class have the opportunity to opt-out of the class and commence their own actions.
In response to the proposed settlement in the SDFL Class Action Matter, plaintiffs in the NDCA Class Action Matter filed (i) on November 1, 2023, a motion in the NDCA for an order to require us to cease litigation of, or alternatively file a motion to stay in, the SDFL Class Action Matter and enjoin us from seeking settlement with counsel other than plaintiffs’ counsel in the NDCA Class Action Matter; and (ii) on November 2, 2023, a motion in the SDFL for that court to allow them to intervene and appear in the SDFL action, transfer the SDFL Class Action Matter to the NDCA and reconsider and deny its preliminary approval of the proposed settlement. The SDFL has issued an order requiring the SDFL plaintiffs to, among other things, file a response to the NDCA plaintiffs' motion to intervene. Additionally, U.S. District Judge Araceli Martínez-Olguín in the NDCA issued an order for us to show cause as to why we should not be sanctioned for an alleged failure to provide notification to the NDCA of the pendency of the SDFL Class Action Matter. We filed our written response to this order on November 8, 2023. The NDCA is expected to hold a hearing on November 14, 2023.
Based on the proposed settlement agreement, we have determined that a loss is probable and have accrued a reasonable estimate of the loss of $13.0 million during the third quarter of 2023, which was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2023. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court. This pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimate.
In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We have not accrued for a loss for any other matter as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 5. Accrued Expenses and Other Current Liabilities." Loss recoveries are recognized when a loss has been incurred and the recovery is probable. See "Note 4. Prepaid Expenses and Other Current Assets."

9. Revenue
For the three and nine months ended September 30, 2023 and 2022, revenue comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Prescription transactions revenue	$135,427	$131,216	$406,874	$421,126
Pharma manufacturer solutions revenue (1)	15,897	24,499	60,662	74,519
Subscription revenue	23,240	26,450	71,261	71,545
Other revenue	5,394	5,153	14,824	15,255
Total revenue	$179,958	$187,318	$553,621	$582,445
______________________
(1)Pharma manufacturer solutions revenue for the three and nine months ended September 30, 2023 included a $10.0 million contract termination payment to a pharma manufacturer solutions client in connection with our restructuring activities, which was recognized as a reduction of revenue. See "Note 12. Restructuring Plan" for additional information.
10. Stockholders' Equity
Share Repurchases
On February 23, 2022, our Board authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024 (the "repurchase program"). Repurchases under the repurchase program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act (a "Rule 10b5-1 Plan"). This repurchase program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. As of September 30, 2023, we had $122.1 million available for future repurchases of our Class A common stock under the repurchase program.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Number of shares repurchased	1,138	2,819	4,371	8,456
Cost of shares repurchased	$7,712	$17,956	$26,149	$101,721
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

11. Basic and Diluted (Loss) Earnings Per Share
The computation of (loss) earnings per share for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income	$(38,495)	$(41,734)	$17,001	$(30,856)
Denominator:
Weighted average shares - basic	413,437	412,956	412,698	413,254
Dilutive impact of stock options, restricted stock awards and restricted stock units	—	—	3,752	—
Weighted average shares - diluted	413,437	412,956	416,450	413,254
(Loss) earnings per share:
Basic	$(0.09)	$(0.10)	$0.04	$(0.07)
Diluted	$(0.09)	$(0.10)	$0.04	$(0.07)
The following weighted average potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options, restricted stock awards and restricted stock units	52,965	34,755	27,808	28,540
12. Restructuring Plan
On August 7, 2023, our Board approved a plan to de-prioritize certain solutions under our pharma manufacturer solutions offering (the “Restructuring Plan”), which included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale. These actions are part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved profitability. The Restructuring Plan is expected to be substantially complete by the end of 2023.
The following table summarizes restructuring related costs by type incurred through September 30, 2023, and estimated remaining costs to be incurred through the end of the Restructuring Plan:

(in thousands)	Three and Nine Months Ended September 30, 2023	Estimated Remaining Costs (4)	Estimated Total Costs
Non-cash charges (1)	$23,869	$30,780	$54,649
Cash charges
Personnel related costs (2)	6,223	2,908	9,131
Client contract termination costs (3)	10,000	—	10,000
Total restructuring related costs	$40,092	$33,688	$73,780
______________________
(1)Non-cash charges principally relate to (i) amortization of certain intangible assets that have been accelerated through December 31, 2023, the date the Restructuring Plan is expected to be substantially complete; and (ii) a loss on the disposal of certain capitalized software that are not yet ready for their intended use. The accelerated amortization primarily relates to (i) developed technology and customer relationships acquired in connection with the acquisition of vitaCare; and (ii) certain in-service capitalized software. Of the estimated total costs, we expect to recognize (i) $46.7 million of accelerated amortization expense, of which $17.5 million was recognized during the three and nine months ended September 30, 2023 and presented within depreciation and amortization in the accompanying condensed consolidated statements of operations; and (ii) $7.0 million loss on the disposal of certain capitalized software not yet ready for their intended use, all of which was recognized during the three and nine months ended September 30, 2023 and presented within product development and technology in the accompanying condensed consolidated statements of operations.
(2)Cash expenditures consist of termination charges arising from severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but are not expected to provide active service, and other customary employee benefit payments in connection with a reduction in force as well as retention charges for certain other employees. During the three and nine months ended September 30, 2023, $3.2 million of these costs was recognized in cost of revenue and $1.9 million in product development and technology, with the remainder in sales and marketing and general and administrative expenses in the accompanying condensed consolidated statements of operations. In addition, the $6.2 million total incurred costs excludes a $0.9 million benefit from the reversal of previously recognized discretionary bonus accruals for certain impacted employees which is presented as a reduction of non-cash charges in the table above.
(3)Cash payment relating to the termination of certain contracts with a pharma manufacturer solutions client in connection with the Restructuring Plan, which was recognized as a reduction of revenue in the accompanying condensed consolidated statements of operations.
(4)These restructuring related charges are estimates and subject to a number of assumptions, and actual results may differ from such estimates.
The following table summarizes the activities for the restructuring related liability included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets:

(in thousands)	Personnel Related Costs
Balance at December 31, 2022	$—
Provision	6,223
Cash payments	(1,113)
Balance at September 30, 2023	$5,110
13. Subsequent Events
Net Settlement of the Performance-Vesting Founders Awards
As disclosed in Note 15 to our consolidated financial statements in our 2022 10-K, the remaining vested 15.7 million shares of Class B common stock underlying the Performance-Vesting Founders Awards (as defined therein) for our co-founders (formerly Co-Chief Executive Officers) were subject to settlement in October 2023, or earlier upon a change in control event, as defined in the agreement governing the award.
In accordance with the terms of the Performance-Vesting Founders Awards, we may withhold shares and remit income taxes on behalf of our co-founders at applicable statutory rates on the date of settlement. We refer to such settlement as net settlement. In October 2023, we net settled the remaining vested 15.7 million shares of Class B common stock underlying the Performance-Vesting Founders Awards and remitted cash consideration of $44.5 million on behalf of our co-founders to the relevant tax authorities to satisfy income tax withholding obligations. We delivered an aggregate of 7.6 million shares of our Class B common stock to our co-founders to net settle the award, after withholding an aggregate of approximately 8.1 million shares of our Class B common stock. At our co-founders' election, the delivered 7.6 million shares of our Class B common stock were converted to 7.6 million shares of our Class A common stock on the settlement date.
SDFL Class Action Matter
In October 2023, we entered into a proposed settlement agreement with the plaintiffs in the SDFL Class Action Matter. See "Note 8. Commitments and Contingencies" for additional information.

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
Overview
Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading resource for healthcare savings and information in the United States. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem; however, our financial results for the three and nine months ended September 30, 2023 have been materially impacted by certain restructuring related activities undertaken by us during 2023 and the sustained effects of certain events that occurred during 2022.
Late in the first quarter of 2022, a grocery chain took actions that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, who are one category of our customers, and whose pricing we promote on our platform (such events referred to as the grocer issue). This had a material adverse impact on our prescription transactions revenue and Monthly Active Consumers, which was partially offset by our ability to shift certain prescription transactions to other retailers. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, beginning in the second quarter of 2022, it has had and will continue to have a sustained adverse impact on our prescription transactions revenue and Monthly Active Consumers due to consumer response to updated consumer pricing and the timing and extent of returning user levels. We have not experienced, and are not aware of, PBM-pharmacy issues at any other large volume pharmacies, with the exception of the grocery chain described above, and we believe our pharmacy and PBM relationships remain strong. For additional information, please see sections entitled “Risk Factors" in our 2022 10-K and this Quarterly Report on Form 10-Q.
In addition to the above, but to a lesser extent, the acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in April 2022 also had a negative impact on our net (loss) income, net (loss) income margin, Adjusted EBITDA and Adjusted EBITDA Margin for the three and nine months ended September 30, 2023. vitaCare has a higher cost of revenue due to the operational nature of the solutions it supports and has historically generated net losses and negative Adjusted EBITDA.
On August 7, 2023, our board of directors (our "Board") approved a plan to de-prioritize certain solutions provided under our pharma manufacturer solutions offering, including vitaCare (the “Restructuring Plan”). The Restructuring Plan included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx, Inc. and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale. These actions are part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved profitability and are expected to be substantially complete by the end of 2023. Our revenue and net (loss) income for the three and nine months ended September 30, 2023 have been impacted by costs incurred due to the Restructuring Plan, which we expect will continue through the end of 2023. These restructuring activities are expected to result in approximately $18 million to $22 million of annualized run rate cash savings. The annualized run rate cash savings are estimates and subject to a number of assumptions, and actual results may differ materially. In addition, we expect the run rate cash savings to principally impact future cost of revenues. For additional information regarding the Restructuring Plan, see Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
For the three months ended September 30, 2023 as compared to the same period of 2022:
•Revenue decreased 4% to $180.0 million (which was impacted by $10.0 million of client contract termination costs incurred in connection with the Restructuring Plan) from $187.3 million;

•Adjusted Revenue increased 1% to $190.0 million (which represents revenue excluding the $10.0 million of client contract termination costs incurred in connection with the Restructuring Plan, which was recognized as a reduction of revenue) from $187.3 million;
•Net loss and net loss margin were $38.5 million and 21.4%, respectively, compared to net loss and net loss margin of $41.7 million and 22.3%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $53.5 million and 28.1%, respectively, compared to $52.0 million and 27.8%, respectively.
For the nine months ended September 30, 2023 as compared to the same period of 2022:
•Revenue decreased 5% to $553.6 million (which was impacted by $10.0 million of client contract termination costs incurred in connection with the Restructuring Plan) from $582.4 million;
•Adjusted Revenue decreased 3% to $563.6 million (which represents revenue excluding the $10.0 million of client contract termination costs incurred in connection with the Restructuring Plan, which was recognized as a reduction of revenue) from $582.4 million;
•Net income and net income margin were $17.0 million and 3.1%, respectively, compared to net loss and net loss margin of $30.9 million and 5.3%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $160.2 million and 28.4%, respectively, compared to $163.9 million and 28.1%, respectively.
Revenue, net (loss) income and net (loss) income margin are financial measures prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For a reconciliation and presentation of Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics—Non-GAAP Financial Measures" below.
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
Recent Developments
In October 2023, we net settled the remaining vested 15.7 million shares of Class B common stock underlying the Performance-Vesting Founders Awards (as defined in our 2022 10-K) and remitted aggregate cash consideration of $44.5 million on behalf of our co-founders to the relevant tax authorities to satisfy income tax withholding obligations. Additionally, in October 2023, we entered into a proposed settlement agreement with respect to an ongoing class action litigation. See Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Key Financial and Operating Metrics
We use Monthly Active Consumers, subscription plans, Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin to assess our performance, make strategic and offering decisions and build our financial projections. The number of Monthly Active Consumers and subscription plans are key indicators of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe these operating metrics reflect our scale, growth and engagement with consumers.
We exited the third quarter of 2023 with over 7 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active Consumers for the three months ended September 30, 2023 and subscribers to our subscription plans as of September 30, 2023.

Monthly Active Consumers
Monthly Active Consumers beginning with the second quarter of 2022 were impacted by the grocer issue.

	Three Months Ended
(in millions)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Monthly Active Consumers	6.1	6.1	6.1	5.9	5.8	5.8	6.4
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

	As of
(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Subscription plans	930	969	1,007	1,030	1,060	1,133	1,203
Non-GAAP Financial Measures
Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. We believe Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin are helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance.
We define Adjusted Revenue for a particular period as revenue excluding client contract termination costs associated with restructuring related activities. We exclude these costs from revenue because we believe they are not indicative of past or future underlying performance of the business.
We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on operating lease assets, restructuring related expenses, legal settlement expenses, charitable stock donation, gain on sale of business and other income or expense, net. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of Adjusted Revenue.
Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain costs that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as comparative measures.
The following table presents a reconciliation of net (loss) income and revenue, the most directly comparable financial measures calculated in accordance with GAAP, to Adjusted EBITDA and Adjusted Revenue, respectively, and presents net

(loss) income margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net (loss) income	$(38,495)	$(41,734)	$17,001	$(30,856)
Adjusted to exclude the following:
Interest income	(8,649)	(2,920)	(23,697)	(3,829)
Interest expense	14,720	9,478	41,907	22,316
Income tax (benefit) expense	(8,106)	19,463	(47,938)	12,370
Depreciation and amortization (1)	33,024	13,952	64,060	38,644
Other expense (2)	2,200	—	4,008	—
Financing related expenses (3)	—	5	—	14
Acquisition related expenses (4)	162	18,656	1,603	23,630
Restructuring related expenses (5)	22,389	5,880	22,389	6,236
Legal settlement expenses (6)	3,000	—	3,000	2,800
Stock-based compensation expense	32,646	29,038	76,042	90,820
Payroll tax expense related to stock-based compensation	580	184	1,425	1,739
Loss on operating lease assets (7)	—	—	374	—
Adjusted EBITDA	$53,471	$52,002	$160,174	$163,884
Revenue	$179,958	$187,318	$553,621	$582,445
Adjusted to exclude the following:
Client contract termination costs (8)	10,000	—	10,000	—
Adjusted Revenue	$189,958	$187,318	$563,621	$582,445
Net (loss) income margin (9)	(21.4%)	(22.3%)	3.1%	(5.3%)
Adjusted EBITDA Margin (10)	28.1%	27.8%	28.4%	28.1%
______________________
(1)Depreciation and amortization for the three and nine months ended September 30, 2023 included $17.5 million of amortization related to certain intangible assets in connection with the Restructuring Plan, which have been accelerated through December 31, 2023, the date the Restructuring Plan is expected to be substantially complete.
(2)Other expense represents the impairment loss on one of our minority equity interest investments.
(3)Financing related expenses include third-party fees related to proposed financings.
(4)Acquisition related expenses principally include costs for actual or planned acquisitions including related third-party fees, legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration.
(5)Restructuring related expenses include employee severance and other personnel related costs in connection with various workforce optimization and organizational changes that better align with our strategic goals and future scale. In connection with the Restructuring Plan, restructuring related expenses for the three and nine months ended September 30, 2023 included (i) a loss of $7.0 million relating to the disposal of certain capitalized software that were not yet ready for their intended use; (ii) net charge of $5.3 million relating to various headcount reduction and personnel initiatives; and (iii) a $10.0 million contract termination payment to a pharma manufacturer solutions client.
(6)Legal settlement expenses for the three and nine months ended September 30, 2023 represent the estimated net loss with respect to an ongoing class action litigation. Legal settlement expenses for the nine months ended September 30, 2022 represent the estimated amount accrued with respect to the Federal Trade Commission ("FTC") negotiated settlement. The estimated accrual was adjusted in the fourth quarter of 2022 to reflect the actual negotiated settlement amount of $1.5 million. See Note 8 to our condensed consolidated financial statements for additional information.
(7)Loss on operating lease assets include, as applicable for the periods presented, losses incurred relating to the abandonment or sublease of certain leased office spaces and disposal of related capitalized costs.
(8)Client contract termination costs represent a payment to a pharma manufacturer solutions client to terminate certain contracts in connection with the Restructuring Plan, which was recognized as a reduction of revenue.
(9)Net (loss) income margin represents net loss or net income, as applicable, as a percentage of revenue.
(10)Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of Adjusted Revenue.

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
•Prescription transactions revenue: Consists primarily of revenue generated from PBMs when a prescription is filled with a GoodRx code provided through our platform. The majority of our contracts with PBMs provide for fees that represent a percentage of the fees that PBMs charge to the pharmacy, and a minority of our contracts provide for a fixed fee per transaction. Our percentage of fee contracts often also include a minimum fixed fee per transaction. Certain contracts also provide that the amount of fees we receive is based on the volume of prescriptions filled each month. We expect the revenue contribution from contracts with fixed fee arrangements to remain largely stable over the medium term, and do not expect that changes in revenue contribution from fixed fee versus percentage of fee arrangements will materially impact our revenue from PBMs. Beginning in late 2022, we began to enter into direct contractual agreements with pharmacies, which generally provide for lower fees per transaction relative to prescriptions filled through our agreements with PBMs. Our contracts with pharmacies provide consumers access to discounted prices. We earn fixed fees per transaction from such pharmacies when a prescription is filled with a GoodRx code provided through our platform. We expect to increase direct contractual relationships with more pharmacies in proportion to existing contractual agreements with our PBMs in the near term. Consumer incentives principally in the form of discounts on prescription drugs processed through pharmacies that we directly contract with are recognized as a reduction of prescription transactions revenue.
•Pharma manufacturer solutions revenue: Consists primarily of revenue generated from pharma manufacturers and other customers for advertising, including integrating onto our platform their affordability solutions to our consumers, and also from prescription transaction fees generated when pharmacies fill prescriptions for products sold by pharma manufacturers via our vitaCare pharmacy services solution, net of consideration paid or payable to clients in connection with terminating pharma manufacturer solutions contracts.
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
•Product development and technology: Consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for employees involved in product development activities; costs related to third-party services and contractors related to product development, information technology and software; and allocated overhead. Product development and technology expenses are primarily driven by changes in headcount and investments to support and develop our various products. We capitalize certain qualified costs related to the development of internal-use software, which may also cause product development and technology expenses to vary from period to period. Product development and technology expenses also include, as applicable, losses associated with disposal of capitalized development costs related to internal-use software that are not yet ready for their intended use.
•Sales and marketing: Consists primarily of advertising and promotional expenses for consumer acquisition and retention including consumer (who are not our customers) discounts and incentives that are generally offered to a limited number of consumers for a limited time on a limited number of prescription drugs processed through our PBMs; as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees; costs related to third-party services and contractors; and allocated overhead. Sales and marketing expenses are primarily driven by investments to grow and retain our consumer base and may fluctuate based on the timing of our investments in consumer acquisition and retention. We continuously evaluate the impact of sales and marketing activities on our business and actively manage our sales and marketing spend, including our investments in consumer acquisition, which is largely variable, as market and business conditions change.
•General and administrative: Consists primarily of personnel costs including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal, and human resources functions; as well as professional fees; occupancy costs; other general overhead costs; and as applicable, change in fair value of contingent consideration, loss on operating lease assets, gain on sale of business, legal settlement charges, net of insurance recoveries, and charitable donations.
•Depreciation and amortization: Consists of depreciation of property and equipment and amortization of capitalized internal-use software costs and intangible assets. Our depreciation and amortization changes primarily based on changes in our property and equipment, intangible assets, and capitalized software balances and estimated useful lives.
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

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

(dollars in thousands)	Three Months Ended September 30, 2023	% of Total Revenue	Three Months Ended September 30, 2022	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$135,427	75%	$131,216	70%	$4,211	3%
Pharma manufacturer solutions revenue (1)	15,897	9%	24,499	13%	(8,602)	(35%)
Subscription revenue	23,240	13%	26,450	14%	(3,210)	(12%)
Other revenue	5,394	3%	5,153	3%	241	5%
Total revenue	179,958		187,318
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	18,721	10%	17,395	9%	1,326	8%
Product development and technology	39,611	22%	35,921	19%	3,690	10%
Sales and marketing	91,615	51%	86,215	46%	5,400	6%
General and administrative	35,317	20%	49,548	26%	(14,231)	(29%)
Depreciation and amortization	33,024	18%	13,952	7%	19,072	137%
Total costs and operating expenses	218,288		203,031
Operating loss	(38,330)		(15,713)
Other expense, net:
Other expense	(2,200)	1%	—	0%	(2,200)	n/m
Interest income	8,649	5%	2,920	2%	5,729	196%
Interest expense	(14,720)	8%	(9,478)	5%	(5,242)	55%
Total other expense, net	(8,271)		(6,558)
Loss before income taxes	(46,601)		(22,271)
Income tax benefit (expense)	8,106	5%	(19,463)	10%	27,569	(142%)
Net loss	$(38,495)		$(41,734)
______________________
(1)Pharma manufacturer solutions revenue for the three and nine months ended September 30, 2023 included a $10.0 million contract termination payment to a pharma manufacturer solutions client in connection with our Restructuring Plan, which was recognized as a reduction of revenue. See Note 12 to our condensed consolidated financial statements for additional information.
Revenue
Prescription transactions revenue increased $4.2 million, or 3%, year-over-year, primarily driven by a 5% increase in the number of our Monthly Active Consumers, partially offset by lower fees per transaction as a result of our ongoing shift to direct contractual agreements with pharmacies and an increase in our consumer incentives programs pertaining to transactions processed through pharmacies that we directly contracted with, which were recognized as a reduction of revenue. We expect a modest trend of lower fees per transaction in the near term as we continue to focus on increasing the volume of transactions processed through pharmacies that we directly contract with, which, in general, do and may in the future provide lower pricing relative to transactions processed through our PBMs.
Pharma manufacturer solutions revenue decreased $8.6 million, or 35%, year-over-year, primarily driven by a $10.0 million contract termination payment to a client in connection with the Restructuring Plan, which was recognized as a reduction of revenue, partially offset by organic growth. We expect the results of the de-prioritization of certain solutions under our pharma manufacturer solutions offering in connection with the Restructuring Plan will have a sustained adverse impact on our pharma manufacturer solutions revenue in the medium term.
Subscription revenue decreased $3.2 million, or 12%, year-over-year, primarily driven by a decrease in the number of subscription plans largely due to the sunset of Kroger Savings, resulting in 930 thousand subscription plans as of

September 30, 2023 compared to 1,060 thousand as of September 30, 2022, as well as a change in the sales mix of Gold subscription plans to more single-user plans and away from family plans leading to a lower price per subscription plan. We do not believe the grocer issue materially impacted subscription revenue through the third quarter of 2023.
Other revenue increased 5% year-over-year. We do not believe the expected sunset of Kroger Savings in July 2024 will have a material impact on our future revenue and financial results.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $1.3 million, or 8%, year-over-year, primarily due to personnel related costs arising from the Restructuring Plan.
Product development and technology
Product development and technology expenses increased $3.7 million, or 10%, year-over-year, primarily driven by a $7.6 million loss on the disposal of certain capitalized software that were not yet ready for their intended use, principally in connection with the Restructuring Plan. The impact from this loss was partially offset by a $4.0 million decrease in payroll and related costs due to lower average headcount and higher capitalization of certain qualified costs related to the development of internal-use software.
Sales and marketing
Sales and marketing expenses increased $5.4 million, or 6%, year-over-year, primarily driven by a $3.3 million increase in payroll and related costs, principally from higher stock-based compensation expense due to changes in our employee composition, a $2.5 million increase in third-party marketing and related support services and a $1.4 million increase in advertising expenses. The impact from these drivers was partially offset by a $2.2 million decrease in promotional expenses substantially in the form of consumer discounts pertaining to transactions processed through our PBMs.
General and administrative
General and administrative expenses decreased $14.2 million, or 29%, year-over-year, primarily driven by a $16.6 million change in fair value of contingent consideration in 2022 related to the vitaCare acquisition and a $5.6 million decrease in stock-based compensation expense related to awards granted to our co-founders (the "Founders Awards") in connection with our initial public offering ("IPO") in 2020. The impact from these drivers was partially offset by a net $3.0 million estimated legal settlement loss recognized during the third quarter of 2023 with respect to an ongoing class action litigation (see Note 8 to our condensed consolidated financial statements), a $3.0 million increase in payroll and related expenses, principally driven by stock-based compensation expense related to a stock option award granted to our Interim Chief Executive Officer in the second quarter of 2023, as well as a $2.4 million increase in professional fees.
Depreciation and amortization
Depreciation and amortization expenses increased $19.1 million, or 137%, year-over-year, primarily driven by $17.5 million of amortization related to certain intangible assets in connection with the Restructuring Plan, which have been accelerated through December 31, 2023, the date the Restructuring Plan is expected to be substantially complete.
Other Expense
Other expense increased by $2.2 million year-over-year, due to an impairment loss on one of our minority equity interest investments.
Interest Income
Interest income increased by $5.7 million year-over-year primarily due to higher interest rates earned on cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense increased by $5.2 million, or 55%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.

Income Taxes
For the three months ended September 30, 2023, we had an income tax benefit of $8.1 million compared to income tax expense of $19.5 million for the three months ended September 30, 2022 and an effective income tax rate of 17.4% and (87.4%), respectively. The year-over-year change in our income taxes was primarily due to the changes in our estimated annual effective income tax rate year-over-year from the tax effects of our valuation allowance previously maintained against our net deferred tax assets in excess of tax amortizable goodwill. For information regarding our valuation allowance analysis, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes—Valuation of Deferred Tax Assets" included elsewhere in this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

(dollars in thousands)	Nine Months Ended September 30, 2023	% of Total Revenue	Nine Months Ended September 30, 2022	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$406,874	73%	$421,126	72%	$(14,252)	(3%)
Pharma manufacturer solutions revenue (1)	60,662	11%	74,519	13%	(13,857)	(19%)
Subscription revenue	71,261	13%	71,545	12%	(284)	0%
Other revenue	14,824	3%	15,255	3%	(431)	(3%)
Total revenue	553,621		582,445
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	51,755	9%	47,719	8%	4,036	8%
Product development and technology	103,804	19%	106,367	18%	(2,563)	(2%)
Sales and marketing	247,577	45%	273,503	47%	(25,926)	(9%)
General and administrative	95,144	17%	116,211	20%	(21,067)	(18%)
Depreciation and amortization	64,060	12%	38,644	7%	25,416	66%
Total costs and operating expenses	562,340		582,444
Operating (loss) income	(8,719)		1
Other expense, net:
Other expense	(4,008)	1%	—	0%	(4,008)	n/m
Interest income	23,697	4%	3,829	1%	19,868	519%
Interest expense	(41,907)	8%	(22,316)	4%	(19,591)	88%
Total other expense, net	(22,218)		(18,487)
Loss before income taxes	(30,937)		(18,486)
Income tax benefit (expense)	47,938	9%	(12,370)	2%	60,308	(488%)
Net income (loss)	$17,001		$(30,856)
______________________
(1)Pharma manufacturer solutions revenue for the three and nine months ended September 30, 2023 included a $10.0 million contract termination payment to a pharma manufacturer solutions client in connection with our Restructuring Plan, which was recognized as a reduction of revenue. See Note 12 to our condensed consolidated financial statements for additional information.
Revenue
Prescription transactions revenue decreased $14.3 million, or 3%, year-over-year, primarily driven by the grocer issue described above, as well as lower fees per transaction as a result of our ongoing shift to direct contractual agreements with pharmacies, partially offset by a 2% increase in the number of our Monthly Active Consumers.
Pharma manufacturer solutions revenue decreased $13.9 million, or 19%, year-over-year, primarily driven by a $10.0 million contract termination payment to a client in connection with the Restructuring Plan, as well as by our increased focus on prioritizing service arrangements with high levels of recurring revenue potential relative to the prior year and moderation in spending across pharma manufacturers. vitaCare, an acquisition completed in April 2022, provided an increase of $4.2 million in revenue contribution for the nine months ended September 30, 2023 compared to the same period of 2022.
Subscription revenue stayed relatively flat year-over-year, primarily driven by a decrease in the number of subscription plans largely due to the sunset of Kroger Savings, resulting in 930 thousand subscription plans as of September 30, 2023 compared to 1,060 thousand as of September 30, 2022, offset by the effects of the pricing increase for Gold subscribers in the first half of 2022.
Other revenue decreased 3% year-over-year. Other than revenue from vitaCare relative to pharma manufacturer solutions revenue, our acquisitions individually and in the aggregate did not materially contribute to the change in our revenue for the nine months ended September 30, 2023 compared to the same period of 2022. For expected revenue trends, see our discussion and analysis above for the three months ended September 30, 2023 compared to the same period of 2022.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $4.0 million, or 8%, year-over-year, primarily driven by a $4.9 million increase in personnel related costs principally due to the Restructuring Plan as well as allocated overhead due to higher average headcount, largely as a result of our acquisition of vitaCare in April 2022. The impact from these drivers was partially offset by a $2.3 million decrease in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.
Product development and technology
Product development and technology expenses decreased $2.6 million, or 2%, year-over-year, primarily driven by a $10.1 million decrease in payroll and related costs due to lower average headcount and higher capitalization of certain qualified costs related to the development of internal-use software. The impact from these drivers was partially offset by a $7.6 million loss on the disposal of certain capitalized software that were not yet ready for their intended use principally in connection with the Restructuring Plan.
Sales and marketing
Sales and marketing expenses decreased $25.9 million, or 9%, year-over-year, primarily driven by a $35.6 million decrease in advertising expenses and a $9.2 million decrease in payroll and related costs principally due to a reversal of previously recognized stock-based compensation expense as certain performance milestones were no longer probable of being met, lower average headcount and the reduction in force in August 2022. The impact from these drivers was partially offset by a $10.7 million increase in third-party marketing and related support services as well as a $7.0 million increase in promotional expenses substantially in the form of consumer discounts.
General and administrative
General and administrative expenses decreased $21.1 million, or 18%, year-over-year, primarily driven by a $16.9 million change in fair value of contingent consideration in 2022 related to the vitaCare acquisition, a $18.9 million decrease in stock-based compensation expense related to the Founders Awards and a $2.8 million estimated legal settlement accrual recognized in the second quarter of 2022 with respect to the then-pending FTC investigation. The impact from these drivers was partially offset by a $14.3 million increase in payroll and related expenses, principally due to changes in our employee composition and increased equity grants to existing and new employees in the nine months ended September 30, 2023 relative to the same period of 2022, as well as a net $3.0 million estimated legal settlement loss recognized during the third quarter of 2023 with respect to an ongoing class action litigation (see Note 8 to our condensed consolidated financial statements).
Depreciation and amortization
Depreciation and amortization expenses increased $25.4 million, or 66%, year-over-year, primarily driven by $17.5 million of amortization related to certain intangible assets in connection with the Restructuring Plan, which have been accelerated through December 31, 2023, the date the Restructuring Plan is expected to be substantially complete. The year-over-year change in depreciation and amortization was further driven by higher amortization due to higher capitalized costs for platform improvements and the introduction of new products and features.

Other Expense
Other expense increased by $4.0 million year-over-year, due to impairment losses on one of our minority equity interest investments.
Interest Income
Interest income increased by $19.9 million year-over-year, primarily due to higher interest rates earned on cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense increased by $19.6 million, or 88%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.
Income Taxes
For the nine months ended September 30, 2023, we had an income tax benefit of $47.9 million compared to income tax expense of $12.4 million for the nine months ended September 30, 2022 and an effective income tax rate of 155.0% and (66.9%), respectively. The year-over-year change in our income taxes was primarily due to the discrete release of our valuation allowance on beginning of year deferred tax assets in the three months ended June 30, 2023 and changes in our estimated annual effective income tax rate year-over-year from the tax effects of our valuation allowance previously maintained against our net deferred tax assets in excess of tax amortizable goodwill. The impact from these drivers was partially offset by a decrease in our excess stock benefits from our equity awards. For information regarding our valuation allowance analysis, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes—Valuation of Deferred Tax Assets" included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are expected to be our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility which expires on October 11, 2024. As of September 30, 2023, we had cash and cash equivalents of $794.9 million and $90.8 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, see Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
As of September 30, 2023, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 10-K. Based on current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. Our future capital requirements will depend on many factors, including the growth of our business, the timing and extent of investments, sales and marketing activities, and many other factors as described in sections entitled “Risk Factors” of our 2022 10-K and this Quarterly Report on Form 10-Q.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangement contains covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of September 30, 2023. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note 17 to our consolidated financial statements included in our 2022 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$122,424	$114,901
Net cash used in investing activities	(42,894)	(211,784)
Net cash used in financing activities	(41,790)	(115,440)
Net change in cash and cash equivalents	$37,740	$(212,323)
Net cash provided by operating activities
Net cash provided by operating activities consist of net income or loss adjusted for certain non-cash items and changes in assets and liabilities. The $7.5 million increase in net cash provided by operations during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to an increase of $47.9 million from the year-over-year change from net loss to net income and a net decrease of $11.1 million in cash outflow from changes in operating assets and liabilities, offset by a net decrease of $51.4 million in non-cash adjustments. The net decrease in non-cash adjustments was primarily driven by changes in deferred income tax year-over-year as a result of the discrete release of our valuation allowance in the second quarter of 2023, a year-over-year decrease in stock-based compensation expense due to the Founders Awards and a decrease in the change in fair value of contingent consideration that was recognized in 2022. The impact from these drivers was partially offset by losses on disposal of capitalized software that were not yet ready for their intended use and minority equity interest investment, as well as an increase in depreciation and amortization due to amortization of certain intangible assets that were accelerated in 2023 as a result of the Restructuring Plan. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments of accounts payable and accrued expenses and collections of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities primarily consist of cash used for acquisitions and investments, software development costs and capital expenditures. The $168.9 million decrease in net cash used in investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to a $171.9 million decrease in cash paid for acquisition of businesses and minority equity interest investments in privately-held companies.
Net cash used in financing activities
Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options and from our employee stock purchase plan. The $73.7 million decrease in net cash used in financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to a decrease of $75.6 million for repurchases of our Class A common stock.
Recent Accounting Pronouncement
See Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on a new accounting standard adopted in 2023.
Critical Accounting Policies and Estimates
Except as noted below, during the nine months ended September 30, 2023, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 10-K.
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
As of June 30, 2023, we determined that it was more likely than not that our net deferred tax assets would be realized. Positive evidence reviewed included sustained tax profitability, which was objective and verifiable, and anticipated future earnings. The sustained trend of tax profitability realized began in 2022 and continued through the first half of 2023. Additional positive evidence reviewed included (i) stock options granted will expire 10 years from the date of grant if unexercised; and (ii) an indefinite carryforward period for certain deferred tax assets. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. Accordingly, we released $55.9 million of our valuation allowance as a discrete tax benefit during the three months ended June 30, 2023.
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
We apply judgment to consider the relative impact of negative and positive evidence and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. For the nine months ended September 30, 2023, we continued to experience tax profitability and anticipate future earnings. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the sustained tax profitability achieved since 2022, which was objectively verifiable, and anticipated future earnings, we continued to believe that a valuation allowance against the majority of our net deferred tax assets was not required as of September 30, 2023. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations, and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to operate more efficiently and control costs, from time to time, we announce restructuring plans and other cost savings initiatives, which include workforce reductions as well as re-balancing of products and services to align with our business strategy. These plans are intended to generate, among other things, operating expense savings and improved margins and profitability. For example, in August 2022, we implemented a reduction in force affecting employees of our wholly-owned subsidiary GoodRx, Inc.’s workforce in order to consolidate functions and eliminate or reduce investment in areas of lower focus. Additionally, in August 2023, our Board approved a plan to de-prioritize certain solutions under our pharma manufacturer solutions offering, which included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx, Inc. and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale. We expect to generate approximately $18.0 million to $22.0 million of annualized run rate cash savings as a result of the actions taken under the plan.
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
There have been no material changes in the expected use of the net proceeds from our IPO as described in our Registration Statement. As of September 30, 2023, we estimated we had used approximately $244.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business; and (ii) $80.0 million for the repurchases of our Class A common stock. As of September 30, 2023, we had $642.5 million remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
July 1 -31	—	$—	—	$—
August 1 - 31	1,137,531	$6.78	1,137,531	$122,130
September 1 - 30	—	$—	—	$—
Total	1,137,531		1,137,531
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2023, other than as described below for Romin Nabiey, our Chief Accounting Officer, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).
On August 11, 2023, Romin Nabiey, our Chief Accounting Officer, early terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan was originally adopted on March 3, 2023 for the sale of up to 137,398 shares of our Class A common stock until June 7, 2024.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1†	Fourth Amendment to First Lien Credit Agreement, dated July 7, 2023	10-Q	001-39549	10.6	8/9/23

10.2†	Separation Agreement & Release, by and among GoodRx Holdings, Inc., GoodRx, Inc. and Babak Azad, dated July 19, 2023	8-K	001-39549	10.1	7/27/23

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GOODRX HOLDINGS, INC.

Date: November 9, 2023	By:	/s/ Scott Wagner
Scott Wagner
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2023	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)