Form 10-K
period 2023-12-31
GoodRx Holdings, Inc.
filed 2024-02-29
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____.
Commission File Number: 001-39549
__________________________________________________
GoodRx Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________

Delaware	47-5104396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Olympic Boulevard Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 268-2822
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	GDRX	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $423.9 million.
As of February 20, 2024 the registrant had 93,265,744 shares of Class A common stock, $0.0001 par value per share, and 301,731,628 shares of Class B common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

Glossary of Selected Terminology
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “GoodRx,” and similar references refer to GoodRx Holdings, Inc. and its consolidated subsidiaries.
•“Co-Founders” refers to Trevor Bezdek, our Chairman and a director of the Company, and Douglas Hirsch, our Chief Mission Officer and a director of the Company.
•“consumers” refer to the general population in the United States that uses or otherwise purchases healthcare products and services. References to “our consumers” or “GoodRx consumers” refer to consumers that have used one or more of our offerings.
•“discounted price” refers to a price for a prescription provided on our platform that represents a negotiated rate provided by one of our PBM partners at a retail pharmacy or under a direct contract with one of our partner pharmacies. Through our platform, our discounted prices are free to access for consumers by saving a GoodRx code to their mobile device for their selected prescription and presenting it at the chosen pharmacy. The term “discounted price” excludes prices we may otherwise source, such as prices from patient assistance programs for low-income individuals and Medicare prices, and any negotiated rates offered through our subscription offerings: GoodRx Gold (“Gold”), and Kroger Rx Savings Club powered by GoodRx (“Kroger Savings”).
•“Francisco Partners” refers to investment funds associated with Francisco Partners, including Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P.
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
•“Monthly Visitors” refers to the number of individuals who visited our apps and websites in a given calendar month. Visitors to our apps and websites are counted independently. As a result, a consumer that visits or engages with our platform through both apps and websites will be counted multiple times in calculating Monthly Visitors, while family members who use a single computer to visit our websites will be counted only once. Additionally, Monthly Active Consumers who use a GoodRx code without accessing our apps or websites (since their GoodRx codes were saved in their profile at the pharmacy), will not be counted as Monthly Visitors. When presented for a period longer than a calendar month, Monthly Visitors is averaged over each calendar month in such period.
•"Partner pharmacies" refers to select licensed pharmacies with whom we have direct contractual agreements.
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
•“Silver Lake” and similar references refer to investment funds associated with Silver Lake Partners, including SLP Geology Aggregator, L.P.
•“Spectrum” refers to investment funds associated with Spectrum Equity, including Spectrum Equity VII, L.P., Spectrum VII Investment Managers’ Fund, L.P., Spectrum VII Co-Investment Fund, L.P.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, our value proposition, our collaborations and partnerships with third parties, including our integrated savings program, our direct contracting approach with select pharmacies, anticipated impacts of the de-prioritization of certain solutions under our pharma manufacturer solutions offering and our cost savings initiatives, the sunset of the Kroger Savings program, the impact of a grocery chain not accepting PBM pricing ("grocer issue") on our future results of operations, stock compensation, our new stock repurchase program, realizability of deferred tax assets, potential outcomes and estimated impacts of certain legal proceedings, business strategy, our plans, market opportunity and growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Additionally, any discussion of certain environmental, social and governance (“ESG”) assessments, goals and relevant issues in our filings with the Securities and Exchange Commission (the “SEC”), including this filing, or other locations, such as our corporate website, is informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not be, and should not be interpreted as necessarily being, “material” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For additional information, please see Part I, Item 1A, “Risk Factors – The increasing focus on ESG initiatives could increase our costs, harm our reputation and adversely impact our financial results.”
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
•Risks related to our limited operating history and early stage of growth could materially adversely impact our business, financial condition, and results of operations;
•We may be unsuccessful in achieving broad market education and changing consumer purchasing habits;
•We may be unable to continue to attract, acquire and retain consumers, or may fail to do so in a cost-effective manner;
•We rely significantly on our prescription transactions offering and may not be successful in expanding our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry;
•Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants;
•We generally do not control the categories and types of prescriptions for which we can offer savings or discounted prices;
•We rely on a limited number of industry participants;
•We operate in a very competitive industry and we may fail to effectively differentiate our offerings and services from those of our competitors, which could impair our ability to attract and acquire new consumers and retain existing consumers;
•A pandemic, epidemic or outbreak of an infectious disease in the United States, such as COVID-19, has and could in the future adversely impact our business;
•Our estimated addressable market is subject to inherent challenges and uncertainties. If we overestimate the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited;
•We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
•We may be unable to successfully respond to changes in the market for prescription pricing, and may fail to maintain and expand the use of GoodRx codes through our apps and websites;
•We may be unable to maintain a positive perception regarding our platform or maintain and enhance our brand;
•We are obligated to maintain effective internal control over financial reporting and any failure to maintain effective internal controls may cause us to not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock;
•Use of social media, emails and text messages may adversely impact our reputation, subject us to fines or other penalties or be an ineffective source to market our offerings;
•We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations;

•Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations;
•Our business relies on email, mail and other messaging channels and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business;
•We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act;
•Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations;
•Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited;
•We may be unable to realize expected benefits from our restructuring and cost reduction efforts and our business might be adversely affected;
•We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed;
•We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us;
•Restrictions in our debt arrangements could adversely affect our operating flexibility, and failure to comply with any of these restrictions could result in acceleration of our debt;
•Our business depends on network and mobile infrastructure and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays and loss of consumers;
•We depend on our relationships with third parties and would be adversely impacted by system failures or other disruptions in the operations of these parties;
•Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate revenues and could adversely affect our ability to collect proprietary data on consumer behavior;
•We are subject to a series of risks related to climate change;
•The increasing focus on environmental, social and governance initiatives could increase our costs, harm our reputation and adversely impact our financial results;
•Risks related to our intellectual property could materially adversely impact our business, competitive position, financial condition, and results of operations;
•Risks related to the healthcare industry could materially adversely impact our business, financial condition, and results of operations;
•Risks related to our organizational structure, including agreements and relationships with significant stockholders, could materially adversely impact our business, financial condition and results of operations;
•We are, and may become in the future, subject to various legal proceedings and claims that arise in or outside the ordinary course of business, which may require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock; and
•We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

PART I
Item 1. Business.
Overview
Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading, consumer-focused digital healthcare platform in the United States.
GoodRx was founded to solve the challenges that consumers face in understanding, accessing, and affording healthcare. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. This price comparison platform processes over 320 billion pricing data points every day and integrates that data into a user-friendly interface which provides consumers with curated, geographically relevant prescription pricing, and access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States.
Today, we believe our expanded platform improves the health and financial well-being of American families by providing easy access to price transparency and affordability solutions for generic and brand medications both for consumers and healthcare providers, other healthcare services, including telehealth services, and wellness related content. We believe that our offerings provide significant savings to consumers, and can help drive greater medication awareness, access and adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders.
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
Industry Challenges
Despite the approximately $4.5 trillion U.S. healthcare market being one of the largest sectors of the U.S. economy, it remains opaque and highly fragmented for consumers. Even simple healthcare transactions, such as finding a doctor or filling a prescription at an affordable price, are often difficult. This can lead to confusion, inefficiency and unneeded additional costs for consumers and the healthcare system. The pharmacy is the de-facto “front door” to American healthcare, with frequent consumer interaction and engagement. However, finding affordable prices for prescriptions is complicated by a lack of price transparency, a confusing reimbursement and insurance landscape and a fragmented marketplace in which the list prices for the same medication can vary significantly across pharmacies. We believe that these challenges are driven in part by a lack of solutions that enable consumers to easily search, discover and access the product or service that they need at an affordable price. Consumer-focused technology solutions are essential in healthcare given that the stakes involve peoples’ health and lives.
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
We believe this market opportunity is substantial and estimate the total addressable market ("TAM") for our primary solutions to be between $534 billion and $607 billion. This includes a $515 billion to $588 billion prescription opportunity, which is inclusive of our estimated value of prescriptions that are written but not filled, and a $19 billion pharma manufacturer solutions opportunity.
Prescription Opportunity
We started our business with a focus on the U.S. prescriptions market. The majority of the utilization of our platform relates to generic medications. We also enable consumers to save on brand medications. We believe that the prices available through our platform are highly competitive, for both insured and uninsured consumers, and our platform enables consumers to save on prescription medications regardless of whether the consumer is insured or not. We believe we can drive significant growth in our prescription opportunity through our ability to continue to provide attractive prescription pricing to consumers.

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
Our value proposition by stakeholder is described below:
•Consumers: Our platform provides consumers with a variety of mobile-first offerings designed to make their access to healthcare simple and more affordable. These solutions increase medication adherence, reduce strain on hospital emergency departments and physicians, and improve health outcomes.
◦Our prescription transactions offering, part of our prescription marketplace, provides curated, geographically relevant price comparisons and negotiated prices on prescriptions that generate substantial savings to our consumers. Our negotiated prices for prescriptions are often cheaper than the average commercial insurance co-pays. Access to discounted prices is free for consumers through our platform.
◦Our subscription offerings, part of our prescription marketplace, provide consumers and their families with access to even lower prescription prices on select medications in select pharmacies for a monthly or annual subscription fee. Gold also provides mail delivery and discounted access to our GoodRx Care telehealth services at no additional cost.
◦Our pharma manufacturer solutions offering provides advertising and integrated consumer affordability solutions to pharma manufacturers with the goal of improving access to and affordability of brand medications for consumers.
◦Our platform provides educational resources to help inform consumers about their healthcare. We provide consumers with expert medication information, as well as pricing and coverage information made possible through our robust data sources and staff of experienced researchers. We launched GoodRx Health in 2021 to make it easier for consumers to find the healthcare answers they need.
•Healthcare Professionals: Physicians and other healthcare professionals are motivated to help patients, and, increasingly, are judged by patient outcomes. We help these healthcare professionals improve patient outcomes by encouraging medication adherence and providing a consumer-friendly service. In addition, our enhanced Provider Mode released in 2022, as part of our GoodRx for Providers platform initially launched in 2021, provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey. Further, we are able to integrate our pricing information and GoodRx codes directly into Electronic Health Record (“EHR”) systems, enabling healthcare professionals to provide prices from our platform directly to their patients at the point of prescribing, including via EHR-sent text messages and emails. We help physicians engage with patients more efficiently through our products and services.
•Healthcare Companies: PBMs, pharmacies and pharma manufacturers use our platform to reach and provide affordability solutions to consumers. We play a valuable role within the healthcare ecosystem by aggregating, normalizing, and presenting information from all of these constituents on a single platform for the consumer. Through the deep relationships that we have developed with these stakeholders over many years, we are able to continually improve our offerings and achieve better pricing outcomes for consumers.
◦Pharmacy Benefit Managers: PBMs aggregate consumer demand to negotiate prescription medication prices with pharmacies and manufacturers. PBMs aggregate most of their demand through relationships with insurance companies and employers. However, nearly all PBMs also have consumer direct or cash network pricing that they negotiate with pharmacies for consumers who choose to purchase prescriptions outside of insurance. We provide a platform through which PBMs can drive incremental volume to these networks by offering their discounted prices to our consumers. We expand the market for PBMs by increasing their cash network transaction volumes and by adding new consumers to the overall prescriptions market, many of whom, both insured and uninsured, would otherwise not fill their prescriptions because of high deductibles or prices. We believe that, for many of our PBM partners, we are their only significant direct-to-consumer channel. To date, no PBM has terminated a relationship with GoodRx, Inc., which highlights the strength of our relationships alongside the value we deliver.
◦Pharmacies: With GoodRx, pharmacies can reduce ‘walk away’ patients and prescriptions abandoned at the counter due to high cost, and can also increase overall sales through additional foot-traffic. We work closely with pharmacies to ensure that pharmacists are educated on how to use our apps and websites, and know how to apply GoodRx codes at the point of sale. Additionally, we enter into direct contractual agreements with select pharmacies to provide consumers access to discounted prices and further drive incremental sales to these partner pharmacies. Consumers can use GoodRx at nearly every retail pharmacy in the United States.
◦Pharma Manufacturers: Brand medications tend to be more expensive than generics, and insurance coverage is complicated. GoodRx works with pharma manufacturers to advertise, integrate and enhance consumer awareness, access and uptake of their various savings solutions for brand medications, increasing the likelihood that a consumer will start or continue to take their prescribed medication.
Our Offerings
Prescription Marketplace
Our prescription marketplace consists of our prescription transactions offering and our supplemental subscription and telehealth offerings. Through our GoodRx Care platform, we offer consumers access to telehealth visits on a cash-pay basis outside of insurance. We believe our telehealth offering principally enhances the accessibility of our prescription transactions and subscription offerings for consumers.
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
As we help more consumers save money on their medications and drive additional traffic through various PBMs, we increase our scale, which we believe over time leads to lower prices for our consumers. We have steadily increased the number of PBMs with which we work over time. To date, no PBM has terminated a relationship with GoodRx, Inc. Even if a contract with a PBM were to be terminated, many of our contracts require the PBM to continue to pay us for activity by consumers originally directed to their pricing by us, even subsequent to the contract termination. The ongoing payment obligation can continue for so long as the underlying PBM-specific pricing is used, or for certain partners, for a specified multi-year period, depending on the terms of our contract with the PBM. Throughout our history, we have been able to help our consumers realize increased savings. PBM mix and relative share on our platform has varied over time as we have added new PBMs and as certain PBMs have delivered more or less favorable pricing relative to other PBMs. Even as the mix has changed, we have continued to grow the number of pricing data points processed by our platform and deliver a strong value proposition to our consumers. We believe that our sources of pricing are sufficiently broad and robust that the loss of any one PBM or other healthcare partner would generally result in minimal disruption in our ability to provide competitive discounts and pricing. Although the majority of our pricing information comes from PBMs, we also collect pricing data points from other sources. Starting in 2023, we commenced operation of our integrated savings programs, which integrates our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. Eligible plan members only need to utilize their existing benefit card at their preferred in-network pharmacy to benefit from our discounts and pricing, with no further action required.
In 2022, we began to enter into direct contractual agreements with select pharmacies to complement the existing contractual agreements with our PBM partners. We believe our hybrid approach will help us build stronger lines of communication and stronger relationships with our retailers by helping drive traffic and margin while continuing to deliver great affordability to consumers. Our direct agreements with partner pharmacies enable us to negotiate more competitive prescription prices offered at these pharmacies and therefore provide an additional source of pricing information to be displayed on our platform, creating pricing transparency and value for consumers. We receive a fixed or variable fee from our partner pharmacy as compensation for processing the consumer's claim at the point of sale.
Subscription Offerings
Our subscription offerings provide additional benefits to consumers of our prescription transactions offering. We leverage our relationships across the healthcare ecosystem and our product expertise to provide subscribers with even greater savings and convenience at select pharmacies. Our subscription offerings are designed to be easy to use and provide subscribers with added benefits and features, such as increased discounts on prescription prices, discounted virtual care visits, and free home delivery on eligible medications.
•Gold: We offer a subscription savings program whereby subscribers generally pay a monthly or annual fee for access to even lower prices in select participating pharmacies amongst other benefits, including a mail delivery feature.
•Kroger Savings: We partner with Kroger, one of the largest retail pharmacies in the United States, to offer a tailored subscription product to Kroger consumers for an annual fee, a portion of which we share with Kroger. Subscribers access lower prescription prices at Kroger pharmacies. We manage key aspects of the program, including subscriber registration, consumer billing, transaction processing and marketing services under an agreement where subscribers were able to enroll in the Kroger Savings through July 1, 2023 in order to continue to fully serve enrolled consumers through the expected sunset of the program in July 2024.
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
We believe our pharma manufacturer solutions offering delivers a product that both increases overall consumer satisfaction and drives incremental consumer lifetime value at a low incremental cost to us.
We expect to grow this offering through further engagement with pharma manufacturers. We believe this offering can deliver incremental margin as we deploy these solutions across our existing base of consumers and visitors.
Sales & Marketing
Consumers come to our platform organically and also through our sales and marketing initiatives. The GoodRx brand benefits from word-of-mouth recommendations to consumers from friends, healthcare professionals and pharmacists, as well as press coverage, which drives significant unpaid traffic to our apps and websites.
In addition to organic consumer acquisition, our sales and marketing efforts are designed to bring new consumers onto our platform for the first time and to re-engage existing consumers. We acquire new consumers through a variety of channels, including: (i) direct to consumer marketing which includes TV, paid search or other digital campaigns; (ii) marketing through healthcare partnerships which includes marketing materials in physician offices and integrating pricing from our platform into EHR providers' prescribing workflows so that healthcare professionals can provide prices from our platform to their patients at the point of prescribing; (iii) marketing through partnerships with other affiliates to distribute our discounts and solutions to a broader target audience outside of the healthcare ecosystem; and (iv) through content creation which increases traffic to the GoodRx apps and websites such as from GoodRx Health, which provides visitors with thousands of articles with research-backed answers to health questions and provides us with more opportunities to convert visitors to active consumers. We have and may in the future offer incentives to certain consumers that further reduce discounted prices offered on our platform for a limited time and on a limited number of prescription drugs to attract new and re-engage existing consumers.
We believe that we still have significant opportunities to improve our unaided awareness, to build our brand, as well as to scale existing marketing channels, and unlock new ones.
We also deploy a variety of consumer retention tools on our platform, such as savings information retained in pharmacy databases so consumers do not have to re-present GoodRx codes, providing alerts and refill reminders to consumers and links to our other offerings to improve consumer's overall experience using our platform, and strong consumer support and patient advocacy services to help consumers understand how best to afford their medication.
Our Technology
The key elements of our technology include:
•Proprietary Pricing Engine: Our price ingestion technology enables us to link with multiple sources spanning the healthcare industry. In addition, we have proprietary patented technology related to collecting and normalizing prices from multiple PBMs and presenting them using a single consumer interface.
•Constant Data Refresh: Displaying our prescription- and location-specific list of prices to each consumer in near real-time requires the rapid processing of a significant amount of data, the use of complex predictive models, and sophisticated software programming and design.
•Living Database: Our dataset becomes more comprehensive and accurate with every prescription filled. We use our proprietary algorithms to create actionable insights and continuously improve our consumer experience. Our database is central to the value that we provide to our consumers through accurate pricing and improved recommendations. We refer to our data as “living,” meaning that it is dynamic and continually being updated or refined.
•Artificial Intelligence/Machine Learning: Our engine is also able to learn from and react to changes in prescribing habits or to ensure that consumers are selecting the accurate dosing or form of a given medication. For example, our engine will automatically show the most common dose of a given medication. We also take into account pharmacy-level dispensing patterns that may impact the price of a medication, such as when two pharmacy locations that are part of the same pharmacy chain dispense the same medication, but source the medication from different manufacturers.
•Scalable: Our digital platform is cloud native, scalable and reliable. We leverage major third-party cloud and data service providers and have built a modular system of services on top of this infrastructure.
•Secure: Trust is critical to our relationship with both our consumers and our partners and we take security and privacy very seriously. We implement security procedures and policies informed by various industry-standard frameworks. Our operations are audited annually as part of a SOC2 audit, based on principles developed by the American Institute of Certified Public Accountants and we have obtained SOC2 certification with respect to our prescription transactions offering and subscription offerings. In addition, our security is tested through our bug-bounty program. We continue to expand our team and solutions to address emerging risks and changes in the threat landscape.
Our Growth Strategy
The key elements of our growth strategy include:
•Continue to Attract New Consumers: We believe that we have a significant opportunity to serve all Americans. By growing awareness of our existing offerings and through the extension of our platform into many of the other areas of healthcare that lack price transparency and consumer empowerment, we believe that we can address an increasingly larger portion of the healthcare market in the United States and fill more gaps across the healthcare journey for our consumers.
•Continue to Facilitate Existing GoodRx Consumers’ Adoption of Multiple GoodRx Offerings: We aim to increase the number of our monetization channels used by our existing consumers. We believe that this will result in higher consumer satisfaction and be accretive to our consumer lifetime value and to our margins in the medium to long term, without significant additional consumer acquisition costs.
•Continue to Build the GoodRx Brand: We believe that there are significant opportunities to increase awareness and educate healthcare consumers regarding prescription pricing, as well as our platform and solutions. As we continue to build our brand, we anticipate that many of the consumers who do not fully understand prescription pricing, or that are not aware of tools such as our platform, will begin using our platform.
•Invest in Product Offerings: We plan to continue to invest in and scale our range of product offerings to better address the needs of consumers, provide them with better pricing, and improve their overall healthcare journey. We have a multi-prong approach for this strategy which includes:
◦Pharma Manufacturer Solutions Offering: We believe our trusted brand, large volume of high intent consumers and easy-to-use consumer experience make our offering highly attractive to pharma manufacturers. The solutions offered by pharma manufacturers on our platform can increase the likelihood that consumers will start to take or continue to take their prescribed medication. We plan to continue to expand the number of pharma manufacturers with which we work, increase brand penetration, and increase the number of solutions each of them uses, as well as enhance our existing offerings and introduce new integrated technology solutions that will allow manufacturers to interact with our consumer base more effectively.
◦Subscription Offerings: We believe our subscription offerings, and our Gold subscription offering in particular, have higher lifetime value than our prescription transactions offering. We will continue to increase the value proposition for consumers by bundling various existing and new offerings in affordable and consumer-friendly subscription packages.
•Future Expansion Opportunities: We believe there are many other areas of healthcare that could benefit from the transparency and accessibility provided by our platform. While we are currently focused on scaling our existing offerings, we see attractive opportunities to deploy our expertise in markets such as clinical trials, insurance marketplaces, in person doctor visits and prescription delivery, differentiated features and services for healthcare providers such as our enhanced Provider Mode released in 2022, as part of our GoodRx for Providers platform initially launched in 2021, that provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey, among others. As we continue to grow our brand awareness and consumer base, selling additional products and services into our large acquired base will drive an attractive incremental margin opportunity.
•Pursue Strategic Partnerships and Acquisitions: We are a valuable partner to a variety of healthcare constituents. We have entered into a number of strategic agreements in recent years. For example, in 2022, we began to enter into direct contractual agreements with select pharmacies to complement the existing contractual agreements with our PBM partners. In addition, starting in 2023, through our partnerships with Express Scripts and CVS Caremark, we commenced operation of our integrated savings programs, which integrates our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members they serve. Eligible plan members only need to utilize their existing benefit card at their preferred in-network pharmacy to benefit from our discounts and pricing, with no further action required. As part of our business strategy, we will continue to pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position and enhance our capabilities.
•Drive Shareholder Value: We are focused on delivering consistent and efficient growth by reprioritizing investments to where they are most needed while delivering to consumers what they have come to expect from GoodRx. For example, in late 2023, we implemented a multi-phase plan to de-prioritize certain solutions under our pharma manufacturer solutions offering (the “Restructuring Plan”) as part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved margins and shareholder value. The Restructuring Plan was substantially completed as of December 31, 2023 and we will continue to monitor our cost structure and strategic priorities.
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
•In prescriptions discounts and price comparisons, our competition is fragmented and consists of competitors that are both larger and smaller than us in scale, including large e-commerce companies.

•Our pharma manufacturer solutions offering competes for advertising and market access budget allocation against platforms on which manufacturers can reach consumers, including health-related websites and mobile apps, and services supporting patient access. We believe that our trusted brand and our platform allows us to engage patients about the cost of their brand medications.
There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of PBMs, including pharmacies’ in-house PBMs, and a limited number of national pharmacy chains. If we are unable to retain favorable contractual arrangements with our PBM partners, including any successor PBMs should there be further consolidation of PBMs, we may lose them as customers, or the negotiated rates provided by such PBMs may become less competitive, which could have an adverse impact on our platform.
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
Our patents and patent applications relate to software and services, including our ability to combine prices from multiple PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment. Our most material trademark asset is the registered trademark for our brand, “GoodRx,” and for the use of the color yellow in the prescription discounts space. Additionally, we have registered domain names for websites that we use in our business, such as www.goodrx.com
We continually review our development efforts to assess the existence and patentability of new intellectual property and we intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. For more information regarding risks related to intellectual property, please see Part I, Item 1A, “Risk Factors—Risks Related to Intellectual Property.”
Philanthropy
Philanthropy continues to evolve at our company, with cross-functional teams collaborating in an effort to make a bigger impact than ever before. Throughout our history, helping others is an integral part of our DNA, and we regularly look for new and innovative ways to support our employees and partners while giving back to our communities. To reach these goals, in 2023, we onboarded a new corporate social responsibility platform with a focus on enabling convenient donation processing, fundraising, volunteer organizing, and communications—all in one place. We believe that philanthropic endeavors help contribute to happier and more effective employees, better community engagement, and overall better business.
In addition, through "Good To Give," our employee-led donation program, we have supported over 20 nonprofit organizations in 2023, with donations totaling approximately $50,000. These nonprofit organizations were nominated and voted for by our employees, furthering our efforts to support our workforce and nurture our company value of "Doing Good." We have made financial contributions to a broad range of organizations, including those dedicated to helping our most vulnerable communities, addressing important issues such as youth mentorship, healthcare research, and social services.
We also introduced "Giving Season" in 2023, a year-end initiative to encourage employee involvement in charitable acts. As part of this initiative, we held volunteering activities simultaneously across our offices, as well as remote opportunities, to help communities in need during the winter months. These volunteering opportunities involved assembling clean water filters, building stuffed toys for children in hospitals and shelters, and donating warm clothes to new immigrant families. Furthermore, in 2023, we launched our Company-wide matching program, where employees were eligible to match up to $50 in donations to a nonprofit organization of their choice.

Our People and Culture
Our people are essential to our success. We believe that advocating for and putting people first, leading with empathy, and building trust across our organization are core to our success. We prioritize providing a safe, rewarding and respectful workplace where our people have the opportunities to pursue career paths based on skills, performance and potential.
As of December 31, 2023, we employed 694 employees, all of which are full-time employees. Of our total employees, 215 are based at our headquarters in Santa Monica, California. Our employees are split among the following departments and functions: 11 principally in customer service, 373 in product development and technology, 175 in sales and marketing, and 135 in general and administrative functions. Women make up 45% (312 employees) of our workforce who have chosen to identify their gender. Non-white employees make up 50% (330 employees) of our workforce who have chosen to identify their ethnicity/race.
Diversity, equity and inclusion ("DEI") are important considerations, and we strive to build a workforce that can represent the clients, customers and partners that we serve everyday. DEI considerations touch all facets of our employee lifecycle, from onboarding to experience, performance, tenure and succession planning. In 2023, we launched 5 Community Resource Groups ("CRGs") that advocate for the needs of our members across a diverse range of identities and experiences. The CRGs have appointed leads, executive sponsors, and subpillar leads for recruiting, company events and community impact. Furthermore, in 2023, we rolled out an enhanced training pertaining to performance management, interview, microaggression and unconscious bias training. Coaching, mentorship, and building community are top of mind to foster psychological safety and collaboration. Additionally, there are a number of key partnerships that we have cultivated externally with to invest in our DEI efforts.
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
We continue to embrace both hybrid and remote working for our employees as we believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees that work remotely. We also continue to provide robust benefits, including health insurance for employees and dependents, 401(k) match, fertility benefits, paid parental leave and discretionary vacation. We foster a tight-knit corporate culture through company events, team building offsites, happy hours, game and movie nights, and pet-friendly offices. The biggest perk of all is knowing that the work performed has a meaningful impact on our consumers.
Government Regulation
Data Privacy and Security Laws
The data we collect and process is an integral part of our products and services, allowing us to ensure our prices are accurate, surface the most relevant prices and reach consumers with savings information. We collect and may use personal information to help run our business (including for analytical and marketing purposes) and to communicate and otherwise reach our consumers. In some instances, we may use third party service providers to assist us in the above.
We endeavor to treat our consumers’ data with respect and maintain consumer trust. We provide consumers options designed to allow them to control the use and disclosure of their data, such as allowing consumers to opt out of marketing communications, opt out of the use of marketing and advertising cookies, pixels and technologies on our platform, and request deletion of their data.
Since we receive, use, transmit, disclose and store personal information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (together with their implementing regulations, collectively, “HIPAA”), Section 5(a) of the Federal Trade Commission Act, certain state data privacy and security laws, including, but not limited to, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”) and the Virginia Consumer Data Protection Act. We are also subject to a negotiated settlement with the Federal Trade Commission (the "FTC," and such settlement, the "FTC Order") which includes, among other things, agreements to effect or maintain, as applicable, certain changes to our business practices, policies and compliance requirements. The violation of any such laws and regulations and/or the FTC Order could result in legal remedies that could materially impact our business or financial performance.
Our respect for laws and regulations regarding the collection and processing of personal information underlies our strategy to improve our consumer experience and build trust. To read more about our approach to privacy laws and the regulations, please see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.”
State Licensing Requirements
Certain states have enacted laws regulating companies that offer and market discount prescription drug coupons and/or medical services. These laws implicate a variety of services that we offer, such as our prescription transactions offering, Gold and Kroger Savings, and may implicate other products we may develop in the future. These state laws are intended to protect consumers from fraudulent, unfair or deceptive marketing, sales and enrollment practices by such plans. It is possible that other states may enact new requirements or interpret existing requirements to include our programs. Failure to obtain and maintain the required licenses, certifications or registrations to provide these offerings, as well as to abide by applicable regulations governing these offerings, may result in civil penalties, receipt of cease and desist orders, or a restructuring of our operations.
State Corporate Practice of Medicine and Fee Splitting Laws
With respect to our telehealth platform, GoodRx Care contracts with physician-owned professional entities to deliver our telehealth offering to their patients in the United States principally supported by Wheel Health, Inc.'s (“Wheel”) technology and network of clinicians. We enter into management services agreements with these physician-owned professional entities pursuant to which we provide them with billing, scheduling and a wide range of other non-clinical services, and, in return, these professional entities pay us a management fee for those services. In addition, our telehealth platform enables consumers to opt in to use our prescription transactions offering and/or fill their prescriptions through a third-party mail delivery pharmacy. These relationships are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—Our telehealth offering offered to consumers is subject to various state laws and regulations governing the provision of telehealth services.” and “Risk Factors—Risks Related to the Healthcare Industry—Our telehealth offering and relationships with our affiliated physician-owned professional entities may implicate laws governing the practice of medicine and fee-splitting.”
Healthcare Fraud and Abuse Laws
Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, self-referral, false claims, and other healthcare fraud and abuse laws. For further information, please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—We may be subject to state and federal fraud and abuse and other healthcare regulatory laws and regulations. If we or our commercial partners act in a manner that violates such laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties as well as exclusion from government healthcare programs.”
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
Our Internet address is www.goodrx.com. At our Investor Relations website, investors.goodrx.com, we make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC.

Our Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officer and our principal financial officer. A copy of the code is available on our website at www.goodrx.com in the “Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
Our limited operating history and evolving business make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:
•continue to attract new consumers to our platform and position our platform as an important way to make purchasing decisions for prescription medications and other healthcare products and services;
•retain our consumers and encourage them to continue to utilize our platform when purchasing healthcare products and services;
•attract new and existing consumers to rapidly adopt new offerings on our platform;
•increase the number of consumers that use our subscription offerings or the number of subscription programs that we manage;
•increase and retain our consumers that subscribe to our subscription offerings, such as Gold;
•attract and retain industry players for inclusion in our platform, including pharmacies, PBMs, pharma manufacturers and telehealth providers;
•comply with existing and new or amended laws and regulations applicable to our business and in our industry;
•anticipate and respond to macroeconomic changes, changes in medication pricing and industry pricing benchmarks and changes in market dynamics in the markets in which we operate, including any impacts of the current economic slowdown;
•react to challenges from existing and new competitors;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth;
•to realize expected benefits from restructuring and cost reduction efforts;
•hire, integrate and retain talented people at all levels of our organization;
•maintain and improve the infrastructure underlying our platform, including our apps and websites, including with respect to data protection and cybersecurity; and
•successfully update our platform, including expanding our platform and offerings into different healthcare products and services, develop and update our apps, features, offerings and services to benefit our consumers and enhance the consumer experience.
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

Our revenue growth rate has declined in recent periods and may continue to decrease in the future.
Our rates of revenue growth have slowed and our revenue declined for the year ended December 31, 2023 as compared to the year ended December 31, 2022. We believe that our ability to improve or maintain revenue and margins and obtain profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this Part I, Item 1A, “Risk Factors” and the extent to which our various offerings grow, organically and through acquisitions, and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of consumers may not continue to grow or may decline due to a variety of risks, including increased competition, changes in the dynamics among industry participants and us, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to grow our revenue or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth for any prior quarterly or annual period as an indication of our future performance.
Our results of operations vary and may fluctuate significantly from period-to-period.
Our quarterly and annual results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and are difficult to predict. We have presented many of the factors that may cause our results of operations to fluctuate in this Part I, Item 1A, “Risk Factors,” including the extent to which our various offerings grow and contribute to our results of operations. In addition, we typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season and seasonal cold and flu trends. We may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. Additionally, a majority of our pharma manufacturer solutions revenue in any given quarter is derived from contracts entered into with our customers during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. The grocer issue and the ongoing impact of COVID-19 may have masked some of these trends in recent periods and may continue to impact these trends in the future. The cumulative effects of such factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful and investors should not rely on our past results as an indication of our future performance.
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
In the past, we experienced rapid growth in our business operations and the number of consumers that use our offerings, and we may experience such growth in the future. This historical growth placed, and may in the future place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our future growth effectively and to integrate new employees, technologies and acquisitions into our existing business may require us to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Management of growth is particularly difficult when employees work from home as a result of our hybrid/remote workplace. Growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our platform and offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.
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
•lack of experience with our company and platform, and concerns that we are relatively new to the industry;
•perceived health, safety or quality risks associated with the use of a new platform and applications to shop for discounted prices for prescription medications;
•lack of awareness that there is a disparity of pricing for prescription medicines and other medical products and services;
•perception that our platform does not provide adequate discounted prices or only offers savings for a limited selection of prescription medications;
•perception that discounted prices offered through our platform are less competitive than insurance coverage;
•perception regarding acceptance rates of pharmacies for our GoodRx codes available through our platform, such as what occurred in connection with the grocer issue;
•traditional or existing relationships with pharmacies, pharmacists or other providers that sell healthcare products and services;
•concerns about the privacy and security of the data that consumers share with or through our platform, such as in relation to our FTC Order to resolve all claims and allegations arising out of or relating to the FTC's investigation into our privacy and security practices;
•competition and negative selling efforts from competitors, including competing platforms and price matching programs; and
•perception regarding the time and complexity of using our platform or using and applying our GoodRx codes available through our platform at the point of purchase.
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
Our success depends in part on our ability to cost-effectively attract and acquire new consumers, retain our existing consumers and encourage our consumers to continue to utilize our platform when making purchasing decisions for prescription medications and other healthcare products and services. To expand our base of consumers, we must appeal to consumers who have historically used traditional outlets for their healthcare products and services, and who may be unaware of the possibility or benefits of using discounted prices to purchase healthcare products and services outside of insurance programs. We have made significant investments related to consumer acquisition and expect to continue to spend significant amounts to acquire additional consumers. We cannot assure you that this spending will be effective or that revenue from new consumers that we acquire will ultimately exceed the cost of acquiring those consumers. Alternatively, we have and may continue to focus on the efficiency of our spending on customer acquisition related strategies, which may impact our ability to acquire or retain consumers. If we fail to deliver reliable and significant discounted prices for prescription medications, we may be unable to acquire or retain consumers. If we are unable to acquire or retain consumers who use our platform in volumes and with recurrence sufficient to grow our business, we may be unable to maintain the scale necessary for operational efficiency and to drive beneficial and self-reinforcing network effects across the broader healthcare ecosystem, including pharmacies, PBMs and pharma manufacturers. Consequently, we may not be able to present the same quality or range of solutions on our platform or otherwise, which may adversely impact consumer interest in our platform, in which case our business, financial condition and results of operations would be adversely affected.
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
To remain competitive and encourage the use of our platform, we have in the past offered and may continue to offer incentives to certain consumers that further reduce discounted prices offered on our platform. We cannot assure that offering such incentives will be successful in attracting new and recurring consumers or that we will be able to maintain competitive discounted prices in the future to retain such consumers. If we are unable to successfully manage these incentives, our financial performance may be adversely impacted.
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
To date, the majority of our revenue has been derived from our prescription transactions offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, including PBMs, pharma manufacturers and pharmacies, as applicable. Revenue from our prescription transactions offering represented 73%, 72% and 80% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Substantially all of this revenue was generated from consumer transactions at brick-and-mortar pharmacies. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail delivery prescriptions, changes in our relationships with industry participants and our various partners, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our total revenue, which may have an adverse effect on our business, financial condition and results of operations. Because we derive a majority of our revenue from our prescription transactions offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.
We seek to expand our offerings within the prescriptions market and the pharma manufacturer solutions market in the United States, and we are actively investing in these growth areas. We also continue to focus on the optimization of our existing partnerships and have entered into, and may in the future enter into, new or revised agreements with industry participants, and have also terminated, and may in the future terminate, existing arrangements with industry participants. However, expanding our offerings, entering into new markets and entering into new partnerships requires substantial additional resources, and our ability to succeed is not certain. During and following periods of active investment in such offerings, markets, relationships and partnerships, we may experience a decrease in profitability or margins, particularly if the area of investment generates lower margins than our other offerings. As we attempt to expand our offerings and optimize our partnerships, we may need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such expansion and optimization successfully. Any such expansion and/or optimization would be subject to additional uncertainties and would likely be subject to additional laws and regulations. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies, new partnerships or new offering types, and our ability to generate revenue from our current offerings and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow revenue or recover any associated development costs, our business, financial condition and results of operations could be adversely affected.
Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.
Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. Although some of our contracts with certain of our partners contain provisions related to discount pricing, we do not control the overall pricing strategies of pharma manufacturers, wholesalers, PBMs and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies, PBMs and pharma manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these multi-party pricing structures. For example, a grocery chain took actions late in the first quarter of 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs and whose pricing we promote on our platform. This had a material adverse impact on our results of operations for the years ended December 31, 2023 and 2022 and we expect that it will continue to have a sustained adverse impact in future periods.
Pharma manufacturers generally direct medication pricing by setting medication list prices and offering rebates and discounts for their medications. List prices are impacted by, among other things, market considerations such as the number of competitor medications and availability of alternative treatment options. Wholesalers can impact medication pricing by purchasing medications in bulk from pharma manufacturers and then reselling such medications to pharmacies. PBMs generally impact medication pricing through their bargaining power, negotiated rebates with pharma manufacturers and contracts with different pharmacy providers and health insurance companies. PBMs work with pharmacies to determine the negotiated rate that will be paid at the pharmacy by consumers. We also work with pharmacies with which we have contractual arrangements to offer discount prices to consumers. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications and high or low deductibles. A majority of the utilization of our platform relates to generic medications.
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
The categories and brands of medications for which we can present discounted prices are largely determined by PBMs, pharmacies and pharma manufacturers. PBMs work with insurance companies, employers and other organizations and enter into contracts with pharmacies to determine negotiated rates. They also negotiate rebates with pharma manufacturers. The terms that various PBMs negotiate with each pharmacy are generally different and result in different negotiated rates available via each PBM’s network, all of which is outside our control. Different PBMs prioritize and allocate discounts across different medications, and continuously update these allocations in accordance with their internal strategies and expectations. As we have agreements with PBMs to market their negotiated rates through our platform, our ability to present discounted prices is in part dependent upon the arrangements that such PBMs have negotiated with pharmacies and upon the resulting availability and allocation of discounts for medications subject to these arrangements. We also have agreements with partner pharmacies to offer discount prices to consumers and such discount prices are subject to negotiated terms and conditions. In general, industry participants are less likely to allocate or provide discounts or rebates on brand medications that are covered by patents. As a result, the discounted prices that we are able to present for brand medications may not be as competitive as for generic medications. Similar to the total prescription volume in the United States, the majority of the utilization of our platform relates to generic medications.
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
There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of PBMs, including pharmacies’ in-house PBMs, and a limited number of national pharmacy chains. If we are unable to retain favorable contractual arrangements and relationships with our PBM partners and partner pharmacies, including any successor PBMs or pharmacies should there be further consolidation of PBMs or pharmacies, we may lose them as customers and partners, as applicable, or the negotiated rates provided by such PBMs or directly through such partner pharmacies may become less competitive, which could have an adverse impact on the discounted prices we present through our platform.
A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with more than a dozen PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Revenue from each PBM fluctuates from period to period as the discounts and prices available through our platform change, and different PBMs experience increases and decreases in the volume of transactions processed through their respective networks. Our three largest PBM partners accounted for 32% of our revenue in 2023, 31% of our revenue in 2022, and 34% of our revenue in 2021. In 2023 and 2022, Express Scripts accounted for more than 10% of revenue. In 2021, Express Scripts and Navitus each accounted for more than 10% of revenue. The loss of any of these large PBMs may negatively impact the breadth of the pricing that we are able to offer consumers.
Most of our PBM contracts provide for monthly payments from PBMs, including our contracts with Navitus and Express Scripts. Our PBM contracts generally can be divided into two categories: PBM contracts featuring a percentage of fee arrangement, where fees are a percentage of the fees that PBMs charge to pharmacies, and PBM contracts featuring a fixed fee per transaction arrangement. Our percentage of fee contracts often also include a minimum fixed fee per transaction. The majority of our PBM contracts, including our contract with Navitus, are percentage of fee contracts, and a minority of our contracts, including our PBM contract with Express Scripts, provide for fixed fee per transaction arrangements. Our PBM contracts generally, including our contracts with Navitus and Express Scripts, have a tiered fee structure based on volume generated in the applicable payment period. Our PBM contracts, including our contracts with Navitus and Express Scripts, do not contain minimum volume requirements, and thus do not provide for any assurance as to minimum payments to us. Our PBM contracts generally renew automatically, including our contract with Navitus. In addition, our PBM contracts generally provide for continuing payments to us after such contracts are terminated, including our contracts with Navitus and Express Scripts. Some of our PBM contracts provide for these continuing payments for so long as negotiated rates related to the applicable PBM contract continue to be used after termination, and other contracts provide for these continuing payments for specified multi-year payment periods after termination. Our current contracts with Navitus and Express Scripts provide for initial terms of at least five years, during which payments will be made as negotiated rates related to the applicable PBM contract continue to be used. Between contract renewals, our current contracts generally provide for limited termination rights.
In addition, our PBM contracts typically include provisions that prevent PBMs from circumventing our platform, redirecting volumes outside of our platform and other protective measures. For example, our PBM contracts, including our contracts with Navitus and Express Scripts, contain provisions that limit PBM use of our intellectual property related to our brand and platform and require PBMs to maintain the confidentiality of our data. While we have consistently renewed and extended the term of our contracts with PBMs over time, there can be no assurance that PBMs will enter into future contracts or renew existing contracts with us, or that any future contracts they enter into will be on equally favorable terms. Changes that limit or otherwise negatively impact our ability to receive fees from these partners would have an adverse effect on our business, financial condition and results of operations. Consolidation of PBMs or the loss of a PBM could negatively impact the discounts and prices that we present through our platform and may result in less competitive discounts and prices on our platform.
Our consumers use GoodRx codes at the point of purchase at nearby pharmacies. These codes can be used at over 70,000 pharmacies in the United States. The U.S. prescriptions market is dominated by a limited number of national and regional pharmacy chains, such as CVS, Kroger, Walmart and Walgreens. These pharmacy chains represent a significant portion of overall prescription medication transactions in the United States. Similarly, a significant portion of our discounted prices are used at a limited number of pharmacy chains and, as a result, a significant portion of our revenue is derived from transactions processed at a limited number of pharmacy chains. We have entered, and may in the future enter, into direct contractual arrangements with pharmacies, which we refer to as our partner pharmacies, to offer discount prices to consumers at such pharmacies.
If one or more pharmacy chains terminates its cash network contracts with PBMs that we work with, enters into cash network contracts with PBMs that we work with at less competitive rates or, to the extent a pharmacy chain has entered into a direct contractual arrangement with us, terminates such contractual arrangement, our business may be negatively affected. For example, a grocery chain took actions late in the first quarter of 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs and whose pricing we promote on our platform. This had a material adverse impact on our results of operations and we expect that it will continue to have a sustained adverse impact in future periods. Such actions could be exacerbated by further consolidation of PBMs or pharmacy chains. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition. If there is a decline in revenue generated from any of the PBMs or pharmacies we contract with, as a result of consolidation of PBMs or pharmacy chains, pricing competition among industry participants or otherwise, if we are unable to maintain or grow our relationships with PBMs and pharmacies or if we lose one or more of the PBMs or partner pharmacies we contract with and cannot replace such PBM or partner pharmacy in a timely manner or at all, there would be an adverse effect on our business, financial condition and results of operations.
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
The U.S. prescriptions market, pharma manufacturer solutions market and telehealth market are highly competitive and subject to ongoing innovation and development. Our ability to remain competitive is dependent upon our ability to appeal to consumers and attract and acquire new consumers to our platform, including through our apps. Our ability to remain competitive is also dependent upon our ability to retain existing consumers and encourage them to continue to use our platform as a tool for purchasing healthcare products and services. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by consumer demands, a limited number of major PBMs and pharmacy operators, fluctuations in medication pricing, legislative and regulatory activity, significant changes in demand and interest in telehealth and other market factors.
We compete with companies that provide savings on prescriptions, as well as companies that offer advertising and market access for pharma manufacturers. Within the prescriptions discounts and price comparison market, our competition is fragmented and consists of competitors that are larger and smaller than us in scale, including large e-commerce companies. There can be no assurance that competitors will not develop and market similar offerings to ours, or that industry participants, such as integrated PBMs and pharmacy providers, will not seek to leverage our platform to drive consumer demand and traffic to their networks and eventually away from, or outside of, our platform. We may face increased competition from those that attempt to replicate our business model or marketing tactics, such as discount websites, e-commerce websites, apps, cash back and loyalty programs and new comparison shopping sites from various industry participants, any of which could impact our ability to attract and retain consumers. Our pharma manufacturer solutions offering competes for advertising and market access budget allocation against traditional direct to consumer and other platforms on which pharmaceutical manufacturers can reach consumers, such as through physicians, health-related apps and websites, television advertisements and services supporting patient access. We also face competition in the telehealth market from a range of companies, including providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans. A competitor’s offerings, reputation and marketing strategies can have a substantial impact on its ability to attract and retain consumers, and we may face competition from existing or new market entrants with greater resources and better offerings, pricing, reputations and market strategies, which would have a negative impact on our business. Any such competitor may be better able to respond quickly to new technologies, develop deeper relationships with consumers and industry participants, including pharmacies, PBMs and telehealth providers, or offer more competitive discounts or pricing. While we negotiate protective terms related to our discounted prices, our intellectual property and our consumers, in our contracts with PBMs and partner pharmacies, such contracts are not exclusive and PBMs as well as our partner pharmacies can work with others in the industry to drive volume to their networks. For example, our contracts include provisions that, among others, restrict the ability of PBMs and our partner pharmacies to compete with us and solicit our consumers. We aim to differentiate our business through scale and by innovating and delivering offerings and services that demonstrate value to our new and existing consumers, particularly in response to frequent changes in medication pricing and the cost of medical care. Our failure to innovate and deliver offerings and services that demonstrate value, or to market such offerings and services effectively, may affect our ability to acquire or retain consumers, which could have a material adverse effect on our business, results of operations and financial condition.
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
A pandemic, epidemic or outbreak of an infectious disease in the United States, such as an outbreak of COVID-19, has adversely impacted and could in the future adversely impact our business.
The COVID-19 pandemic dramatically impacted global health and has had a sustained impact on the macroeconomic environment, including by increasing economic uncertainty. GoodRx has continued to monitor and respond to the effects of COVID-19 and its variants on its employees, customers and business operations. During 2020 and 2021, in addition to various other government restrictions, governmental authorities recommended, and in certain cases, required, that elective or other medical appointments be suspended or cancelled to avoid non-essential patient exposure to medical environments and potential infection. These and other measures not only negatively impacted consumer spending and business spending habits, they adversely impacted our workforce and operations and the operations of healthcare professionals, pharmacies, consumers, PBMs and others in the broader healthcare ecosystem. In May 2023, the federal public health emergency declarations related to the COVID-19 pandemic expired. Although measures to contain COVID-19 have largely eased, the lasting effect of the pandemic's business disruption and its continued financial impact depend on factors beyond our knowledge and control.
Various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have, at times, reduced the extent to which consumers visit healthcare professionals in-person, seek treatment for certain conditions or ailments, and receive and fill new prescriptions. Consumers may also increasingly elect to receive prescriptions by mail delivery instead of at the pharmacy, which could have an adverse impact on our prescription transactions offering. In addition, many pharmacies and healthcare providers have, at times, reduced staffing, closed locations or otherwise limited operations, and many prescribing healthcare professionals have reduced or postponed treatment of certain patients. The number of Monthly Active Consumers and our prescription transactions offering were adversely impacted principally in the second quarter of 2020 by consumers’ decisions to avoid visiting healthcare professionals and pharmacies in-person, which we believe has had a similar effect across the industry. The effect of COVID-19 on the number of our Monthly Active Consumers has lessened over time, but remains uncertain. Any future decrease in the number of consumers seeking to fill prescriptions could negatively impact demand for and use of certain of our offerings, particularly our prescription and subscription offerings, which would have an adverse effect on our business, financial condition and results of operations.
The spread of COVID-19 has also caused us to modify our business practices (including employee travel, employee work locations, and the cancellation of physical participation in meetings, events and conferences), and we may take further actions, which may have an adverse impact on our business. For example, we implemented work-from-home measures, which required us to provide technical support to our employees to enable them to connect to our systems from their homes. We may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from remote locations.
While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital or to do so on favorable terms, which could in the future negatively affect our liquidity.
Although the COVID-19 pandemic has subsided, we may still experience materially adverse impacts to our business as a result of its continued global economic impact, including any recession that has occurred or may occur in the future as well as similar impacts from other future pandemics or outbreaks of disease.
To the extent a pandemic, epidemic or outbreak of an infectious disease, including COVID-19, adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A, “Risk Factors.”
Our estimated addressable market is subject to inherent challenges and uncertainties. If we overestimate the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited.
Our TAM is based on internal estimates and third-party estimates regarding the size of each of the U.S. prescriptions market and pharma manufacturer solutions market, and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. In particular, we calculated the TAM for our prescription opportunity based on data from the Centers for Medicare & Medicaid Services regarding the expected size of U.S. prescription expenditures in 2023, plus our estimated value of prescriptions that are written but not filled, which we estimate to range between 20% to 30% of the overall prescription opportunity. These estimates are based on third-party reports and are subject to significant assumptions and estimates. Additionally, we calculated the TAM for our pharma manufacturer solutions opportunity based on recent internal data regarding the amount of advertising and marketing spending by U.S. pharma manufacturers relating to prescription drugs in 2022. We believe this $19 billion estimate is more relevant than the TAM previously calculated using data published in an article in the Journal of the American Medical Association of $30 billion due to the latter including sub-segments of spending by U.S. pharma manufacturers, such as the provision of sample medications, that we believe are less relevant given our increasing focus on promoting awareness and access solutions for pharma manufacturers, and on communications with patients and healthcare providers using our platform on pharma manufacturers' behalf. These estimates, as well as the estimates and forecasts elsewhere in this Annual Report on Form 10-K relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. Additionally, our TAM for our prescription transactions offering includes medications for which we are currently not able to offer savings on the prices paid by non-insured and insured consumers and for which we may not be able to provide savings on in the future. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.
We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We publicly disclose, including in our SEC filings, certain operational metrics, such as Monthly Active Consumers, Monthly Visitors, subscribers, subscription plans, savings and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics have evolved and may continue to change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our platform and offerings and other metrics. For example, we believe that there are consumers who access our offerings through multiple accounts or channels, and that there are groups of consumers, such as families, who access our offerings through single accounts or channels, both of which impact our number of Monthly Visitors, as each channel is counted independently. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
Our telehealth offering is dependent on our ability to maintain our relationship with our telehealth provider network, including our affiliated professional entities, and the ability of such entities to recruit qualified telehealth providers.
The success of our telehealth offering depends in part on our continued ability to maintain our relationship with our telehealth provider network, including our affiliated physician-owned professional entities that we contract with to deliver our telehealth offering, and the ability of our affiliated professional entities to recruit qualified telehealth providers. There is significant competition in the telehealth market for qualified telehealth providers, and if our affiliated professional entities are unable to recruit or retain an adequate number of physicians and other healthcare professionals, whether directly or indirectly through staffing providers, such as Wheel, which provides a network of healthcare providers to our affiliated professional entities, it could negatively impact our telehealth offering. Moreover, if one or more of our relationships with these affiliated professional entities were to end, it could have a material adverse effect on our business, financial condition and results of operations and/or cause us to cease our telehealth offering.
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
In recent years, we believe that consumer preferences and access to prescription medication discounts has increasingly shifted from traditional offline or analog channels, such as newspapers and by direct mail, to digital or electronic channels, such as apps, websites and by email. It is difficult to predict whether the pace of the transition from traditional to digital channels will continue at the same rate and whether the growth of the digital channel will continue. While we actively promote the use of our apps and websites, if the demand for digital channels does not continue to grow as we expect, or if we fail to successfully address this demand through our platform, our business could be harmed. Consumer access and preferences for purchasing medications may evolve in ways which may be difficult to predict. Further, if PBMs or pharmacy operators elect to directly distribute pricing information through their own digital channels, or if new or existing competitors are faster or better at addressing consumer demand and preferences for digital channels, or are able to offer more accessible discounted prices to consumers, our ability and success in presenting discounted prices on our platform may be impeded and our business, financial condition and results of operations would be adversely affected. If we cannot maintain a sufficient offering of discounted prices on our platform, new consumers and existing consumers may perceive our platform as less relevant, consumer traffic to our platform could decline and, as a result, new consumers and existing consumers may decrease their use of our platform or subscription offerings, which would affect our contracts with certain partners included or otherwise involved with our platform and have a material adverse effect on our business, financial condition and results of operations.
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
Maintaining and enhancing our GoodRx brand and the branding and image of our various offerings, such as GoodRx Care, is critical to our business and our ability to attract new and existing consumers to our platform. We expect that the promotion of our brand will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. We have and may continue to decide to reduce such investments, which may impact our ability to acquire or retain consumers, or other partners included or otherwise involved with our platform. The successful promotion of our brand will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brand, we could lose consumer traffic, which could, in turn, cause PBMs, partner pharmacies, pharma manufacturers and others to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.
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
Our consumers may engage with us online through our social media pages, including, for example, our presence on Facebook, Instagram, X (formerly known as Twitter) and TikTok, by providing feedback and public commentary about all aspects of our business. Information concerning us or our offerings and brands, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We depend on the use of information technologies and systems. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and offerings. The emergence of alternative platforms such as smartphones and tablets and the emergence of niche competitors who may be able to optimize offerings, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, artificial intelligence ("AI") and machine learning, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. There is also no guarantee that we will possess the financial resources or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we were unable to enhance our offerings and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently or more securely than our offerings, our business, financial condition and results of operations could be adversely affected.

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
Despite the implementation of preventative and detective security controls, such IT Systems are vulnerable to damage or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism and war. Such IT Systems, including our servers, are additionally vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). As we continue to embrace both hybrid and remote working, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property.
We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. We and certain of our service providers from time to time have been and are subject to cyberattacks and/or security incidents. Additionally, such cyberattacks and security incidents have and may remain undetected for an extended period of time. Even when a security incident is detected, the full extent of a breach, if any, may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful. These problems, whether related to our IT Systems and/or those of third parties upon which we rely, have resulted in, and may in the future, result in, unexpected interruptions, delays, cessation of service and other harm to our business. While we do not believe that we have experienced a significant system failure, accident or security breach to date that has had a material affect on us, including our operations, business strategy, results of operations or financial condition, if such an event were to occur and cause sustained material interruptions in our operations, it could result in a material disruption of our offerings to consumers. Moreover, we and our third-party vendors collect, store and transmit sensitive data, including health-related information, personally identifiable information, intellectual property and proprietary business information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such breaches have required, and may in the future require, notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA as well as regulations promulgated by the FTC and state breach notification laws. Such breaches and allegations of such breaches expose us to risks of loss and/or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully complied with or effective in protecting our systems and information.
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
We use and may expand our use of AI and machine learning in our business and challenges with properly managing their use could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.
We use AI and machine learning solutions in, and we may in the future integrate additional AI and/or machine learning solutions into, our platform, offerings, products and services, and these applications may become important in our operations over time. Our competitors or other industry participants may incorporate AI and/or machine learning into their products more quickly or more successfully than us, which could change our market dynamics and could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Generally, the use of AI and machine learning applications has in the past resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI and machine learning applications could adversely affect our reputation and results of operations. AI and machine learning also present emerging ethical issues and if our use of AI and/or machine learning becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI and machine learning, including potential government regulation thereof, could require us to devote significant resources to develop, test and maintain our implementation of such technology in order to minimize unintended, harmful impact.
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
The CPRA significantly amends the CCPA and the majority of its provisions went into effect on January 1, 2023. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Further, certain states have passed similar laws, and similar laws are also continuing to be proposed at the state and federal level. For example, Washington state’s My Health My Data Act (“MHMDA”) was recently signed into law and proposes additional obligations and limitations regarding data. The MHMDA differs from other state privacy laws because of its broad definition of health information and a broad private right of action. Other states may be considering similar laws to the MHMDA. Historically, laws with private rights of action have resulted in numerous class action suits under federal and state laws resulting in multi-million-dollar settlements to the plaintiffs. We have been, and in the future may be, subject to such litigation, which could be costly and time-consuming to defend. Private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our general privacy practices are not adequate or violate applicable law. This may in the future result in civil claims against us. The scope and interpretation of the MHMDA will be continuously evolving and developing. If we do not comply with the MHMDA or similar laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition and results of operations could be adversely affected.
Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA and CPRA require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle or provide access to their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, the FTC also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. It may also violate one or more FTC-enforced rules. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. These consumer protection laws are increasingly being applied by the FTC and state Attorneys General to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. In February 2023, we reached a negotiated settlement with the FTC with respect to an investigation of our privacy and security practices which included a monetary settlement amount of $1.5 million and agreements to effect or maintain, as applicable, certain changes to our business practices, policies and compliance requirements.

As a result of regulatory enforcement proceedings and inquiries, we have been, and may in the future be, subject to related litigation, settlements or enforcement actions that have included or could include monetary penalties and/or compliance requirements that (1) impose significant and material costs, (2) require us to make modifications to our data practices and our marketing programs, (3) result in negative publicity, or (4) have a negative impact on consumer demand for our products and services, or on our commercial or industry relationships. Relatedly, there has also been, and may in the future also be, significant and material resource burdens on us, requirements that certain aspects of our operations to be overseen by an independent monitor, and/or limitations or the elimination of our ability to use certain targeting marketing strategies or work with certain third-party vendors. Even an unsuccessful challenge of our privacy practices by our consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us. Any of these events could adversely affect our ability to operate our business and our financial results.
In addition, HIPAA, which applies to parts of our business, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. For example, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services ("HHS"), affected individuals and if the breach is large enough, the media. We have experienced such breaches in the past and could be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
In addition, to the extent we or our other contractors or agents receive or obtain individually identifiable health information from patients, healthcare professionals, pharmacies, or other individuals or entities, we could be subject to criminal penalties if we mishandle individually identifiable health information in a manner that is not authorized or permitted by HIPAA. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
In addition, though we have wound down vitaCare Prescription Services, Inc.’s ("vitaCare") principal operations in connection with our Restructuring Plan, vitaCare's past activities could be subject to regulation and enforcement by the federal government and the states in which vitaCare conducted its business, including state licensing of pharmacies and pharmacists.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
We may be unable to realize expected benefits from our restructuring and cost reduction efforts and our business might be adversely affected.
In order to operate more efficiently and control costs, from time to time, we announce restructuring plans and other cost savings initiatives, which include workforce reductions as well as re-balancing of products and services to align with our business strategy. These plans are intended to generate, among other things, operating expense savings and improved margins and profitability. For example, in August 2022, we implemented a reduction in force affecting employees of our wholly-owned subsidiary GoodRx, Inc.’s workforce in order to consolidate functions and eliminate or reduce investment in areas of lower focus. Additionally, in late 2023, we de-prioritized certain solutions under our pharma manufacturer solutions offering, which included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx, Inc. and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale.
We may undertake further restructuring actions or workforce reductions in the future. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting and the related internal controls. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Any reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our current initiatives and restructuring activities or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change” (generally defined as a change (by value) in its equity ownership by more than 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2022, we completed a study to assess whether an ownership change under Section 382 of the Code had occurred, or whether there had been multiple ownership changes since our formation. We determined that a Section 382 ownership change occurred in 2018, but we also determined that this ownership change did not materially impact our ability to utilize our NOL carryforwards and certain other tax attributes generated that year. We may have experienced additional ownership changes since December 31, 2022, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. Further, U.S. tax laws limit the time during which NOL carryforwards generated before January 1, 2018 may be applied against future taxes. While NOL carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. For these reasons, our ability to utilize NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.
We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for such personnel is extremely intense. To attract and retain such personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages. However, we have experienced and may continue to experience difficulties in hiring and retaining these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. We have needed and may in the future need to invest significant amounts of cash and equity to attract and retain employees and we may not realize sufficient returns on these investments. In addition, the loss of any of our senior management or other key employees, the failure to successfully transition key roles, or our inability to recruit, develop and retain qualified personnel could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. For instance, on April 25, 2023, Trevor Bezdek and Douglas Hirsch transitioned from their prior roles as our Co-Chief Executive Officers and our board of directors (our "Board") appointed Scott Wagner as Interim Chief Executive Officer while it engages in a search process for a permanent Chief Executive Officer. We have also recently made a number of additional changes to our senior management team. Any inability to successfully transition the Chief Executive Officer role and attract a permanent successor for such role or successfully transition other applicable senior management roles could adversely impact our business.
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
Although we only operate in the United States, our business, financial performance and results of operations depend in part on worldwide macroeconomic economic conditions and their impact on consumer spending. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect costs of manufacturing prescription medications, consumer spending or buying habits could materially and adversely affect demand for our offerings. Volatility in the financial markets has also had and may continue to have a negative impact on consumer spending patterns. In addition, negative national or global economic conditions may materially and adversely affect the PBMs, partner pharmacies and pharma manufacturers we contract with and their associated industry participants, financial performance, liquidity and access to capital. This may affect their ability to renew contracts with us on the same or better terms, which could impact the competitiveness of the discounted prices we are able to offer our consumers. All of these factors may be exacerbated by global financial conditions and other geopolitical factors, which could harm our business, financial condition and results of operations.

Economic factors such as increased insurance and healthcare costs, commodity prices, shipping costs, inflation, higher costs of labor, and changes in or interpretations of other laws, regulations and taxes may also increase our costs and make our offerings less competitive, increase general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Additionally, global public health crises, natural disasters, such as earthquakes and wildfires, and other adverse weather and climate conditions, political crises, such as terrorist attacks, war and other political instability or other unexpected events, could disrupt our operations, internet or mobile networks or the operations of PBMs and their pharmacy networks. For example, our corporate headquarters and other facilities are located in California, which in the past has experienced both severe earthquakes and wildfires. Certain natural events may become more frequent or intense as a result of climate change. For more information, see our risk factor titled “We are subject to a series of risks related to climate change.” If any of these events occurs, our business could be adversely affected.
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
We have completed a number of strategic acquisitions in the past and may in the future consider opportunities to acquire or make investments in new or complementary businesses, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our pharmacy or PBM networks and healthcare platform in general, complement our current offerings or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:
•failure to identify acquisition, investment or other strategic alliance opportunities that we deem suitable or available on favorable terms;
•problems integrating the acquired business, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions, investments or strategic alliances;
•adverse impacts on our overall margins;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with consumers, pharmacies, PBMs and pharma manufacturers;
•risks associated with entering new markets in which we may have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.
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
As of December 31, 2023, we had $661.8 million of principal amounts outstanding under a term loan that requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due upon maturity in October 2025. We also have a revolving credit facility and as of December 31, 2023, we had no borrowings outstanding under our revolving credit facility (see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information). Our current and additional debt arrangements that we expect to enter into in the future may limit our ability to, among other things:
•incur or guarantee additional debt;
•pay dividends and make other restricted payments;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;

•consolidate, merge or otherwise transfer, sell or dispose of all or substantially all of our assets;
•enter into certain types of restrictive agreements; and
•enter into certain types of transactions with affiliates.
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
We currently rely upon third-party data storage providers, including cloud storage solution providers, such as Amazon Web Services and some specific uses of Google Cloud Platform. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our apps and websites are processed through servers hosted by these providers, particularly Amazon Web Services. We also rely on email service providers, bandwidth providers, internet service providers and mobile networks to deliver email and “push” communications to consumers and to allow consumers to access our websites. If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, including with respect to services provided by Google, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.
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
We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services and data storage services. For example, we rely on Amazon Web Services for a substantial portion of our computing and storage capacity. We also rely on Google for storage capacity and advertising services, and Google may update the terms of its services unilaterally by providing advance notice and posting changed terms on its website. In addition, Google may terminate certain agreements with us immediately upon notice. Certain of our other vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition, and results of operations.

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
Various software tools and applications have been developed that can block advertisements from a consumer’s screen or allow consumers to shift the location in which advertising appears on webpages or opt out of display, search and internet-based advertising entirely. In particular, Apple’s mobile operating system permits these technologies to work in its mobile Safari browser. In addition, changes in device and software features could make it easier for internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted and users must activate a browser setting to enable cookies to be set, and Apple has announced that its new mobile operating system will require consumers to opt in to the use of Apple’s resettable device identifier for advertising purposes. Additionally, Google's Chrome browser has started implementing similar changes. Various industry participants have worked to develop and finalize standards relating to a mechanism in which consumers choose whether to allow the tracking of their online search and browsing activities, and such standards may be implemented and adopted by industry participants at any time.
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
Additionally, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. For example, various regulators, including the SEC and the State of California, have adopted or are considering adopting requirements to provide significantly expanded climate-related disclosures which we anticipate will require us to incur significant costs related to compliance and impose increased oversight obligations on our management and Board. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. For more information, see our risk factor titled “The increasing focus on ESG initiatives could increase our costs, harm our reputation and adversely impact our financial results.” Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
The increasing focus on ESG initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by various stakeholders, including but not limited to investors, environmental activists, the media and governmental and nongovernmental organizations, on a variety of ESG and other sustainability matters. Such increased scrutiny may result in increased costs, changes in demands for certain products, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations.
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
We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. We may not agree that such initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or business relation with such customers or suppliers. To the extent we do adopt, or expand, certain ESG practices or policies, we may experience increased costs or be required to forego certain business opportunities in order to execute them; however, we cannot guarantee that such efforts will have the intended results. By contrast, any failure, or perceived failure, to pursue or conform to such policies, goals, or initiatives (including the manner in which we achieve some or any portion of our goals) within the timelines we announce, or at all, could adversely impact our reputation or business activities, including but not limited to potential enforcement actions or private litigation. As ESG best practices, reporting standards and regulatory requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. Simultaneously, certain other parties are seeking to reduce companies’ efforts on ESG matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition, or results of operations.
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
Our most material trademark asset is the registered trademark “GoodRx.” Our trademarks are valuable assets that support our brand and consumers’ perception of our offerings. We also hold the rights to the “goodrx.com” internet domain name, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses and our operating results could be adversely impacted. From time to time, we also file patent applications in the U.S. covering certain of our technology, including technology that we believe is critical to our business, and acquire patent assets to supplement our portfolio. For example, one of our issued patents relates to our ability to combine prices from multiple PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment.

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
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal physician self referral law, or the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, which includes outpatient prescription drugs, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS. Unlike the federal Anti-Kickback Statute, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•the U.S. federal false claims laws, including the civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Civil Monetary Penalties Law, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by a state or federal healthcare program;
•federal consumer protection and unfair competition laws, which broadly regulate platform activities and activities that potentially harm consumers; and
•state laws and regulations, including state anti-kickback, self-referral and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers and self-pay patients.
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
Our telehealth offering offered to consumers is subject to various state laws and regulations governing the provision of telehealth services.
Our ability to provide our telehealth offering is primarily regulated at the state level. State laws and regulations address, among other things, provider licensure requirements, the minimum modality required to provide telehealth services (i.e., the minimum interaction required between a telehealth provider and patient), the types of healthcare services that may be provided via telehealth, the types of practitioners that may provide such services, patient consent requirements and specific rules applicable to prescribing medications. These state laws and regulations are subject to changing political, regulatory and other influences. Some state licensing boards have established rules or interpreted existing rules in a manner that limits or restricts our ability to conduct or optimize our business.
Our telehealth offering grants patients the ability to access our affiliated physician-owned professional entities' network of clinicians to see a licensed healthcare provider for advice, diagnosis and treatment of routine health conditions on a remote basis. Due to the nature of this service and the provision of medical care and treatment by a licensed healthcare professional, we, our affiliated professional entities and any affiliated healthcare providers are and may in the future be subject to complaints, inquiries and compliance orders by national and state licensing boards. Such complaints, inquiries or compliance orders may result in disciplinary actions taken by these licensing boards against the licensed healthcare provider who provides services through our telehealth offering, which could include suspension, restriction or revocation of the healthcare provider’s license, probation, required continuing education courses, monetary fines, administrative actions and other conditions. Regardless of outcome, these complaints, inquiries or compliance orders could have an adverse impact on our telehealth offering and our platform generally due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Due to the uncertain regulatory environment, certain states may determine that we or our affiliated professional entities are in violation of their laws and regulations or such laws and regulations may change requiring that we modify the way we currently conduct business. In the event that we must remedy such violations, we may be required to modify our offerings in such states in a manner that undermines our offerings or business, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our business, financial condition and results of operations could be materially adversely affected.
Our telehealth offering and relationships with our affiliated physician-owned professional entities may implicate laws governing the practice of medicine and fee-splitting.
Our telehealth offering (where telehealth services are rendered by healthcare providers employed by or contracted with our affiliated professional entities, including through staffing providers, such as Wheel) may implicate certain state laws in the United States that generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our arrangements to ensure that the healthcare professionals maintain exclusive authority regarding the delivery of medical care and prescription of medications when clinically appropriate, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state licensing boards, state attorneys general and other parties, including our affiliated professional entities, may assert that, despite the management service agreement and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, and/or that our arrangements with our affiliated professional entities constitute unlawful fee-splitting. If a state’s prohibition on the corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with our affiliated professional entities to bring its activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding the corporate practice of medicine, which could discourage physicians and other healthcare professionals from participating in our network of providers.
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
In addition, recently there has been heightened governmental scrutiny over the manner in which pharma manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates on manufacturers under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it may be significant. In addition, the IRA delayed the final rule removing safe harbor protection for price reductions given by pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law, until 2032.
Congress and the Biden administration have and are likely to continue to scrutinize key participants in the healthcare industry, including PBMs. A number of bills have been introduced in Congress that would further regulate PBMs and impose additional requirements. The FTC has issued statements about PBMs and is engaged in a study of PBMs that will likely result in a published report. Any findings in the report may motivate further actions by Congress or the Biden administration with respect to PBM regulation.
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

Risks Related to Our Organizational Structure, including Agreements and Relationships with Significant Stockholders
Our capital structure may adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual class or controlled company structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, FTSE Russell requires new constituents of its indices to have greater than 5% of the company's voting rights in the hands of public stockholders. In addition, certain index providers previously imposed restrictions on including companies with dual class or multi-class share structures in certain of their indexes and such restrictions could be reimposed in the future. As a result, our dual class capital structure makes us ineligible for inclusion in certain indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices may not invest in our stock. It is possible that such policies may depress our valuation compared to those of other similar companies that are included. These policies could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
The parties to our stockholders agreement, who hold a significant portion of our Class B common stock, control the direction of our business and such parties’ ownership of our common stock prevents you and other stockholders from influencing significant decisions.
As of December 31, 2023, the holders of our Class B common stock, including the parties to our stockholders agreement, who also hold a significant portion of our Class B common stock, own approximately 97.0% of the combined voting power of our Class A and Class B common stock, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to 10 votes, until the earlier of, (i) the first date on which the aggregate number of outstanding shares of our Class B common stock ceases to represent at least 10% of the aggregate number of our outstanding shares of common stock and (ii) September 25, 2027, on all matters submitted to a vote of our stockholders. Moreover, the parties to our stockholders agreement, who also hold Class A and Class B common stock, own 95.6% of the combined voting power of our Class A and Class B common stock as of December 31, 2023. In addition, we have agreed to nominate to our Board individuals designated by Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC in accordance with our stockholders agreement. Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, they will still be able to significantly influence or effectively control the composition of our Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, the parties to our stockholders agreement may be able to cause or prevent a change of control of our company or a change in the composition of our Board, and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
As of December 31, 2023, the parties to our stockholders agreement collectively own 76.3% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our Class A common stock. The sale by the parties to our stockholders agreement of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our Class A common stock.
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
As of December 31, 2023, certain affiliates of Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC own approximately 95.6% of the combined voting power of our Class A and Class B common stock and are parties, among others, to a stockholders agreement. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopt a written charter or board resolution addressing the nominations process; and
•the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to rely on all of these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our Board would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors, as applicable. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Stock Market rules.
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
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our amended and restated bylaws generally require the approval of at least 66 2/3% of the voting power of our outstanding capital stock;
•our dual class common stock structure, which provides certain affiliates of Silver Lake, Francisco Partners, Spectrum, Idea Men, LLC and our Co-Founders, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•our staggered Board;
•at any time when the holders of our Class B common stock no longer beneficially own, in the aggregate, at least the majority of the voting power of our outstanding capital stock, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not provide for cumulative voting;

•vacancies on our Board are able to be filled only by our Board and not by stockholders, subject to the rights granted pursuant to the stockholders agreement;
•a special meeting of our stockholders may only be called by the chairperson of our Board, our Chief Executive Officer or a majority of our Board;
•restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders (other than the parties to our stockholders agreement) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on the number and timing of our consumers using our platform, signing up for a subscription or using the services provided by our telehealth platform, as well as pharma manufacturers' spending patterns, which are uncertain. Additionally, our business is affected by general economic and business conditions around the world, including the sustained impact of COVID-19 on the global economy. A softening in income, whether caused by changes in consumer preferences or a weakening in global economies, may result in decreased revenue levels, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in income. This inability could result in lower net income or greater net loss in a given quarter than expected.
We may experience fluctuations in our tax obligations and effective income tax rate, which could materially and adversely affect our results of operations.
We are subject to U.S. federal and state income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective income tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. For example, the Inflation Reduction Act of 2022, enacted in August 2022, imposes a minimum tax on certain corporations with book income of at least $1 billion (subject to certain adjustments) and an excise tax on certain stock buybacks and similar corporate actions.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our Class A common stock.
We intend to continue to make investments to support our business growth and may require additional capital to fund and support our business, to respond to competitive challenges or take advantage of strategic opportunities. Accordingly, we may require additional capital from equity or debt financing in the future and may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing offerings, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we raise additional funds through debt financing, such financing could impose restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, including as a result of the disruption to the capital and debt markets caused by COVID-19 or a pandemic of a similar infectious disease, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial conditions and results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in stock market valuations and operating performance of other healthcare and technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our Board or management;
•sales of large blocks of our Class A common stock, including sales by certain affiliates of Silver Lake, Francisco Partners, Spectrum, Idea Men, LLC, our Co-Founders or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war, pandemics (such as COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this Part I, Item 1A, “Risk Factors.”
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have established and implemented a cybersecurity risk management program and information privacy program (collectively, our “Cybersecurity and Privacy Programs”) that are collectively intended to protect the confidentiality, integrity, and availability of our critical information systems and the information residing therein. These programs are integrated into, and form a part of, our overall enterprise risk management program, and share similar methodologies, reporting channels and governance processes to those that apply across the broader enterprise risk management framework.
Our Cybersecurity and Privacy Programs include:
•Teams responsible for managing security and privacy controls, risk assessments, and responding to cybersecurity incidents;
•Security and privacy awareness training of our employees;
•Privacy and security risk assessments designed to identify material privacy and/or cybersecurity risks to our systems, processes, and assets;
•The use of external service providers to assist with privacy and security controls, including vulnerability management;
•An incident response plan with trained personnel and personnel that are trained to execute the plan; and,
•A third-party risk management process for service providers and vendors.
We are subject to an evolving threat landscape that could pose various risks to our business, and such risks are regularly evaluated and managed via our Cybersecurity and Privacy Programs by internal and external experts. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information regarding risks related to cybersecurity matters, please see Part I, Item 1A, “Risk Factors—We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.”
Cybersecurity Governance
Our Board and its committees have an active role in overseeing risk management and they have delegated to the Compliance Committee oversight over our cybersecurity and data privacy risks. The Compliance Committee oversees management’s implementation of our Cybersecurity and Privacy Programs, except to the extent direct oversight by the Board is required by the FTC Order.
The Compliance Committee receives periodic reports from management regarding cybersecurity and privacy risks, any material updates thereto and a summary of any cybersecurity and/or privacy events or incidents that have occurred, in each case, since the most recent update provided to the Compliance Committee. The Compliance Committee reports to the full Board regarding its activities, including those related to cybersecurity and privacy. In addition, at least once every twelve months and promptly after the occurrence of certain specified cybersecurity/data privacy incidents, the Board and our Interim Chief Executive Officer receive the written Cybersecurity and Privacy Program materials, which include the results of the most recent cybersecurity and privacy risk assessment and any evaluations thereof or updates thereto (collectively, the “Reporting Materials”). On an annual basis, management also leads the Board through a comprehensive review of the Reporting Materials, including, among other things, a review of the identified material cybersecurity and privacy risk exposures and the safeguards implemented to control such risk exposures.
Our Security Team is responsible for assessing and managing our material risks from cybersecurity threats and is primarily responsible for our overall Cybersecurity and Privacy Programs and collaborates with other employees and third parties to identify and mitigate applicable risks. The Security Team’s experience includes various industry certifications (e.g., CISSP, CISM, CCSP, CISA, etc.), and industry experience (e.g., healthcare, technology, critical infrastructure, etc.).
Under the Cybersecurity and Privacy Programs, our Security Team monitors, prevents, detects, mitigates, and remediates cybersecurity risks and incidents via various means, including monitoring threat intelligence from various sources, internal and external vulnerability management, and alerts and reports produced by security tools. Reporting of such risks is regularly provided to the Board and the Compliance Committee, as applicable.

Item 2. Properties.
Our corporate headquarters is located in Santa Monica, California, where we lease approximately 74,000 square feet of space under a lease expiring in 2031. We also maintain smaller satellite offices across the United States, including in San Francisco, California, Charleston, South Carolina, Asheville, North Carolina, St. Louis, Missouri, New Albany, Ohio and New York, New York. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.
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
Holders
As of February 20, 2024, there were 7 holders of record of our Class A common stock and 10 holders of record of our Class B common stock.
Dividend Policy
We are a holding company that does not conduct any business operations of our own. We will only be able to pay dividends from our available cash on hand and cash distributions and other transfers received from our subsidiaries, including GoodRx, Inc. and GoodRx Intermediate Holdings, LLC, whose ability to make any payments to us will depend upon many factors, including their operating results and cash flows. Additionally, our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. We have paid cash dividends on our capital stock in the past but cannot guarantee that we will continue to do so in the future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial condition, capital requirements, business prospects, restrictions imposed by applicable law and other factors our Board deems relevant.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
We did not sell any equity securities during the year ended December 31, 2023 that were not registered under the Securities Act.
The following table presents information with respect to our repurchases of Class A common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
October 1 -31	—	$—	—	$—
November 1 - 30	13,058,343	$5.50	13,058,343	$50,309
December 1 - 31	1,003,953	$5.98	1,003,953	$44,305
Total	14,062,296		14,062,296
_____________________________________________________
(1)The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, which may include repurchases through Rule 10b5-1 plans. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our old stock repurchase program, which was approved by our Board on February 23, 2022 and announced on February 28, 2022, in addition to our new stock repurchase program effective subsequent to December 31, 2023, which was approved by our Board on February 27, 2024 and announced on February 29, 2024.
(2)Average price paid per share includes direct costs and estimated excise taxes associated with the repurchases.
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

The following graph depicts the total cumulative stockholder return on our Class A common stock from September 23, 2020, the first day of trading of our Class A common stock on the Nasdaq Global Select Market, through December 31, 2023, relative to the performance of the Nasdaq Composite Index and the two industries we intersect, namely, the Dow Jones Internet Services Index and S&P 500 Healthcare Index. The graph assumes an initial investment of $100 at the close of trading on September 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

GoodRx Cumulative Total Return vs. Benchmarks
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
Mar 2023
Jun 2023
Sep 2023
Dec 2023
GoodRx Holdings, Inc. Class A
DJ Internet Service
NASDAQ Composite (TR)
S&P 500 / Health Care - SEC

Use of Proceeds
On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2020.
There have been no material changes in the expected use of the net proceeds from our IPO as described in our Registration Statement. As of December 31, 2023, we estimated we had used approximately $281.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business and (ii) $117.0 million for the repurchases of our Class A common stock. As of December 31, 2023, we had $605.5 million of remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. Copays have continued to trend upward in recent years and we believe as insurance providers continue to shift the cost burden more and more to consumers, consumers are now more than ever searching for sustainable affordable healthcare solutions which, in turn, strengthens our value proposition. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem; however, our financial results for the year ended December 31, 2023 have been materially impacted by certain restructuring related activities undertaken by us during 2023 and the sustained effects of certain events that occurred during 2022.
Late in the first quarter of 2022, a grocery chain took actions that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs, whose pricing we promote on our platform ("grocer issue"). This had a material adverse impact on our prescription transactions revenue and Monthly Active Consumers, which was partially offset by our ability to shift certain prescription transactions to other retailers. Although the grocer issue was addressed in August 2022 and our discounted pricing has since been consistently welcomed at the point of sale by the grocery chain, beginning in the second quarter of 2022, it has had and will continue to have a sustained adverse impact on our prescription transactions revenue and Monthly Active Consumers due to consumer response to updated consumer pricing and the timing and extent of returning user levels. We have not experienced, and are not aware of, PBM-pharmacy issues at any other large volume pharmacies, with the exception of the grocery chain described above, and we believe our pharmacy and PBM relationships remain strong. For additional information, please see Part I, Item 1A, “Risk Factors – We rely on a limited number of industry participants.”
In addition, but to a lesser extent, the acquisition of vitaCare Prescription Services, Inc. ("vitaCare") in April 2022 also had a negative impact on our net loss, net loss margin, Adjusted EBITDA and Adjusted EBITDA Margin for the year ended December 31, 2023. vitaCare had a higher cost of revenue due to the operational nature of the solutions it supported and had historically generated net losses and negative Adjusted EBITDA.
On August 7, 2023, our board of directors (our "Board") approved a plan (the "Restructuring Plan") to de-prioritize certain solutions provided under our pharma manufacturer solutions offering, including vitaCare, which was substantially completed at December 31, 2023. The Restructuring Plan is part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved profitability. For additional information, see Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our revenue and net loss for the year ended December 31, 2023 have been impacted by costs incurred due to these restructuring activities, which are expected to result in approximately $18.0 million to $22.0 million of annualized run rate cash savings principally related to future cost of revenues. The annualized run rate cash savings are estimates and subject to a number of assumptions, and actual results may differ materially.
For the year ended December 31, 2023 as compared to the year ended December 31, 2022:
•Revenue decreased 2% to $750.3 million (which was impacted by $10.0 million of client contract termination costs incurred in connection with the Restructuring Plan) from $766.6 million;
•Adjusted Revenue decreased 1% to $760.3 million (which represents revenue excluding the $10.0 million of client termination costs incurred in connection with the Restructuring Plan, which was recognized as a reduction of revenue) from $766.6 million;
•Net loss and net loss margin were $8.9 million and 1.2%, respectively, compared to net loss and net loss margin of $32.8 million and 4.3%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $217.4 million and 28.6%, respectively, compared to $213.5 million and 27.8%, respectively.
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
Seasonality
We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. For our integrated savings programs, we may experience stronger prescription transactions revenue during the first half of each year since more claims are likely to be routed through GoodRx while plan members are in the deductible phase of their health plans. We may also experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. In addition, this seasonality may impact revenue and sales and marketing expense. The grocer issue and the ongoing impact of COVID-19 may have masked some of these trends in recent periods and may continue to impact these trends in the future.
Recent Developments
On February 27, 2024, our Board authorized a new $450.0 million stock repurchase program. On February 20, 2024, we entered into the Fifth Amendment to First Lien Credit Agreement to amend our Revolving Credit Facility under the Credit Agreement to extend its maturity date from October 11, 2024 to July 11, 2025. See Note 19 in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We exited the fourth quarter of 2023 with over 7 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active Consumers for the three months ended December 31, 2023 and subscribers to our subscription plans as of December 31, 2023.
Monthly Active Consumers
Monthly Active Consumers beginning with the second quarter of 2022 were impacted by the grocer issue.

	Three Months Ended
(in millions)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Monthly Active Consumers	6.4	6.1	6.1	6.1	5.9	5.8	5.8	6.4
Subscription Plans
Subscription plans have been impacted by a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to that offering. We expect our subscription plans for Kroger Savings to continue to sequentially decline through July 2024, the expected sunset of the program. Gold subscription plans increased year-over-year and accounted for 694 thousand as of December 31, 2023.

	As of
(in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Subscription plans	884	930	969	1,007	1,030	1,060	1,133	1,203
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
Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain costs that are reflected in our consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as comparative measures.
The following table presents a reconciliation of net loss and revenue, the most directly comparable financial measures calculated in accordance with GAAP, to Adjusted EBITDA and Adjusted Revenue, respectively, and presents net loss margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA Margin:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net loss	$(8,868)	$(32,828)
Adjusted to exclude the following:
Interest income	(32,171)	(9,274)
Interest expense	56,728	34,243
Income tax (benefit) expense	(46,704)	9,597
Depreciation and amortization (1)	107,668	54,177
Other expense (2)	4,008	—
Financing related expenses (3)	—	20
Acquisition related expenses (4)	1,777	26,486
Restructuring related expenses (5)	27,023	6,273
Legal settlement expenses (6)	100	1,500
Stock-based compensation expense	104,820	120,234
Payroll tax expense related to stock-based compensation	1,693	1,882
Loss on operating lease assets (7)	1,353	12,569
Gain on sale of business (8)	—	(11,404)
Adjusted EBITDA	$217,427	$213,475

Revenue	$750,265	$766,554
Adjusted to exclude the following:
Client contract termination costs (9)	10,000	—
Adjusted Revenue	$760,265	$766,554
Net loss margin (10)	(1.2%)	(4.3%)
Adjusted EBITDA Margin (11)	28.6%	27.8%
_____________________________________________________
(1)Depreciation and amortization for the year ended December 31, 2023 included $46.7 million of amortization related to certain intangible assets in connection with the Restructuring Plan, which were accelerated through December 31, 2023, the date the Restructuring Plan was substantially complete.
(2)Other expense represents the impairment loss on one of our minority equity interest investments.
(3)Financing related expenses include third party fees related to proposed financings.
(4)Acquisition related expenses principally include costs for actual or planned acquisitions including related third party fees, legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration. Acquisition related expenses in 2022 also included similar transaction related costs for our sale of certain technology assets of

GoodRx Care and a $18.1 million net change in fair value of contingent consideration related to our vitaCare acquisition.
(5)Restructuring related expenses include employee severance and other personnel related costs in connection with various workforce optimization and organizational changes to better align with our strategic goals and future scale. In connection with the Restructuring Plan, restructuring related expenses for the year ended December 31, 2023 also included (i) a loss of $7.0 million relating to the disposal of certain capitalized software that were not yet ready for their intended use; and (ii) a $10.0 million contract termination payment to a pharma manufacturer solutions client. Substantially all of the restructuring related expenses in 2022 were related to a reduction in force approved by our Board in August 2022 involving approximately 16% of the workforce of our indirect wholly-owned subsidiary GoodRx, Inc.
(6)Legal settlement expenses consist of periodic settlement costs for significant and unusual litigation matters. We believe these costs do not represent recurring expenses arising in the ordinary course of business that are indicative of our overall operating performance. For the year ended December 31, 2023, legal settlement expenses represent the estimated probable net loss with respect to ongoing class action litigations. For the year ended December 31, 2022, legal settlement expenses represent a negotiated settlement with the Federal Trade Commission.
(7)Loss on operating lease assets include, as applicable for the periods presented, losses incurred relating to the abandonment or sublease of certain leased office spaces and disposal of related capitalized costs.
(8)Gain on sale of business represents the pre-tax gain recognized on the sale of certain technology assets of GoodRx Care, LLC, our telehealth platform.
(9)Client contract termination costs represent a payment to a pharma manufacturer solutions client to terminate certain contracts in connection with the Restructuring Plan, which was recognized as a reduction of revenue.
(10)Net loss margin represents net loss as a percentage of revenue.
(11)Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of Adjusted Revenue.
Components of our Results of Operations
For a description of the components of our results of operations, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as pharma manufacturer solutions, our subscription offerings, and our telehealth services. We consider PBMs, pharma manufacturers and consumers of our subscription and telehealth services, for which we have direct contractual agreements, to be our primary customers. We expect pharma manufacturer solutions to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering. All of our revenue has been generated in the United States.
Beginning in late 2022, we began to enter into direct contractual agreements with select pharmacies, referred to as partner pharmacies, to complement the existing contractual agreements with our PBM partners. Partner pharmacies are our customers in these arrangements. We expect to increase direct contractual relationships with more pharmacies in proportion to existing contractual agreements with our PBM partners in the near term.
Prior to December 2023, we provided consumer incentives principally in the form of discounts to a limited number of consumers on a limited number of prescription drugs for a limited time ("limited marketing promotions"). Consumer discounts on prescription drugs with partner pharmacies as our customers were recognized as a reduction of prescription transactions revenue. For consumer discounts on prescription drugs with PBMs as our customers, we evaluate whether such discounts represent payments to a customer, which are recognized as a reduction of prescription transactions revenue if no distinct benefit is received, or whether the discounts relate to limited marketing promotions, which are recognized as sales and marketing expenses. We consider various factors including whether the discounts are made available for a limited time on a limited number of prescription drugs, consumer eligibility requirements, whether discounts are targeted towards consumer transactions with specific partner pharmacies or PBMs, and whether there is involvement or reasonable expectations of our customers with regards to the discounts. In December 2023, we implemented a change in some aspects of our consumer incentives program whereby the incentives are no longer limited marketing promotions and we believe our customers can now reasonably expect to benefit from these incentives. As a result, all consumer discounts subsequent to this change are expected to be recognized as a reduction of prescription transactions revenue.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

(dollars in thousands)	Year Ended December 31, 2023	% of Total Revenue	Year Ended December 31, 2022	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$550,738	73%	$550,536	72%	$202	0%
Subscription revenue	94,410	13%	96,167	13%	(1,757)	(2%)
Pharma manufacturer solutions revenue (1)	85,065	11%	99,425	13%	(14,360)	(14%)
Other revenue	20,052	3%	20,426	3%	(374)	(2%)
Total revenue	750,265		766,554
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	66,925	9%	65,079	8%	1,846	3%
Product development and technology	135,836	18%	143,137	19%	(7,301)	(5%)
Sales and marketing	341,328	45%	357,631	47%	(16,303)	(5%)
General and administrative	125,515	17%	144,792	19%	(19,277)	(13%)
Depreciation and amortization	107,668	14%	54,177	7%	53,491	99%
Total costs and operating expenses	777,272		764,816
Operating (loss) income	(27,007)		1,738
Other expense, net:
Other expense	(4,008)	1%	—	0%	(4,008)	n/m
Interest income	32,171	4%	9,274	1%	22,897	247%
Interest expense	(56,728)	8%	(34,243)	4%	(22,485)	66%
Total other expense, net	(28,565)		(24,969)
Loss before income taxes	(55,572)		(23,231)
Income tax benefit (expense)	46,704	6%	(9,597)	1%	56,301	(587%)
Net loss	$(8,868)		$(32,828)
_____________________________________________________
(1)Pharma manufacturer solutions revenue for the year ended December 31, 2023 included a $10.0 million contract termination payment to a pharma manufacturer solutions client in connection with our Restructuring Plan, which was recognized as a reduction of revenue. See Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Revenue
Prescription transactions revenue stayed relatively flat year-over-year, primarily as a result of a 3% increase in the number of our average Monthly Active Consumers, substantially offset by the pricing effects of the grocer issue due to an ongoing shift in the volume of prescription transactions to other retailers, which generally provide lower pricing relative to prescription transactions processed through the grocer involved, and an increase in consumer discounts pertaining to transactions processed through partner pharmacies, which were recognized as a reduction of revenue.
Subscription revenue decreased $1.8 million, or 2%, year-over year, primarily driven by a decrease in the number of subscription plans due to the anticipated sunset of Kroger Savings, resulting in 884 thousand subscription plans as of December 31, 2023, compared to 1,030 thousand as of December 31, 2022, substantially offset by the effects of the pricing increase for Gold subscribers in the first half of 2022. Given the subscription fee is higher for Gold relative to Kroger Savings, we expect the anticipated sunset of Kroger Savings will result in a higher decline in subscription plans relative to subscription revenue.
Pharma manufacturer solutions revenue decreased $14.4 million, or 14%, year-over year, primarily driven by a $10.0 million contract termination payment to a client in connection with the Restructuring Plan, which was recognized as a reduction of revenue, as well as by our increased focus on prioritizing service arrangements with high levels of recurring revenue potential relative to the prior year and moderation in spending across pharma manufacturers. Due principally to the Restructuring Plan and the related contract termination payment as described above, vitaCare contributed ($2.2) million in revenue for the year ended December 31, 2023 compared to $5.6 million for the same period of 2022. We expect the results of the de-prioritization of certain solutions under our pharma manufacturer solutions offering in connection with the Restructuring Plan will have a sustained adverse impact on our pharma manufacturer solutions revenue in the medium term.

Other revenue decreased 2% year-over-year. Apart from the Restructuring Plan as discussed above, our acquisitions and dispositions individually and in the aggregate did not materially contribute to the change in our revenue for the year ended December 31, 2023 compared to the same period of 2022.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the change in mix of our various offerings.
Cost of revenue increased $1.8 million, or 3%, year-over-year, primarily driven by $4.2 million of personnel related costs in connection with the Restructuring Plan and a $2.5 million year-over-year increase in hosting costs and processing fees. The impact from these drivers was partially offset by a $3.1 million decrease in outsourced and in-house personnel and other costs related to consumer support and a $2.0 million decrease in fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering.
Product development and technology
Product development and technology expenses are primarily driven by changes in headcount and investments to support and develop our various products. We capitalize certain qualified costs related to the development of internal-use software, which may cause product development and technology expenses to vary from period to period.
Product development and technology expenses decreased $7.3 million, or 5%, year-over-year, primarily driven by a $14.7 million decrease in payroll and related costs largely due to higher capitalization of certain qualified costs related to the development of internal-use software and lower average headcount. The impact from these drivers was partially offset by a $8.0 million loss on the disposal of certain capitalized software that were not yet ready for their intended use, principally in connection with the Restructuring Plan.
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
Sales and marketing expenses decreased $16.3 million, or 5%, year-over-year primarily driven by a $27.5 million decrease in advertising expenses as we proactively managed our spend to better align with our strategic goals, partially offset by a $10.7 million increase in third-party marketing and related support services.
General and administrative
General and administrative expenses are primarily driven by changes in headcount and investments to support our compliance and reporting obligations as a public company. General and administrative expenses may vary from period to period based on the timing and extent of business mergers, acquisitions and dispositions, to support our organic growth, and financing activities. Impairments and disposals of long-lived assets may also cause general and administrative expenses to fluctuate period to period.
General and administrative expenses decreased $19.3 million, or 13%, year-over-year, primarily driven by a $24.0 million decrease in stock-based compensation expense related to the equity granted to our Co-Founders in 2020 (the "Founders Awards") and costs incurred in 2022 that did not recur in 2023, including a $18.1 million loss from the change in fair value of contingent consideration and a $11.3 million loss related to the impairment of an operating lease asset, partially offset by a $11.4 million pre-tax gain from the sale of certain technology assets of GoodRx Care, LLC, our telehealth platform business. The year-over-year impact from these drivers was partially offset by a $20.1 million increase in payroll and related expenses principally due to increased equity grants to existing employees in 2023 relative to 2022 as well as a stock option award granted to our Interim Chief Executive Officer in the second quarter of 2023 with a grant-date fair value of $9.6 million that vests in twelve equal monthly installments through April 2024.
Depreciation and amortization
Our depreciation and amortization changes primarily based on changes in our property and equipment, intangible assets, and capitalized software balances and estimates of useful lives.
Depreciation and amortization expenses increased $53.5 million, or 99%, year-over-year, primarily driven by $46.7 million of amortization related to certain intangible assets in connection with the Restructuring Plan, which have been accelerated through December 31, 2023, the date the Restructuring Plan was substantially complete. The year-over-year change in depreciation and amortization was further driven by higher amortization related to capitalized software due to higher capitalized costs for platform improvements and the introduction of new products and features.
Other Expense
Other expense increased by $4.0 million year-over-year, due to an impairment loss on one of our minority equity interest investments.
Interest Income
Interest income increased by $22.9 million year-over-year primarily due to higher interest rates earned on cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense increased by $22.5 million, or 66%, year-over-year, primarily due to higher interest rates partially offset by lower average debt balances.
Income Taxes
In 2023, we had an income tax benefit of $46.7 million compared to an income tax expense of $9.6 million in 2022 and an effective income tax rate of 84.0% and (41.3%), respectively. The year-over-year change in our income taxes was primarily due to the tax benefit from the release of our valuation allowance against our beginning of the year net deferred tax assets in excess of tax amortizable goodwill, partially offset by a decrease in our U.S. federal and state research and development tax credits. For information regarding our valuation allowance analysis, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Income Taxes—Valuation of Deferred Tax Assets" and Note 11 in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility which expires on October 11, 2024. As of December 31, 2023, we had cash and cash equivalents of $672.3 million and $90.8 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our primary short-term and long-term requirements for liquidity and capital are to finance working capital including our noncancelable operating lease obligations, interest and principal payments related to our outstanding debt arrangements, share repurchases, capital expenditures, general corporate purposes, and business acquisitions and investments we may make from time to time.
Based on our current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months from the date of the issuance of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including the growth of our business, the timing and extent of investments, sales and marketing activities, and many other factors as described in Part I, Item 1A, “Risk Factors.” For additional information regarding our cash requirements from noncancelable operating lease obligations, terms and commitments under our debt arrangements including our term loan and revolving credit facility, and other commitments and contingencies, see Note 10, Note 12 and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, respectively.
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

Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of December 31, 2023. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$138,292	$146,780
Net cash used in investing activities	(55,766)	(210,498)
Net cash used in financing activities	(167,395)	(120,226)
Net change in cash and cash equivalents	$(84,869)	$(183,944)
Net cash provided by operating activities
Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in assets and liabilities. The $8.5 million decrease in net cash provided by operations in 2023 compared to 2022 was due to $24.0 million decrease in net loss, offset by a decrease of $30.8 million in non-cash adjustments and an increase of $1.6 million in cash outflow from changes in operating assets and liabilities. The net decrease in non-cash adjustments was primarily driven by changes in deferred income tax year-over-year as a result of the release of our valuation allowance in 2023, a year-over-year decrease in stock-based compensation expense due to the Founders Awards and a decrease in the change in fair value of contingent consideration that was recognized in 2022. The impact from these drivers was partially offset by an increase in depreciation and amortization due to amortization of certain intangible assets that were accelerated in 2023 and losses on the disposal of capitalized software that were not yet ready for their intended use as a result of the Restructuring Plan, as well as related to an impairment of a minority equity interest investment. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments of accounts payable and accrued expenses and collections of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities primarily consists of cash used for software development costs, capital expenditures, and acquisitions and investments that we may make from time to time. The $154.7 million decrease in net cash used in investing activities in 2023 compared to 2022 was primarily related to a $171.9 million decrease in cash paid for acquisition of businesses and minority equity interest investments in privately-held companies, partially offset by a $16.6 million decrease in proceeds from the sale of certain technology assets of GoodRx Care.
Net cash used in financing activities
Net cash used in financing activities primarily consists of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by proceeds from employees' exercise of stock options and from our employee stock purchase plan. The $47.2 million increase in net cash used in financing activities in 2023 compared to 2022 was primarily related to an increase of $44.8 million for payments related to net share settlement of equity awards, of which $44.5 million related to the Founders Awards, and a decrease of $3.2 million of proceeds from the exercise of stock options.
Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2023 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
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
For developed technology and customer relationships intangible assets, our revenue and margin forecasts include assumptions about future industry conditions, macroeconomic events, our ability to renew contracts in a competitive bidding process including the necessary resources and investments to support these contracts, among other factors. The discount rates focus on rates of return for equity and debt and are calculated using public information from selected guideline companies. The magnitude of the discount rates reflects the perceived risk of each investment, which requires significant judgment. A change in the estimated risk of the acquired companies' cash flows would change the discount rates applied, which in turn could significantly affect the valuation of our acquired developed technology and customer relationships intangible assets.
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
In 2022, we acquired vitaCare which included a contingent consideration receivable. For the contingent consideration receivable at the acquisition date, our revenue forecasts include assumptions relating to the fair value of services expected to be provided to the seller which includes specific assumptions about the seller’s ability to continue to order such services given the seller’s liquidity position, among other macroeconomic and industry factors. The discount rate focuses on the level of risk of achievement of the forecasts and the credit and financial stability of the seller including its financial wherewithal for future payment of the receivable, which requires significant judgment. A change in the seller's liquidity position and future outlook would change the revenue forecasts and discount rate applied and our estimate of the realizability of the contingent consideration receivable, which in turn would affect the valuation of the contingent consideration receivable.
As described in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the contingency associated with the vitaCare contingent consideration receivable was resolved in the year of acquisition which reduced its fair value to zero. As a result, the remeasurement of the contingent consideration receivable to fair value at December 31, 2022 was no longer a critical accounting estimate.

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
In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence. As of December 31, 2022 and 2021, we maintained a full valuation allowance against our net deferred tax assets in excess of amortizable goodwill as the objectively verifiable negative evidence outweighed the positive evidence. We determined it was more likely than not that our deferred tax assets would not be realized. Objectively verifiable negative evidence at the time primarily included (i) the existence of fiscal and trailing three-year cumulative tax losses (pre-tax earnings or losses adjusted for permanent book to tax differences) principally generated in 2021 and 2020; and (ii) the existence of substantial stock options granted prior to our initial public offering ("IPO") that remain outstanding. The tax losses in 2021 and 2020 were attributable to substantial excess tax benefits realized from the exercise of stock options granted prior to our IPO. Stock options granted prior to our IPO contained substantially lower exercise prices compared to the closing prices of our Class A common stock as reported on the Nasdaq Global Select Market in 2021 and 2020, which when exercised, resulted in significant excess tax benefits to us. In 2022 and 2023, the excess tax benefits realized substantially decreased relative to 2021 and 2020 due to a decline in the closing prices of our Class A common stock. Accordingly, relative to 2021, the weight of the negative evidence related to substantial excess tax benefits to be realized in future tax periods declined in recent periods.
In 2023, positive evidence reviewed included sustained tax profitability (pre-tax earnings or losses adjusted for permanent book to tax differences), which was objective and verifiable, and anticipated future earnings. The sustained trend of tax profitability realized began in 2022 and continued through the end of 2023. Additional positive evidence reviewed included (i) stock options granted that will expire 10 years from the date of grant if unexercised; and (ii) an indefinite carryforward period for certain deferred tax assets. Although we still have a significant number of outstanding stock options granted prior to our IPO available to be exercised in future tax periods, which may generate incremental excess tax benefits if they are exercised, the degree of excess tax benefits that will be realized in the future will depend on many factors outside of our control, including the closing prices of our Class A common stock in the future and stock option exercises being initiated by employees. Further, we have granted additional equity awards to our employees since our IPO at various closing prices of our Class A common stock which when vested or exercised, could offset, partially offset or supplement the incremental excess tax benefits to be realized from the exercise of stock options granted prior to our IPO in future tax periods.
We apply judgment to consider the relative impact of negative and positive evidence and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the sustained tax profitability achieved since 2022, which was objectively verifiable, and anticipated future earnings, we believed that a valuation allowance against the majority of our net deferred tax assets was no longer required and released $54.6 million of our valuation allowance as an income tax benefit during 2023. As of December 31, 2023, we continue to believe that our net deferred taxes with the exception of certain standalone tax filings' net deferred tax assets will be realized. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations, and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We only have operations within the United States and therefore do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes.
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our debt arrangements which bears floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase in interest rates would have increased our interest expense by $6.7 million for the year ended December 31, 2023.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following information with respect to our Board and executive officers is presented as of February 29, 2024:

Name	Age	Position at GoodRx	Principal Employment
Scott Wagner	53	Interim Chief Executive Officer	Same
Karsten Voermann	54	Chief Financial Officer	Same
Romin Nabiey	37	Chief Accounting Officer	Same
Trevor Bezdek	46	Chairman & Director	Same
Douglas Hirsch	53	Chief Mission Officer & Director	Same
Christopher Adams	44	Director	Partner at Francisco Partners Management, L.P.
Julie Bradley	55	Director	Chief Executive Officer of RegimenMD, Inc.
Dipanjan Deb	54	Director	Co-founder and Chief Executive Officer of Francisco Partners Management, L.P.
Adam Karol	48	Director	Managing Director at Silver Lake
Kelly J. Kennedy	55	Director	Chief Financial Officer of Willow Innovations
Stephen LeSieur	50	Director	Managing Director at Spectrum Equity
Gregory Mondre	49	Director	Co-Chief Executive Officer at Silver Lake
Agnes Rey-Giraud	59	Director	Founder and Chairman of Acera Surgical Inc.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

4.3	Description of Capital Stock					*

4.4	Amended and Restated Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.2	8/28/20

4.5	Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated September 22, 2020	8-K	001-39549	10.1	9/28/20

4.6	Amended and Restated Investor Rights Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.4	8/28/20

10.1†	Form of Indemnification Agreement between GoodRx Holdings, Inc. and its directors and officers	S-1/A	333-248465	10.1	9/14/20

10.2†	Fifth Amended and Restated 2015 Equity Incentive Plan	10-Q	001-39549	10.2	11/12/20

10.3†	2020 Incentive Award Plan	S-1/A	333-248465	10.3	9/14/20

10.3.1†	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.1	9/14/20

10.3.2†	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.2	9/14/20

10.3.3†	Form of Time-Vesting Restricted Stock Unit Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.3	9/14/20

10.3.4†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Founders) pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.4	9/14/20

10.3.5†	First Amendment to 2020 Incentive Award Plan	10-Q	001-39549	10.1	5/13/21

10.4†	GoodRx Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248465	10.4	9/14/20

10.5†	GoodRx Holdings, Inc. Director Compensation Program	S-1/A	333-248465	10.5	9/14/20

10.6†	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Trevor Bezdek, dated April 25, 2023	8-K	001-39549	10.2	4/25/23

10.7†	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Douglas Hirsch, dated April 25, 2023	8-K	001-39549	10.3	4/25/23

10.8†	Offer Letter for Bansi Nagji, dated March 28, 2020	10-K	001-39549	10.10	3/11/21

10.9†	Offer Letter for Karsten Voermann, effective February 12, 2020	10-K	001-39549	10.11	3/11/21

10.10.1+	First Lien Credit Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the joint lead arrangers and joint lead bookrunners party thereto, dated October 12, 2018	S-1/A	333-248465	10.13	8/28/20

10.10.2+	First Lien Security Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC., Iodine, Inc., and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.16	8/28/20

10.10.3+	First Lien Guaranty by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc. and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.17	8/28/20

10.10.4+	First Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, the lenders party thereto and Barclays Bank PLC, dated November 1, 2019	S-1/A	333-248465	10.14	8/28/20

10.10.5+	Second Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, Lighthouse Acquisition Corp., the lenders party thereto and Barclays Bank PLC, dated May 12, 2020	S-1/A	333-248465	10.15	8/28/20

10.10.6+	Third Amendment to First Lien Credit Agreement, dated June 29, 2023	10-Q	001-39549	10.5	8/9/23

10.10.7+	Fourth Amendment to First Lien Credit Agreement, dated July 7, 2023	10-Q	001-39549	10.6	8/9/23

10.11.1^+	Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated September 6, 2019	S-1/A	333-248465	10.19	8/28/20

10.11.2^	First Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated August 14, 2020	10-Q	001-39549	10.1	8/12/21

10.11.3^+	Second Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated May 27, 2021	10-Q	001-39549	10.2	8/12/21

10.11.4	Third Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated March 18, 2022	10-Q	001-39549	10.1	5/10/22

10.12^+	Stock Purchase Agreement, dated as of March 6, 2022, by and between GoodRx, Inc. and TherapeuticsMD, Inc.	10-Q	001-39549	10.2	5/10/22

10.13†	Offer Letter for Romin Nabiey, effective May 1, 2017	10-K	001-39549	10.19	3/1/23

10.14†	Offer Letter for Raj Beri, dated May 6, 2022	8-K	001-39549	10.1	5/9/22

10.15†+	Employment Agreement, by and between GoodRx, Inc. and Scott Wagner, dated April 25, 2023	8-K	001-39549	10.1	4/25/23

10.16†	Letter Agreement, by and between GoodRx, Inc. and Raj Beri, dated May 30, 2023	8-K	001-39549	10.1	6/2/23

10.17†+	Separation Agreement & Release, by and among GoodRx Holdings, Inc., GoodRx, Inc. and Babak Azad, dated July 19, 2023	8-K	001-39549	10.1	7/27/23

10.18†	Non-Employee Director Deferred Compensation Plan					*

10.18.1†	Form of Director Deferred Cash Fees RSU Agreement					*

10.18.2†	Form of Director Deferred RSU Agreement					*

21.1	List of Subsidiaries of GoodRx Holdings, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Interim Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer	**

97.1†	GoodRx Holdings Inc. Policy for Recovery of Erroneously Awarded Compensation	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_____________________________________________________
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

GOODRX HOLDINGS, INC.

Date: February 29, 2024	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Wagner	Interim Chief Executive Officer	February 29, 2024
Scott Wagner	(Principal Executive Officer)

/s/ Karsten Voermann	Chief Financial Officer	February 29, 2024
Karsten Voermann	(Principal Financial Officer)

/s/ Romin Nabiey	Chief Accounting Officer	February 29, 2024
Romin Nabiey	(Principal Accounting Officer)

/s/ Christopher Adams	Director	February 29, 2024
Christopher Adams

/s/ Trevor Bezdek	Chairman & Director	February 29, 2024
Trevor Bezdek

/s/ Julie Bradley	Director	February 29, 2024
Julie Bradley

/s/ Dipanjan Deb	Director	February 29, 2024
Dipanjan Deb

/s/ Douglas Hirsch	Chief Mission Officer & Director	February 29, 2024
Douglas Hirsch

/s/ Adam Karol	Director	February 29, 2024
Adam Karol

/s/ Kelly J. Kennedy	Director	February 29, 2024
Kelly J. Kennedy

/s/ Stephen LeSieur	Director	February 29, 2024
Stephen LeSieur

/s/ Gregory Mondre	Director	February 29, 2024
Gregory Mondre

/s/ Agnes Rey-Giraud	Director	February 29, 2024
Agnes Rey-Giraud

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of GoodRx Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoodRx Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Prescription Transactions Revenue Generated from pharmacy benefit managers (PBMs) and Pharma Manufacturer Solutions Revenue Generated from Advertising Arrangements
As described in Note 2 to the consolidated financial statements, prescription transactions revenue is primarily generated from PBMs, or customers, when a prescription is filled with the Company’s code provided through the Company’s platform. The Company recognizes revenue at the point in time when a prescription is filled. Pharma manufacturer solutions revenue consists primarily of advertisements purchased by pharma manufacturers and other customers for a fixed fee that appear on the Company’s apps and websites for a specified period of time, and revenue is recognized ratably over the term of the arrangement. Customers may also purchase advertisements where the Company charges fees on a cost-per-click basis, advertisements placed in the Company’s direct mailers, or other content used in advertising. Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively. For the year ended December 31, 2023, prescription transactions revenue was $550.7 million, of which a majority relates to revenue generated from PBMs, and pharma manufacturer solutions revenue was $85.1 million, of which a majority relates to revenue generated from advertising arrangements.
The principal consideration for our determination that performing procedures relating to revenue recognition for prescription transactions revenue generated from PBMs and pharma manufacturer solutions revenue generated from advertising arrangements is a critical audit matter is a high degree of auditor effort in performing procedures relating to the Company’s revenue recognition for these revenue streams.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for prescription transactions revenue generated from PBMs and pharma manufacturer solutions revenue generated from advertising arrangements. These procedures also included, among others (i) evaluating, on a sample basis, the appropriateness of revenue recognized for prescription transactions revenue generated from PBMs and pharma manufacturer solutions revenue generated from advertising arrangements by obtaining and inspecting source documents, such as contracts, customer invoices, and cash receipts from customers and (ii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, customer invoices, and subsequent cash receipts from customers.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2024
We have served as the Company’s auditor since 2018.

GoodRx Holdings, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$672,296	$757,165
Accounts receivable, net	143,608	117,141
Prepaid expenses and other current assets	56,886	45,380
Total current assets	872,790	919,686
Property and equipment, net	15,932	19,820
Goodwill	410,769	412,117
Intangible assets, net	60,898	119,865
Capitalized software, net	95,439	70,072
Operating lease right-of-use assets, net	29,929	35,906
Deferred tax assets, net	65,268	—
Other assets	37,775	27,165
Total assets	$1,588,800	$1,604,631
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$36,266	$17,700
Accrued expenses and other current liabilities	71,329	47,523
Current portion of debt	8,787	7,029
Operating lease liabilities, current	6,177	4,068
Total current liabilities	122,559	76,320
Debt, net	647,703	651,796
Operating lease liabilities, net of current portion	48,403	54,131
Other liabilities	8,177	7,557
Total liabilities	826,842	789,804
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 92,355 and 83,293 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively; and Class B: 1,000,000 shares authorized, 301,732 and 313,732 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	40	40
Additional paid-in capital	2,219,321	2,263,322
Accumulated deficit	(1,457,403)	(1,448,535)
Total stockholders' equity	761,958	814,827
Total liabilities and stockholders' equity	$1,588,800	$1,604,631
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenue	$750,265	$766,554	$745,424
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	66,925	65,079	46,716
Product development and technology	135,836	143,137	125,860
Sales and marketing	341,328	357,631	370,217
General and administrative	125,515	144,792	154,686
Depreciation and amortization	107,668	54,177	34,539
Total costs and operating expenses	777,272	764,816	732,018
Operating (loss) income	(27,007)	1,738	13,406
Other expense, net:
Other expense	(4,008)	—	—
Interest income	32,171	9,274	59
Interest expense	(56,728)	(34,243)	(23,642)
Total other expense, net	(28,565)	(24,969)	(23,583)
Loss before income taxes	(55,572)	(23,231)	(10,177)
Income tax benefit (expense)	46,704	(9,597)	(15,077)
Net loss	$(8,868)	$(32,828)	$(25,254)
Loss per share:
Basic and diluted	$(0.02)	$(0.08)	$(0.06)
Weighted average shares used in computing loss per share:
Basic and diluted	410,315	412,858	409,981

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$610	$359	$798
Product development and technology	30,096	35,190	35,090
Sales and marketing	20,311	21,036	20,645
General and administrative	53,803	63,649	103,929
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	391,660	$39	$2,101,773	$(1,390,453)	$711,359
Stock options exercised	7,282	1	35,358	—	35,359
Stock-based compensation	—	—	168,171	—	168,171
Vesting and settlement of restricted stock units	3,054	—	—	—	—
Common stock withheld related to net share settlement	(1,434)	—	(57,955)	—	(57,955)
Net loss	—	—	—	(25,254)	(25,254)
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	2,192	—	9,128	—	9,128
Stock-based compensation	—	—	129,203	—	129,203
Vesting and settlement of restricted stock units	4,717	—	—	—	—
Common stock withheld related to net share settlement	(1,990)	—	(20,635)	—	(20,635)
Repurchases of Class A common stock	(8,456)	—	(101,721)	—	(101,721)
Net loss	—	—	—	(32,828)	(32,828)
Balance at December 31, 2022	397,025	$40	$2,263,322	$(1,448,535)	$814,827
Stock options exercised	1,828	—	6,288	—	6,288
Stock-based compensation	—	—	117,964	—	117,964
Vesting and settlement of restricted stock units	25,008	3	—	—	3
Common stock withheld related to net share settlement	(11,661)	(1)	(65,671)	—	(65,672)
Repurchases of Class A common stock (1)	(18,433)	(2)	(103,972)	—	(103,974)
Issuance of common stock through employee stock purchase plan	320	—	1,390	—	1,390
Net loss	—	—	—	(8,868)	(8,868)
Balance at December 31, 2023	394,087	$40	$2,219,321	$(1,457,403)	$761,958
_____________________________________________________
(1)Repurchases of Class A common stock for the year ended December 31, 2023 include 12.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $65.9 million. See "Note 14. Stockholders' Equity" for additional information.
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(8,868)	$(32,828)	$(25,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,668	54,177	34,539
Amortization of debt issuance costs	3,382	3,413	3,445
Non-cash operating lease expense	4,104	3,349	3,102
Stock-based compensation expense	104,820	120,234	160,462
Change in fair value of contingent consideration	—	18,057	—
Deferred income taxes	(65,562)	(497)	12,851
Gain on sale of business	—	(11,404)	—
Loss on operating lease assets	1,353	12,569	1,430
Loss on disposal of capitalized software	7,975	—	—
Loss on minority equity interest investment	4,008	—	—
Other	1,348	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(26,467)	1,375	(43,949)
Prepaid expenses and other assets	(32,162)	(13,644)	17,060
Accounts payable	17,456	(874)	4,207
Accrued expenses and other current liabilities	21,253	(5,268)	14,001
Operating lease liabilities	(2,930)	(4,004)	(2,404)
Other liabilities	914	2,125	(711)
Net cash provided by operating activities	138,292	146,780	178,779
Cash flows from investing activities
Purchase of property and equipment	(1,043)	(3,967)	(4,571)
Acquisitions, net of cash acquired	—	(156,853)	(140,268)
Capitalized software	(54,723)	(51,247)	(29,886)
Investment in minority equity interest	—	(15,007)	(4,008)
Proceeds from sale of business	—	16,576	—
Net cash used in investing activities	(55,766)	(210,498)	(178,733)
Cash flows from financing activities
Payments on long-term debt	(5,271)	(7,029)	(7,029)
Payments for contingent consideration	—	—	(832)
Repurchases of Class A common stock (1)	(103,974)	(101,721)	—
Proceeds from exercise of stock options	5,941	9,159	35,021
Employee taxes paid related to net share settlement of equity awards	(65,481)	(20,635)	(57,688)
Proceeds from employee stock purchase plan	1,390	—	—
Net cash used in financing activities	(167,395)	(120,226)	(30,528)
Net change in cash and cash equivalents	(84,869)	(183,944)	(30,482)
Cash and cash equivalents
Beginning of period	757,165	941,109	971,591
End of period	$672,296	$757,165	$941,109
Supplemental disclosure of cash flow information
Income tax paid (refunds received), net	$17,243	$4,356	$(18,105)
Interest paid	48,799	30,702	20,198
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	52	22,491	2,910
Stock-based compensation included in capitalized software	13,144	8,969	7,709
Capitalized software included in accounts payable and accrued expenses and other current liabilities	7,826	4,176	1,086
Capitalized software transferred from prepaid assets	5,751	—	—
_____________________________________________________
(1)Repurchases of Class A common stock for the year ended December 31, 2023 include 12.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $65.9 million. See "Note 14. Stockholders' Equity" for additional information.
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
Segment Reporting and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages our business on the basis of one operating segment. During the years ended December 31, 2023, 2022 and 2021, all of our revenue was from customers located in the United States. In addition, at December 31, 2023 and 2022, all of our right-of-use assets and property and equipment were in the United States.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, including the accompanying notes. We base our estimates on historical factors; current circumstances; macroeconomic events and conditions; and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis. Actual results can differ materially from these estimates, and such differences can affect the results of operations reported in future periods.
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

We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the years ended December 31, 2023 and 2022, one customer accounted for 13% of our revenue. For the year ended December 31, 2021, two customers accounted for 13% and 11% of our revenue. At December 31, 2023, no customer accounted for more than 10% of our accounts receivable balance. At December 31, 2022, one customer accounted for 13% of our accounts receivable balance.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist primarily of U.S. treasury securities money market funds held with an investment bank and cash on deposit.
Cash equivalents, consisting of U.S. treasury securities money market funds, of $605.5 million and $642.5 million at December 31, 2023 and 2022, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recognized at the amounts due from various customers, net of allowance for expected credit losses. We estimate our expected credit losses based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. We write off the asset when it is determined to be uncollectible. As of December 31, 2023 and 2022, the allowance for credit losses was not material.
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
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized an impairment loss of $4.0 million on one of our minority equity interest investments during the year ended December 31, 2023 which was presented as other expense on the consolidated statement of operations for the year then ended. We otherwise have not recognized any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the years ended December 31, 2023, 2022 and 2021. Equity investments included in other assets in the consolidated balance sheets as of December 31, 2023 and 2022 were $15.0 million and $19.0 million, respectively.
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
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. We had one reporting unit during 2023, 2022 and 2021. We review goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we may first perform an optional qualitative assessment. If we determine it is not more likely than not our reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of our reporting unit exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairments were recognized in 2023, 2022 or 2021. Gains and losses on the disposition of a business, which are recognized in general and administrative expenses in the consolidated statements of operations, include the carrying amount of goodwill related to the business disposed. When a portion of a reporting unit that constitutes a business is to be disposed of, the amount of goodwill to be included in that carrying amount is determined based on the relative fair values of the business disposed and the portion of the reporting unit that will be retained.
Intangible Assets
Intangible assets reflect the value of customer relationships, developed technology, trademarks, content library and backlog recognized in connection with our acquisitions. Purchased intangible assets are recognized at their acquisition date fair value, less accumulated amortization. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed, which is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred. In such event, we will adjust the estimated useful life and amortize the carrying value prospectively over the adjusted remaining useful life.
Capitalized Software Costs
We account for our internal-use software costs in accordance with ASC 350-40, Internal-Use Software. Capitalization of internal-use costs begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to funding the project, it is probable that the project will be completed, and the software will be used for the function intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs for post-configuration training, maintenance and minor modifications or enhancements are included in product development and technology expenses in the consolidated statements of operations as incurred. Capitalized internal-use costs are amortized on a straight-line basis over their estimated useful life of three years, which is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred. In such event, we will adjust the estimated useful life and amortize the carrying value prospectively over the adjusted remaining useful life.
Cloud Computing Arrangements
Costs associated with implementing cloud computing arrangements that are service contracts are capitalized using the same methodology as internal-use software, but are included in other assets on our consolidated balance sheets. Capitalized costs are then amortized on a straight-line basis over the term of the associated hosting arrangement, plus any reasonably certain renewal periods, and are recognized as operating expenses in the consolidated statements of operations. As of December 31, 2023 and 2022, capitalized implementation costs for cloud computing arrangements that were service contracts were not material.
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
Impairment of Long-Lived Assets
We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that their carrying values may not be recoverable. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. If an asset is determined to be impaired, the impairment is measured by the amount that the carrying value of the asset exceeds its fair value. In 2022, we recognized an impairment loss of $11.3 million within general and administrative expenses to reduce the $20.2 million carrying value of an operating lease right-of-use asset we determined to sublease to its estimated fair value as rental rates have declined since the date the lease was executed. The estimated fair value was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast. Other than the aforementioned, we have not recognized any other material impairment losses of long-lived assets for the years ended December 31, 2023, 2022 and 2021.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. We recognize interest and penalties accrued related to our uncertain tax positions in income tax benefit (expense) in the consolidated statements of operations.

Revenue
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised good or service is transferred to the customer in an amount that reflects the consideration for which we are expected to be entitled to in exchange for those services. We consider PBMs, pharmacies, pharma manufacturers and consumers of our subscription and telehealth services, for which we have direct contractual agreements with, to be our primary customers. Consideration paid or payable to customers are recognized as a reduction of revenue if we do not receive a distinct good or service for which we can reasonably estimate fair value at the later of when the related revenue is recognized or when we pay or promise to pay the consideration to the customers. Given the time between us transferring a promised good or service to the customer and the customer paying for that good or service is one year or less based on the terms of our revenue arrangements, as a practical expedient, we do not adjust the promised amount of consideration for effects of a significant financing component.
For the years ended December 31, 2023, 2022 and 2021, revenue comprised the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Prescription transactions revenue	$550,738	$550,536	$593,359
Subscription revenue	94,410	96,167	59,925
Pharma manufacturer solutions revenue (1)	85,065	99,425	73,348
Other revenue	20,052	20,426	18,792
Total revenue	$750,265	$766,554	$745,424
_____________________________________________________
(1)Pharma manufacturer solutions revenue for the year ended December 31, 2023 included a $10.0 million contract termination payment to a pharma manufacturer solutions client in connection with our restructuring activities, which was recognized as a reduction of revenue. See "Note 17. Restructuring Plan" for additional information.
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
Beginning in late 2022, we began to enter into direct contractual agreements with select pharmacies ("partner pharmacies"). The partner pharmacies are our customers in these arrangements. Our contracts with partner pharmacies provide consumers access to discounted prices negotiated directly with the partner pharmacies through our platform. We earn fixed or variable fees per transaction from partner pharmacies when a prescription is filled with our code provided through our platform. We recognize revenue for our estimated fee due from the partner pharmacies at a point in time when a prescription is filled.
We generally receive payment within thirty days of the month end in which the prescriptions were filled from our customers. However, portions of payments may not be received for up to five months to the extent of adjustments for ineligible fills.
We periodically offer incentives to consumers for our prescription transactions offering, principally in the form of discounts to a limited number of consumers on a limited number of prescription drugs for a limited time ("limited marketing promotions") that reduce prices on prescription drugs to acquire, re-engage, or generally increase consumer utilization of our platform. None of our contracts with customers require us to provide discounts to consumers. Consumer discounts on prescription drugs where our customers are the partner pharmacies are recognized as a reduction of revenue. For consumer discounts on prescription drugs where our customers are the PBMs, we evaluate whether such discounts represent payments to a customer, which are recognized as a reduction of revenue if no distinct benefit is received, or, whether the discounts relate to limited marketing promotions, which are recognized as sales and marketing expenses. We consider various factors including whether the discounts are made available for a limited time on a limited number of prescription drugs, consumer eligibility requirements, whether discounts are targeted towards consumer transactions with specific partner pharmacies or PBMs, and whether there is involvement or reasonable expectations of our customers with regards to the discounts. All our consumer incentives are recognized at the time the prescription is filled. Consumer incentives recognized as a reduction of revenue were $8.8 million in 2023 and zero in 2022 and 2021. Consumer incentives recognized as sales and marketing expenses were $27.3 million in 2023, $24.7 million in 2022 and not material in 2021.
Subscription Revenue
Subscription revenue is generated from consumers that are subscribed to either of our subscription offerings ("subscribers"), GoodRx Gold (“Gold”) and Kroger Rx Savings Club powered by GoodRx (“Kroger Savings”). Under Gold, subscribers pay an upfront fee to purchase a monthly or annual subscription that provides access to lower prices for prescriptions and telehealth visits. Subscribers can cancel the Gold subscription at any time. Monthly Gold subscription fees are generally nonrefundable while annual Gold subscription fees are generally nonrefundable to the subscriber after the first two weeks. We recognize revenue for Gold on a straight-line basis over the subscription period. Under Kroger Savings, subscribers pay an annual upfront fee, a portion of which we share with Kroger, for a subscription that provides access to lower prices on prescriptions at Kroger pharmacies. Subscribers were able to enroll in Kroger Savings through July 1, 2023 with the expected sunset of the program in July 2024. Kroger Savings subscription fees are generally nonrefundable to the subscriber after the first thirty days unless we cancel the subscription, in which case the subscriber is entitled to a pro rata refund. We recognize revenue for Kroger Savings on a straight-line basis over the subscription period, net of the fee shared with Kroger.
Pharma Manufacturer Solutions Revenue
Pharma manufacturer solutions revenue consists primarily of advertisements purchased by pharma manufacturers and other customers for a fixed fee that appear on our apps and websites for a specified period of time, and revenue is recognized ratably over the term of the arrangement. Customers may also purchase advertisements where we charge fees on a cost-per-click basis, advertisements placed in our direct mailers, or other content used in advertising. Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively. Pharma manufacturers can also integrate their affordability solutions, such as co-pay cards, patient assistance programs and other savings options onto our platform for a fixed fee per transaction so that consumers can access their medications, and revenue is recognized at a point in time when the prescription is filled. In addition, pharma manufacturer solutions revenue also included fees generated when pharmacies filled prescriptions for products sold by pharma manufacturers via our pharmacy services solution acquired through our acquisition of vitaCare Prescription Services, Inc. ("vitaCare"). We were entitled to a fixed fee per prescription from the pharma manufacturer for each of their patients assisted by us. Revenue for these arrangements was recognized at a point in time when the prescriptions were processed and filled through our pharmacy services solution. In August 2023, our Board approved a plan to de-prioritize certain solutions under our pharma manufacturer solutions offering, which, among others, included solutions supported by vitaCare. See "Note 17. Restructuring Plan" for additional information.
We generally invoice customers in advance, in the month end in which services are rendered, or in accordance with other specific contractual provisions. Payments are due generally within thirty to ninety days of invoice but may extend up to twelve months for a limited number of contracts.
Other Revenue
Other revenue consists principally of telehealth revenue. Telehealth revenue consists of revenues generated from consumers who complete a telehealth visit with a member of our network of qualified medical professionals. Consumers pay a fee per telehealth visit and we recognize the fee as revenue at a point in time when the visit is complete.
Cost of Revenue
Cost of revenue consists primarily of costs related to outsourced consumer support; healthcare provider costs; personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for our consumer support employees; hosting costs; merchant account fees; processing fees; allocated overhead; and as applicable, fulfillment costs for certain solutions provided to customers under our pharma manufacturer solutions offering. Cost of revenue excludes depreciation and amortization of capitalized software development costs, developed technology, and other hosting and data infrastructure equipment used to operate our platform, which are included in depreciation and amortization in the consolidated statements of operations.

Product Development and Technology
Costs related to the development of products are charged to product development and technology expense as incurred. Product development and technology expense consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for employees involved in product development activities; costs related to third-party services and contractors associated with product development, information technology and software-related costs; and allocated overhead. Product development and technology costs also include, as applicable, losses from the disposal of capitalized development costs related to internal-use software that are not yet ready for their intended use.
Sales and Marketing
Sales and marketing costs consist primarily of advertising, marketing and promotional expenses for consumer acquisition and retention including certain consumer discounts that are expensed as incurred. Production costs are expensed as of the first date the advertisement takes place. Advertising costs were $198.8 million, $226.3 million and $296.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Sales and marketing expenses also include personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees; costs related to third-party services and contractors; and allocated overhead. Sales commissions relate to contracts with a duration of one year or less and are expensed as incurred.
General and Administrative
General and administrative costs are expensed as incurred and primarily include personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for executive, finance, accounting, legal, and human resources functions; as well as professional fees; occupancy costs; other general overhead costs; and as applicable, change in fair value of contingent consideration, loss on operating lease assets, gain on sale of business, and legal settlement charges, net of insurance recoveries.
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
When determining the fair value measurements for assets and liabilities which are required to be measured at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. Goodwill, intangible assets and other long-lived assets, and equity investments are measured at fair value on a nonrecurring basis, only if impaired. The carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature. The estimated fair value of our debt, which is based on inputs categorized as Level 2 in the fair value hierarchy, approximated its carrying value as of December 31, 2023, and was approximately $649.6 million as of December 31, 2022. For contingent consideration, which is remeasured to its estimated fair value on a recurring basis, see “Note 3. Business Combinations and Dispositions."
Stock-Based Compensation
Compensation cost is allocated to cost of revenue, product development and technology, sales and marketing, and general and administrative expenses in the consolidated statements of operations for stock options and restricted stock units (“RSUs”) based on the fair value of these awards at the date of grant. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved. The requisite service period for awards with service and performance conditions is the longer of the service period or the performance period. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model and the grant date fair value of RSUs that contain service or performance conditions is estimated based on the fair value of our common stock. Forfeitures are recognized when they occur.
Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options, while the fair value of our common stock at the date of grant is used to measure the fair value of RSUs. The assumptions used in the Black-Scholes option-pricing model requires the input of subjective assumptions and are as follows:
•For periods prior to our initial public offering ("IPO") in September 2020, because there was no public market for our common stock, the fair value of the common stock underlying our stock-based awards was determined by our board of directors (our "Board"), with input from management, by considering several objective and subjective factors, and the results of third-party valuations. Subsequent to our IPO, the fair value of common stock was determined on the grant date using the closing price of our Class A common stock.
•Expected volatility is based on a blended approach that utilizes our historical and implied volatility for periods in which we have sufficient information and the historical and implied volatility of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants.
•The expected term is based on historical and estimates of future exercise behavior. For stock options considered to be “plain vanilla” options, the expected term is based on the simplified method, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. Substantially all of our stock options granted after our IPO are considered to be "plain vanilla" options.
•The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the options.
•The dividend yield is based on our current expectations of dividend payouts.
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
We compute diluted earnings or loss per share under a two-class method. For periods when we have net income, net income is reallocated between common stock, potential common stock and participating securities. Stock-based awards that contain vesting provisions contingent on achievement of performance or market conditions are included in the computation of diluted earnings per share, if dilutive, from the beginning of the period or date of issuance if later, if all necessary conditions to vest have been satisfied during the period. If all conditions have not been met by the end of the period, dilutive earnings per share includes the number of shares that would be issuable if the end of the period were the end of the contingency period. Potential common stock principally includes stock options and RSUs computed using the treasury stock method. For periods where we have net losses, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
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
Recently Issued Accounting Pronouncements - Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. This ASU applies to all public entities and will be effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. Early adoption of this ASU is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and is effective for interim periods within fiscal years beginning after December 15, 2024. Early adoption of this ASU is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and disclosures.
3. Business Combinations and Dispositions
Business Combinations
vitaCare Prescription Services, Inc.
On April 14, 2022, we acquired all of the equity interests of vitaCare Prescription Services, Inc., a prescription technology and services platform, from TherapeuticsMD, Inc. (the "Seller"), the sole stockholder of vitaCare, for a total purchase consideration of $131.8 million, inclusive of $149.9 million in cash, offset by contingent considerations with a net estimated acquisition-date fair value of $18.1 million. We incurred a total of $1.6 million of transaction costs associated with this acquisition during 2022 that consisted primarily of professional fees. We acquired vitaCare as we believed it would strengthen and expand our business capabilities with respect to our pharma manufacturer solutions platform.
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
We also established a management incentive plan under which certain continuing vitaCare employees were eligible to receive up to $10.0 million of additional cash compensation upon achievement of certain performance milestones through 2023. This management incentive plan was accounted for separately from the business combination and excluded from the purchase consideration. The performance milestones were not probable of being met as of December 31, 2022, and were not met as of December 31, 2023.
The contingent considerations recognized consisted of a contingent consideration receivable and a contingent consideration payable with estimated acquisition-date fair values of approximately $19.7 million and $1.7 million, respectively.
Contingent consideration payable - The contingent consideration payable of up to $7.0 million in cash was based upon vitaCare's achievement of certain specified revenue results through 2023. The revenue targets were not expected to be achieved as of December 31, 2022. Accordingly, we recognized the change in fair value of the contingent consideration payable of $1.7 million as a reduction of general and administrative expenses during 2022. The specified revenue results were not achieved and the contingency was resolved as of December 31, 2023.

Contingent consideration receivable - vitaCare entered into a commercial agreement with the Seller in connection with the acquisition (the "commercial agreement") to provide certain pharmacy services to the Seller over an initial 5-year term following the acquisition with annual minimum guaranteed payments over the 5-year term totaling $66.3 million. The estimated fair value of the contingent consideration receivable at the acquisition date was based on the present value of the expected future annual minimum guaranteed payments in excess of the estimated fair value of pharmacy services expected to be provided to the Seller for each year over the initial 5-year term and contained significant unobservable inputs (Level 3 inputs). Key inputs used in this estimate included projected revenue and a discount rate which incorporated the risk of achievement associated with the forecasts and the credit risk of the Seller. Significant changes in the projected revenue or discount rate would have resulted in a significantly higher or lower fair value measurement.
In December 2022, we eliminated the annual minimum guaranteed payments associated with the commercial agreement which was assigned to a third-party by the Seller. Concurrently, we amended an existing arrangement with the third-party, which was determined to be at fair value. In connection with these transactions, the fair value of the contingent consideration receivable was effectively zero as the contingency was resolved and no future contingent payments will be received. Accordingly, we recognized the change in fair value of the contingent consideration receivable of $19.7 million within general and administrative expenses during 2022.
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

(in thousands)	Year Ended December 31,
	2022	2021
Pro forma revenue	$767,125	$746,299
Pro forma net loss	$(40,901)	$(59,400)
vitaCare's revenue in the year of acquisition of $5.6 million was included in the consolidated statement of operations for the year then ended. Disclosure of the standalone earnings or loss of vitaCare in the year of acquisition is not practicable as expenses associated with significant back-office, product development and technology and go-to-market processes of vitaCare were substantially integrated into our consolidated operations.
Other Business Combinations
In 2022, we also acquired flipMD, Inc., a marketplace connecting practicing physicians with organizations seeking on-demand medical expertise for $7.0 million in cash.
In 2021, we acquired three different businesses for aggregate cash consideration of $141.8 million. Goodwill associated with these acquisitions primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce. The aggregate purchase consideration related to these acquisitions was principally allocated to goodwill of $68.6 million and other intangible assets of $70.2 million, principally related to customer relationships of $50.2 million, with estimated useful lives ranging between nine and thirteen years.
Unaudited supplemental pro forma financial information, revenue and earnings in the year of acquisition, and transaction costs for these acquisitions are not material to our consolidated financial statements.
Dispositions
vitaCare Prescription Services, Inc.
In August 2023, our Board approved a plan to de-prioritize certain solutions under our pharma manufacturer solutions offering, which, among others, included solutions supported by vitaCare. See "Note 17. Restructuring Plan" for additional information.
Certain Assets of GoodRx Care, LLC (FKA HeyDoctor, LLC)
On December 9, 2022, we completed the sale of certain technology assets of GoodRx Care, LLC, our telehealth platform, for $19.5 million in cash. Of this total purchase price, $2.9 million was held in the buyer's escrow account related to the resolution of standard representations and warranties and was included in prepaid and other current assets on the consolidated balance sheet as of December 31, 2022. The amount was subsequently released from the buyer's escrow and we collected the $2.9 million during 2023. The sale represented the sale of a business and, as we have one reporting unit, goodwill was allocated to the disposal group. The carrying value of the disposal group as of the sale date was approximately $8.1 million, comprised principally of $4.6 million of capitalized software and $3.1 million of allocated goodwill. We recognized a $11.4 million pre-tax gain on the sale which was included as a reduction of general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022. As we continued to provide consumers access to telehealth services via our GoodRx Care platform after the date of sale, the sale did not represent a strategic shift that has had, or is expected to have, a major effect on our operations and financial results.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2023	2022
Insurance recovery receivable (1)	$12,900	$—
Income taxes receivable	3,537	4,524
Reimbursable third-party payments (2)	15,481	—
Prepaid software implementation costs	—	5,751
Other prepaid expenses and other current assets (3)	24,968	35,105
Total prepaid expenses and other current assets	$56,886	$45,380
_____________________________________________________
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
(3)Other current assets were not material as of December 31, 2023 and 2022.
5. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2023	2022
Leasehold improvements	$15,998	$16,094
Furniture and fixtures	9,460	9,366
Computer equipment	4,091	4,129
Construction in progress	169	—
Total property and equipment	29,718	29,589
Less: Accumulated depreciation	(13,786)	(9,769)
Total property and equipment, net	$15,932	$19,820
For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $4.8 million, $4.6 million and $4.0 million, respectively.
6. Goodwill
The following table presents changes in the carrying amount of goodwill:

	December 31,
(in thousands)	2023	2022
Balance at beginning of the year	$412,117	$329,696
Goodwill acquired	—	85,560
Goodwill disposed	(1,348)	(3,139)
Balance at end of the year	$410,769	$412,117

7. Intangible Assets, Net
The following tables present details of our intangible assets, net:

		December 31, 2023
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$75,500	$(19,223)	$56,277	8.7
Developed technology	1-5	56,298	(53,157)	3,141	2.8
Trademarks	1-9	12,716	(12,159)	557	5.3
Content library	3	9,500	(8,577)	923	0.3
		$154,014	$(93,116)	$60,898	8.2

		December 31, 2022
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$96,600	$(14,151)	$82,449	9.8
Developed technology	1-5	86,298	(54,483)	31,815	4.0
Trademarks	1-9	14,352	(12,841)	1,511	3.9
Content library	3	9,500	(5,410)	4,090	1.3
Backlog	1	1,900	(1,900)	—	0.0
		$208,650	$(88,785)	$119,865	7.9
For the years ended December 31, 2023, 2022 and 2021, amortization expense was $59.0 million, $23.2 million and $18.3 million, respectively. Amortization of intangible assets acquired in connection with vitaCare was accelerated during the year ended December 31, 2023 as we de-prioritized certain solutions under our pharma manufacturer solutions platform for which these intangible assets supported and were disposed of as of December 31, 2023. See "Note 17. Restructuring Plan."
At December 31, 2023, the expected amortization of intangible assets, net for future periods was as follows:

(in thousands)
Year Ending December 31,
2024	$8,796
2025	7,838
2026	7,518
2027	6,739
2028	6,698
Thereafter	23,309
$60,898
8. Capitalized Software, Net
The following table presents details of our capitalized software, net as follows:

	December 31,
(in thousands)	2023	2022
Capitalized software costs	$170,645	$109,752
Less: Accumulated amortization	(75,206)	(39,680)
Total capitalized software, net	$95,439	$70,072

For the years ended December 31, 2023, 2022 and 2021, amortization expense was $43.9 million, $26.4 million and $12.2 million, respectively. Amortization had not started on $15.8 million of capitalized software costs that were not yet ready for intended use as of December 31, 2023.
At December 31, 2023, the expected amortization of capitalized software, net that has been placed into service for future periods was as follows:

(in thousands)
Year Ending December 31,
2024	$40,755
2025	27,503
2026	11,412
$79,670
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2023	2022
Accrued bonus and other payroll related	$30,401	$20,642
Accrued legal settlement	12,500	1,500
Accrued marketing	10,650	12,104
Deferred revenue	7,105	7,879
Other accrued expenses	10,673	5,398
Total accrued expenses and other current liabilities	$71,329	$47,523
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. Deferred revenue is substantially recognized as revenue within the subsequent twelve months. We expect substantially all of the deferred revenue at December 31, 2023 will be recognized as revenue in 2024.
10. Leases
Our leases consist of office facilities under noncancelable operating lease arrangements that expire at various dates through 2033. Our leases do not contain any material (i) non-lease components, (ii) variable lease costs, (iii) short-term lease expenses, (iv) residual value guarantees or (v) material restrictive covenants.
For the years ended December 31, 2023, 2022 and 2021, lease expense of $8.0 million, $6.2 million and $5.6 million, respectively, was included in costs and operating expenses in the consolidated statements of operations.
For the years ended December 31, 2023, 2022 and 2021, cash paid for amounts affecting the measurement of our operating lease liabilities included in cash flows from operating activities was $7.1 million, $6.4 million and $6.2 million (excluding $1.6 million of cash collected from lease incentive receivable), respectively.
As of December 31, 2023 and 2022, the weighted average remaining lease term was 7.8 years and 8.7 years, respectively, and the weighted average discount rate was 6.8% and 6.9%, respectively.

The following table presents maturities of operating lease liabilities at December 31, 2023:

(in thousands)
Year Ending December 31,
2024	$6,177
2025	7,165
2026	9,216
2027	9,087
2028	9,451
Thereafter	33,315
Total operating lease payments	74,411
Less: Effects of discounting	(19,831)
Present value of operating lease liabilities	$54,580
Operating lease liabilities, current	$6,177
Operating lease liabilities, net of current portion	$48,403
The estimated operating lease payments included in the table above for 2024 and 2025 have been reduced by lease incentives for leasehold improvements of $3.5 million and $2.7 million, respectively.
11. Income Taxes
The components of our income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$16,588	$6,974	$(361)
State	2,270	3,120	2,532
Total current income tax expense	18,858	10,094	2,171
Deferred
Federal	(41,856)	(421)	6,521
State	(23,706)	(76)	6,385
Total deferred income tax (benefit) expense	(65,562)	(497)	12,906
Total income tax (benefit) expense	$(46,704)	$9,597	$15,077
The following is a reconciliation of the U.S. federal statutory rate of 21.0% to our effective income tax rate:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Income taxes computed at federal statutory rate	$(11,670)	$(4,879)	$(2,137)
State income taxes (1)	(16,934)	2,465	8,385
Stock-based compensation	217	383	491
Excess tax (benefits) related to stock-based compensation	6,131	4,565	(43,797)
Research and development credits, net of reserves	526	(6,401)	(8,206)
Nondeductible officers' compensation	10,641	12,295	21,905
(Decrease) increase in valuation allowance	(36,323)	68	37,782
Transaction costs	1	39	438
Basis difference on disposition	—	659	—
Nondeductible penalties	2	318	16
Other	705	85	200
Income tax (benefit) expense	$(46,704)	$9,597	$15,077
Effective income tax rate	84.0%	(41.3%)	(148.1%)

_____________________________________________________
(1)Includes the state tax effects for (i) excess tax (benefits) related to stock-based compensation of $1.0 million, $0.8 million and ($6.4) million for 2023, 2022 and 2021, respectively, and (ii) a valuation allowance (decrease) increase of ($13.0) million, $4.4 million and $14.6 million for 2023 and 2022, and 2021 respectively.
Deferred taxes, net consist of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Other assets	$4,602	$2,703
Operating lease liabilities	13,279	14,402
Stock-based compensation	10,804	12,542
Research and development credits, net of reserves	11,918	14,382
Tax credit carryforward	827	769
Charitable contribution carryforward	4,510	6,810
Goodwill	7,491	10,705
Capitalized research and development expenditures	14,935	9,269
Intangible assets	4,971	—
Accrued legal settlement	3,160	—
Net operating losses	10,458	8,737
Total deferred tax assets	86,955	80,319
Valuation allowance	(7,818)	(57,115)
Deferred tax assets, net of valuation allowance	79,137	23,204
Deferred tax liabilities
Other liabilities	(404)	(1,143)
Operating lease right-of-use assets, net	(7,265)	(8,815)
Property and equipment	(3,064)	(4,383)
Intangible assets	—	(9,157)
Insurance recovery receivable	(3,136)	—
Total deferred tax liabilities	(13,869)	(23,498)
Total deferred tax assets (liabilities), net	$65,268	$(294)
We recognized total excess tax benefits of ($7.1) million, ($5.4) million and $50.2 million associated with equity award exercises and vesting in income tax benefit (expense) for the years ended December 31, 2023, 2022 and 2021, respectively.
We consider all available positive and negative evidence in our assessment of the recoverability of our net deferred tax assets each reporting period. In 2021, we had cumulative three-year pre-tax losses adjusted for permanent book to tax adjustments principally from substantial excess tax benefits realized in 2021 and 2020 from the exercise of stock options granted prior to our IPO and thus recognized a full valuation allowance against our net deferred tax assets in excess of amortizable goodwill which we maintained through the end of 2022. During 2023, we determined that a valuation allowance against the majority of our net deferred tax assets was no longer required primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences), which was objective and verifiable evidence, and anticipated future earnings. As a result, we released $54.6 million of our valuation allowance and recognized it as an income tax benefit in the consolidated statement of operations for the year ended December 31, 2023.
As of December 31, 2023, our valuation allowance is attributable to certain standalone tax filings' net deferred tax assets which are not more likely than not to be realized in the future. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.
At December 31, 2023, we had U.S. federal net operating loss carryforwards ("NOLs") of $26.1 million available to reduce future federal income taxes. Approximately $5.6 million of these NOLs were generated before January 1, 2018 and will expire in varying amounts starting 2034. The remaining $20.5 million of these NOLs are carried over indefinitely but utilization is subject to an 80% taxable income limitation. At December 31, 2023, we also had state NOLs of $100.9 million available to reduce future state income taxes which will expire in varying amounts beginning 2024. The amount of state NOLs expiring in 2024 would not be material to the consolidated financial statements as a full valuation allowance has been established against certain standalone tax filings' net deferred tax assets due to uncertainty regarding their future realization.

As of December 31, 2023, we had California and other state research tax credits carryforwards of $21.6 million, of which $21.4 million generally may be carried forward indefinitely.
At December 31, 2023, tax years 2020 and forward were subject to examination by the Internal Revenue Service (“IRS”), and tax years 2019 and forward were subject to examination by the various state taxing jurisdictions in which we are subject to tax. At December 31, 2023, we were not subject to any federal or state income tax audits.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2020	$7,391
Increases related to prior year tax positions	999
Increases related to current year tax positions	6,911
Lapse of statute of limitations	(505)
Gross unrecognized tax benefits at December 31, 2021	14,796
Increases related to prior year tax positions	422
Increases related to current year tax positions	2,444
Decreases related to prior year tax positions	(1,160)
Lapse of statute of limitations	(1,804)
Gross unrecognized tax benefits at December 31, 2022	14,698
Increases related to prior year tax positions	409
Increases related to current year tax positions	746
Decreases related to prior year tax positions	(1,080)
Lapse of statute of limitations	(576)
Gross unrecognized tax benefits at December 31, 2023	$14,197
As of December 31, 2023, we had gross unrecognized tax benefits of approximately $14.2 million, $12.7 million of which, if recognized, would impact our effective tax rate. We estimate unrecognized tax benefits will decrease by $2.5 million in 2024 due to the expiration of statute of limitations.
At December 31, 2023 and 2022, accrued interest and penalties related to uncertain tax positions were not material.
12. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $700.0 million term loan maturing on October 10, 2025 (“First Lien Term Loan Facility”); and (ii) a revolving credit facility for up to $100.0 million maturing on October 11, 2024 (the “Revolving Credit Facility”). On June 29, 2023 and July 7, 2023, we amended our Revolving Credit Facility and First Lien Term Loan Facility, respectively, to replace London Interbank Offered Rate (“LIBOR”) with Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for borrowings under our Revolving Credit Facility and First Lien Term Loan Facility, beginning in July 2023. On February 20, 2024, we further amended our Revolving Credit Facility to extend its maturity date from October 11, 2024 to July 11, 2025. The First Lien Term Loan Facility and Revolving Credit Facility are collateralized by substantially all of our assets and 100% of the equity interest of GoodRx.
First Lien Term Loan Facility
Up to and including June 30, 2023, borrowings under our First Lien Term Loan Facility accrued interest at an adjusted LIBOR plus a variable margin based on our most recently determined First Lien Net Leverage Ratio (as defined in the Credit Agreement), ranging from 2.75% to 3.00%. Beginning in July 2023, borrowings under our First Lien Term Loan Facility bear interest, at our option, at either (i) a term rate based on SOFR (“Term SOFR”) plus an adjustment ranging from 0.10% to 0.25% based on the term of the interest rate period plus a margin ranging from 2.75% to 3.00%; or (ii) an alternate base rate plus a margin ranging from 1.75% to 2.00%, both depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). The effective interest rate on the First Lien Term Loan Facility for the years ended December 31, 2023, 2022 and 2021 was 8.46%, 5.02% and 3.40%, respectively. The First Lien Term Loan Facility requires quarterly principal payments through September 2025, with any remaining unpaid principal and any accrued and unpaid interest due upon maturity. We may prepay the First Lien Term Loan Facility without penalty.
Revolving Credit Facility
We had no borrowings against the Revolving Credit Facility as of December 31, 2023 and 2022. Beginning in July 2023, borrowings under our Revolving Credit Facility, if any, bear interest, at our option, at either (i) Term SOFR plus a margin ranging from 2.50% to 3.00%; or (ii) an alternate base rate plus a margin ranging from 1.50% to 2.00%, each with the applicable margin dependent on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). We incur a commitment fee ranging from 0.25% to 0.50% per annum, depending on our First Lien Net Leverage Ratio (as defined in the

Credit Agreement), on any unused commitments. In addition, the Revolving Credit Facility has a fixed fronting fee of 0.125% per annum for aggregate undrawn and disbursed but unreimbursed letters of credit.
We had outstanding letters of credit issued against the Revolving Credit Facility for $9.2 million as of December 31, 2023 and 2022, respectively, which reduces our available borrowings under the Revolving Credit Facility. The outstanding letters of credit principally relate to a facility lease and is eligible to decrease by $0.9 million per year commencing in 2023.
Our debt balance is as follows:

	December 31,
(in thousands)	2023	2022
Principal balance under First Lien Term Loan Facility	$661,797	$667,068
Less: Unamortized debt issuance costs and discounts	(5,307)	(8,243)
	$656,490	$658,825
Amortization of debt issuance costs and discounts related to our term loan of approximately $3.0 million was recognized as interest expense in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, we were subject to a financial covenant requiring maintenance of a Net Leverage Ratio not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At December 31, 2023, we were in compliance with our covenants.
As of December 31, 2023, we expect to pay $8.8 million in principal payments under the First Lien Term Loan Facility in 2024 with the remaining principal balance of $653.0 million to be paid in 2025.
13. Commitments and Contingencies
Refer to “Note 10. Leases” and “Note 12. Debt,” for details of contractual obligations for our noncancelable operating leases and principal payments under our debt agreements, respectively.
Purchase Commitments
As of December 31, 2023, we had aggregate purchase commitments of $14.2 million for cloud hosting services pursuant to which we committed to spend $7.1 million per annum through 2025.
Legal Contingencies
Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class actions lawsuits against Google, Meta, Criteo and us, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-defendants. Four of the plaintiffs allege common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s Confidentiality of Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act, and Unfair Competition Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General Business Law. Four of these cases were originally filed in the United States District Court for the Northern District of California ("NDCA") (Cases No. 3:23-cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge Araceli Martínez-Olguín in the NDCA. The court also set a briefing schedule for filing a single consolidated complaint, which the plaintiffs filed on May 21, 2023 (Case No. 3:23-cv-00501-AMO; the "NDCA Class Action Matter"), as well as motions to dismiss and motions to compel arbitration. In addition to the aforementioned claims, the plaintiffs in the now consolidated matter bring claims under the Illinois Consumer Fraud and Deceptive Business Practices Act, common law negligence and negligence per se, in each case, pleaded in the alternative. The plaintiffs are seeking various forms of monetary damages (such as statutory damages, compensatory damages, attorneys’ fees and disgorgement of profits) as well as injunctive relief. Briefing on the motions to dismiss and motions to compel arbitration was completed on August 24, 2023.
On October 27, 2023, six plaintiffs filed a class action complaint (Case No. 1:23-cv-24127-BB; the “SDFL Class Action Matter”) against us in the United States District Court for the Southern District of Florida ("SDFL"). The plaintiffs alleged, on behalf of the same nationwide class as the NDCA Class Action Matter, substantially the same statutory and common law violation claims as alleged in that matter as well as claims based on the federal Electronic Communications Privacy Act, invasion of privacy under California common law and the California constitution, invasion of privacy under New Jersey's Constitution, and violations of Pennsylvania’s Wiretapping and Electronic Surveillance Control Act, Florida’s Security of Communications Act, New York’s Civil Rights Law, and Stop Hack and Improve Electronic Data Security Act. The plaintiffs in the SDFL Class Action Matter seek various forms of monetary damages as well as injunctive and other unspecified equitable relief.
On October 27, 2023, we entered into a proposed settlement agreement with the plaintiffs in the SDFL Class Action Matter, on behalf of a nationwide settlement class that includes the NDCA Class Action Matter, which provides for a payment of $13.0 million by us. On October 30, 2023, the plaintiffs in the SDFL Class Action Matter filed a motion and memorandum in support of preliminary approval of the proposed class action settlement and, on October 31, 2023, the SDFL granted preliminary approval of the proposed settlement. The proposed settlement is subject to final approval of the court. Members of the class have the opportunity to opt-out of the class and commence their own actions.
In response to the proposed settlement in the SDFL Class Action Matter, plaintiffs in the NDCA Class Action Matter filed (i) on November 1, 2023, a motion in the NDCA for an order to require us to cease litigation of, or alternatively file a motion to stay in, the SDFL Class Action Matter and enjoin us from seeking settlement with counsel other than plaintiffs’ counsel in the NDCA Class Action Matter; and (ii) on November 2, 2023, a motion in the SDFL for that court to allow them to intervene and appear in the SDFL action, transfer the SDFL Class Action Matter to the NDCA and reconsider and deny its preliminary approval of the proposed settlement. The SDFL has issued an order requiring the SDFL plaintiffs to, among other things, file a response to the NDCA plaintiffs' motion to intervene. Additionally, U.S. District Judge Araceli Martínez-Olguín in the NDCA issued an order for us to show cause as to why we should not be sanctioned for an alleged failure to provide notification to the NDCA of the pendency of the SDFL Class Action Matter. We filed our written response to this order on November 8, 2023. The NDCA held a hearing on November 14, 2023, and ordered parties to the litigation to participate in mediation. The parties participated in mediation on January 10, 2024, and have agreed to participate in an additional day of mediation scheduled for March 7, 2024.
Based on the proposed settlement agreement, we have determined that a loss is probable and have accrued $13.0 million during the year ended December 31, 2023. In November 2023, we made an initial $0.5 million payment to a third-party qualified settlement fund that we do not own, which will be disbursed to the plaintiffs if required conditions are satisfied. Therefore, $12.5 million of the probable loss was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2023. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court or the results of mediation. This pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimate.
In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We have not accrued for a loss for any other matter as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 9. Accrued Expenses and Other Current Liabilities." Loss recoveries are recognized when a loss has been incurred and the recovery is probable. See "Note 4. Prepaid Expenses and Other Current Assets."
In February 2023, we initiated arbitration against Famulus Health, LLC (“Famulus”) before the American Arbitration Association in relation to Famulus’ breach of an agreement entered into by Famulus and us in June 2020, as amended (the “Agreement”). GoodRx asserted claims for Famulus' breach of the confidentiality and exclusivity provisions in the Agreement, seeking to recover damages and injunctive relief. On February 15, 2024, an arbitration award was rendered, which included a damages award and a permanent injunction (the "Arbitration Award"). Famulus filed a petition to vacate the Arbitration Award on February 21, 2024 in the United States District Court for the District of South Carolina ("DSC"). GoodRx filed a petition to confirm the Arbitration Award on February 22, 2024 in the DSC. We can not make any assurance as to the outcome of the Arbitration Award and when the Arbitration Award will be collected. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the Arbitration Award is realized or realizable, pursuant to ASC 450, Contingencies.
Indemnifications
Our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Certain of our officers and directors are also a party to indemnification agreements. Pursuant to our indemnification agreements and directors’ and officers’ liability insurance, certain of our officers and directors will be indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances. The maximum potential amount of future payments we may be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been involved in litigation, with respect to these indemnification arrangements. As of December 31, 2023 and 2022, we did not accrue a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

14. Stockholders’ Equity
Common Stock
We have two classes of authorized and outstanding common stock: Class A common stock and Class B common stock.
The rights of the holders of the Class A common stock and Class B common stock are identical except for voting and conversion rights. The holders of the Class A common stock are entitled to one vote per share and the holders of the Class B common stock are entitled to 10 votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder and will automatically convert to Class A common stock upon any transfer, except for certain permitted transfers. All Class B common stock will convert automatically into an equivalent number of Class A common stock upon the earlier of (i) September 25, 2027; or (ii) the first date the aggregate number of shares of Class B common stock cease to represent at least 10% of the aggregate outstanding shares of common stock. During the years ended December 31, 2023, 2022 and 2021, 12.0 million, 1.8 million and 13.1 million shares of Class B common stock were converted into an equivalent number of shares of Class A common stock, respectively.
Share Repurchases
On February 23, 2022, our Board authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024. As of December 31, 2023, we had $44.3 million available for future repurchases of our Class A common stock under this repurchase program. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock. The new stock repurchase program has no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act (a "Rule 10b5-1 Plan"). Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued.
On November 20, 2023, we entered into a Stock Purchase Agreement with related parties, Spectrum Equity VII, L.P., Spectrum VII Investment Managers' Fund, L.P., and Spectrum VII Co-Investment Fund, L.P. (collectively, the "selling stockholders"), pursuant to which we agreed to repurchase 12.0 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from the selling stockholders at a price of $5.47 per share, representing a discount from our closing share price of $5.76 on the date of execution of the Stock Purchase Agreement (the "Spectrum repurchase"). This repurchase was approved by our Board and its Audit Committee as part of the repurchase program approved in February 2022. In connection with the Spectrum repurchase, the selling stockholders, together with its affiliates, have agreed that they will not, without our prior approval, sell, transfer, otherwise dispose of or enter into a hedging transaction involving our securities for 90 days from the closing of the repurchase. Closing of the Spectrum repurchase occurred on November 27, 2023 for an aggregate consideration of $65.9 million, inclusive of direct costs and estimated excise taxes associated with the repurchase.
The following table presents information about our repurchases of our Class A common stock:

	Year Ended December 31,
(in thousands)	2023	2022
Number of shares repurchased	18,433	8,456
Cost of shares repurchased	$103,974	$101,721
15. Stock-Based Compensation
Employee Equity Incentive Plans
Our Board or its compensation committee is authorized to grant stock-based awards under an approved equity incentive plan adopted in 2020 (the “2020 Plan”), which may be issued as awards covering either Class A or Class B common stock. Notwithstanding anything to the contrary in the 2020 Plan, no more than 300.0 million shares of common stock (either Class A or Class B common stock) may be issued pursuant to the exercise of incentive stock options under the 2020 Plan.
The number of shares available for issuance under the 2020 Plan will increase annually on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board.

At December 31, 2023, 61.9 million shares were available for issuance under the 2020 Plan.
We also allow our employees to participate in a stockholder-approved employee stock purchase plan ("ESPP"). The shares available for issuance under the ESPP increases by 1% at the beginning of each calendar year based on the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and may be reduced as is determined by our Board. In no event will more than 100.0 million shares of Class A common stock be available for issuance under the ESPP. The ESPP allows eligible employees to purchase our common stock, through payroll deductions, at 85% of the lower of the fair market value of Class A common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The ESPP is intended to qualify as an employee stock purchase plan under the IRS Code Section 423.
The stock-based compensation cost related to ESPP is not material to our consolidated financial statements. At December 31, 2023, 20.6 million shares were available for issuance under the ESPP.
Stock Options
Stock options granted for newly-hired employees generally vest as to 25% of the total award on the first anniversary of the employment start date, and thereafter ratably quarterly over the remaining three-year period. Annual refresh stock option grants for employees generally vest quarterly over a four-year period. In limited circumstances, stock option grants to senior level executives may have shorter vesting terms than the aforementioned. All stock options have a ten-year term. Stock options granted do not include any forfeitable or non-forfeitable dividend equivalent rights.
On April 25, 2023, Trevor Bezdek and Douglas Hirsch (our "Co-Founders"), transitioned from being our Co-Chief Executive Officers to Chairman of the Board and Chief Mission Officer, respectively, in addition to continuing as directors of our Board (the “Transition”). In connection with the Transition, our Board appointed Scott Wagner as our Interim Chief Executive Officer (principal executive officer), effective April 25, 2023. In May 2023, pursuant to the terms of his employment agreement, our Board granted Mr. Wagner a stock option award covering 3.0 million shares of our Class A common stock. The grant date fair value of the stock option award was $9.6 million, which vests and becomes exercisable in twelve equal monthly installments through April 2024, subject to Mr. Wagner’s continued employment through the applicable vesting date.
A summary of the stock option activity is as follows:

(in thousands, except per share amounts and term information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	17,265	$7.72	7.3 years	$5,321
Granted	10,445	5.69
Exercised	(1,828)	3.44
Expired / Cancelled / Forfeited	(2,382)	8.77
Outstanding at December 31, 2023	23,500	$7.04	7.9 years	$20,689
Exercisable at December 31, 2023	11,309	$7.16	6.6 years	$11,059
The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2023, 2022 and 2021 was $3.70, $5.41 and $18.81, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $5.8 million, $18.2 million and $244.4 million, respectively. The fair value of stock options that vested during the years ended December 31, 2023, 2022 and 2021 was $28.8 million, $14.6 million and $15.3 million, respectively.
All stock options outstanding at December 31, 2023 were options to purchase shares of Class A common stock. The fair value of option awards issued with service or performance vesting conditions are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used:

Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.4% - 4.4%	1.7% - 3.8%	0.9% - 1.3%
Expected term	5.2 - 6.1 years	5.7 - 6.1 years	5.7 - 6.1 years
Expected stock price volatility	70% - 77.5%	60% - 77.5%	57.5% - 60%
Dividend yield	—	—	—
For the years ended December 31, 2023, 2022 and 2021, the stock-based compensation expense related to stock options was $26.1 million, $12.7 million and $14.3 million, respectively. At December 31, 2023, there was $51.9 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.6 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the Restricted Stock Awards ("RSAs") and Restricted Stock Unit activity is as follows:

(in thousands, except per share amounts)	Restricted Stock Awards	Restricted Stock Units for Class A Common Stock	Restricted Stock Units for Class B Common Stock	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards or restricted stock units at December 31, 2022	469	18,461	3,592	$13.69
Granted	—	18,288	—	5.53
Vested	(469)	(7,264)	(2,053)	14.05
Forfeited	—	(3,893)	—	7.18
Nonvested restricted stock units at December 31, 2023	—	25,592	1,539	$8.99
For the years ended December 31, 2023, 2022 and 2021, the fair value of RSAs and RSUs that vested was $137.5 million, $121.5 million and $95.8 million, respectively.
Restricted Stock Awards
RSAs were originally granted in April 2019 with a weighted average grant date fair value per share of $3.88. These RSAs vested equally on each anniversary from the grant date through April 2023, subject to continued service.
Restricted Stock Units for Class A Common Stock
RSUs granted for newly-hired employees generally vest as to 25% of the total award on the first anniversary of the employment start date, and thereafter ratably quarterly over the remaining three-year period. Annual refresh RSU granted to employees generally vest quarterly over a four-year period. For the years ended December 31, 2023, 2022 and 2021, total stock-based compensation expense related to RSUs was $57.0 million, $61.2 million and $53.5 million, respectively. At December 31, 2023, there was $173.2 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 2.9 years.
Restricted Stock Units for Class B Common Stock
In September 2020, our Board granted RSUs covering an aggregate of 24.6 million shares of Class B common stock to our Co-Founders (the “Founders Awards”), subject to the completion of our IPO and continued employment through the applicable vesting dates. Each of our Co-Founders received (i) 8.2 million RSUs that vest based on the achievement of certain stock price goals, (the “Performance-Vesting Founders Awards”) and (ii) 4.1 million RSUs that vest and settle in equal quarterly installments over four years, subject to certain vesting acceleration terms (the “Time-Vesting Founders Awards”). The grant date fair value of these awards totaled $533.3 million. We used a Monte Carlo simulation model to calculate the grant date fair value and derived service period of the Performance-Vesting Founders Awards.
All of the Performance-Vesting Founders Awards vested in 2020 and the issuance of the shares for these awards was deferred by three-years from the applicable vesting date, or earlier, upon a qualifying change in control or to satisfy tax withholding requirements as stipulated under the terms and conditions of the agreements governing the Founders Awards. At the time of vesting, we settled 0.7 million RSUs which were sufficient to satisfy certain tax withholding obligations due in the year of vesting. There were no risks of forfeiture after the Performance-Vesting Founders Awards vested in 2020. In October 2023, we net settled the remaining 15.7 million vested shares of Class B common stock underlying the Performance-Vesting Founders Awards and remitted cash consideration of $44.5 million on behalf of our Co-Founders to the relevant tax authorities to satisfy income tax withholding obligations. We withheld an aggregate of 8.1 million shares of our Class B common stock and delivered an aggregate of 7.6 million shares of our Class B common stock to our Co-Founders to net settle the award. The net 7.6 million shares of Class B common stock were delivered in an equivalent number of shares of Class A common stock on the settlement date.
During the years ended December 31, 2023, 2022 and 2021, we recognized $20.5 million, $44.5 million and $90.9 million of stock-based compensation expense, respectively, related to the Founders Awards. At December 31, 2023, we recognized a cumulative $528.9 million of stock-based compensation expense related to the Founders Awards, of which $209.1 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-Vesting Founders Awards. At December 31, 2023, there was $4.4 million of total unrecognized stock-based compensation cost related to the Time-Vesting Founders Awards, all of which is expected to be recognized in 2024.

16. Basic and Diluted Loss Per Share
As we have net losses for the years ended December 31, 2023, 2022 and 2021, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.
The 15.7 million vested shares of Class B common stock underlying the Performance-Vesting Founders Awards for our Co-Founders were settled in October 2023. At the time of vesting in 2020, these 15.7 million shares were contingently issuable and included in the weighted average number of common shares outstanding for basic loss per share in 2022 and 2021. Upon settlement in 2023, a portion of these vested shares were withheld to cover income taxes on behalf of our Co-Founders, leaving 7.6 million shares ultimately delivered to our Co-Founders and included in the weighted average number of common shares outstanding for basic loss per share in 2023. See “Note 15. Stock-Based Compensation” for additional information.
The following weighted average potentially dilutive shares are excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options, restricted stock awards and restricted stock units	46,606	31,587	28,858
17. Restructuring Plan
On August 7, 2023, our Board approved a plan to de-prioritize certain solutions under our pharma manufacturer solutions offering (the “Restructuring Plan”), which included (i) a reduction in force involving employees of our wholly-owned subsidiaries GoodRx and vitaCare; (ii) the entry into retention agreements with certain other employees for the purpose of maintaining business continuity; and (iii) the restructuring or termination of certain solutions and arrangements with our clients to better align with our strategic goals and future scale. The Restructuring Plan is part of our continued strategic focus on scaling and re-balancing our cost structure to drive improved profitability. The Restructuring Plan was substantially completed as of December 31, 2023 and estimated remaining costs to be recognized in 2024 are not material. As of December 31, 2023, the remaining liability associated with the Restructuring Plan was not material.
The following table summarizes restructuring related costs by type incurred for the year ended December 31, 2023:

(in thousands)	Year Ended December 31, 2023
Non-cash charges (1)	$55,723
Cash charges
Personnel related costs (2)	9,430
Client contract termination costs (3)	10,000
Total restructuring related costs	$75,153
_____________________________________________________
(1)Non-cash charges principally relate to (i) $46.7 million amortization of acquired intangible assets related to vitaCare and capitalized internal-use software that have been accelerated through December 31, 2023 and presented within depreciation and amortization in the consolidated statement of operations; and (ii) a $7.0 million loss on the disposal of certain capitalized software that were not yet ready for their intended use and presented within product development and technology expenses in the consolidated statement of operations. Non-cash charges also include $1.3 million loss on disposal of allocated goodwill attributable to vitaCare.
(2)Cash expenditures consist of termination charges arising from severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remained employed but were not expected to provide active service, and other customary employee benefit payments in connection with a reduction in force as well as retention charges for certain other employees. During the year ended December 31, 2023, $4.5 million of these costs was recognized in cost of revenue, $2.4 million in product development and technology, $2.2 million in sales and marketing with the remainder in general and administrative expenses in the consolidated statement of operations.
(3)Cash payment relating to the termination of certain contracts with a pharma manufacturer solutions client in connection with the Restructuring Plan, which was recognized as a reduction of revenue in the consolidated statement of operations.
18. Condensed Financial Information of Parent Company
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
During 2023, 2022 and 2021, GoodRx Holdings, Inc. received no dividends from its subsidiary.
The following table presents the parent-only balance sheets of GoodRx Holdings, Inc.:

	December 31,
(in thousands, except par values)	2023	2022
Assets
Cash	$5	$5
Other assets	164	—
Investment in subsidiary, net of distributions	761,790	814,822
Total assets	$761,959	$814,827
Liabilities and stockholders' equity
Total liabilities	$1	$—
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	40	40
Additional paid-in capital	2,219,321	2,263,322
Accumulated deficit	(1,457,403)	(1,448,535)
Total stockholders' equity	761,958	814,827
Total liabilities and stockholders' equity	$761,959	$814,827
The following table presents the parent-only statements of operations of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Equity in loss of subsidiary	$(8,868)	$(32,828)	$(25,254)
Net loss	$(8,868)	$(32,828)	$(25,254)

The following table presents the parent-only statements of cash flows of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(8,868)	$(32,828)	$(25,254)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of subsidiary	8,868	32,828	25,254
Changes in assets and liabilities:
Other assets	(164)	80	(23)
Other current liabilities	1	—	(87)
Net cash (used in) provided by operating activities	(163)	80	(110)
Cash flows from investing activities
Distribution from subsidiary	162,287	113,117	22,777
Net cash provided by investing activities	162,287	113,117	22,777
Cash flows from financing activities
Repurchases of Class A common stock	(103,974)	(101,721)	—
Proceeds from exercise of stock options	5,941	9,159	35,021
Employee taxes paid related to net share settlement of equity awards	(65,481)	(20,635)	(57,688)
Proceeds from employee stock purchase plan	1,390	—	—
Net cash used in financing activities	(162,124)	(113,197)	(22,667)
Net change in cash	—	—	—
Cash
Beginning of period	5	5	5
End of period	$5	$5	$5
19. Subsequent Events
On February 27, 2024, our Board authorized a new stock repurchase program that authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock. See "Note 14. Stockholders' Equity" for additional information.
On February 20, 2024, we entered into the Fifth Amendment to First Lien Credit Agreement to amend our Revolving Credit Facility under the Credit Agreement to extend its maturity date from October 11, 2024 to July 11, 2025.