Form 10-Q
period 2024-03-31
GoodRx Holdings, Inc.
filed 2024-05-09
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had 94,335,792 shares of Class A common stock, $0.0001 par value per share, and
280,869,320 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, our value proposition, our collaborations and partnerships with third parties, including our integrated savings program, the sunset of the Kroger Savings program, stock compensation, our stock repurchase program, potential outcomes and estimated impacts of certain legal proceedings, business strategy, our plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our ability to achieve broad market education and change consumer purchasing habits; our general ability to continue to attract, acquire and retain consumers in a cost-effective manner; our significant reliance on our prescription transactions offering and ability to expand our offerings; changes in medication pricing and the significant impact of pricing structures negotiated by industry participants; our general inability to control the categories and types of prescriptions for which we can offer savings or discounted prices; our reliance on a limited number of industry participants, including pharmacy benefit managers, pharmacies, and pharma manufacturers; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infectious disease, such as COVID-19; the accuracy of our estimate of our addressable market and other operational metrics; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform or maintain and enhance our brand; risks related to any failure to maintain effective internal control over ﬁnancial reporting; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our dependence on our information technology systems and those of our third-party vendors, and risks related to any failure or significant disruptions thereof; risks related to government regulation of the internet, e-commerce, consumer data and privacy, information technology and cybersecurity; risks related to a decrease in consumer willingness to receive correspondence or any technical, legal or any other restrictions to send such correspondence; risks related to any failure to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards, and other requirements; our ability to utilize our net operating loss carryforwards and certain other tax attributes;
the risk that we may be unable to realize expected benefits from our restructuring and cost reduction efforts; our ability to attract, develop, motivate and retain well-qualified employees; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites or any undetected errors or design faults; our reliance on third-party platforms to distribute our platform and offerings, including software as-a-service technologies;
systems failures or other disruptions in the operations of these parties on which we depend; risks related to climate change;
the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; litigation related risks; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to general economic factors, natural disasters or other unexpected events; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; risks related to the recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending which may adversely affect our business, financial condition and results of operations; as well as the other important factors discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 10-K”) and in our other filings with the
Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

We periodically post information that may be important to investors on our investor relations website at https://
investors.goodrx.com. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors and potential investors are encouraged to consult our website regularly for important information, in addition to following GoodRx’s press releases, filings with the SEC and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$533,295	$672,296
Accounts receivable, net	144,769	143,608
Prepaid expenses and other current assets	54,735	56,886
Total current assets	732,799	872,790
Property and equipment, net	15,341	15,932
Goodwill	410,769	410,769
Intangible assets, net	58,122	60,898
Capitalized software, net	103,980	95,439
Operating lease right-of-use assets, net	30,928	29,929
Deferred tax assets, net	65,268	65,268
Other assets	36,756	37,775
Total assets	$1,453,963	$1,588,800
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$33,518	$36,266
Accrued expenses and other current liabilities	70,843	71,329
Current portion of debt	7,029	8,787
Operating lease liabilities, current	5,131	6,177
Total current liabilities	116,521	122,559
Debt, net	646,678	647,703
Operating lease liabilities, net of current portion	51,339	48,403
Other liabilities	8,356	8,177
Total liabilities	822,894	826,842
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 94,074 and 92,355 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively; and Class B: 1,000,000 shares authorized, 280,869 and 301,732 shares issued and outstanding at March 31, 2024 and December 31, 2023	38	40
Additional paid-in capital	2,089,443	2,219,321
Accumulated deficit	(1,458,412)	(1,457,403)
Total stockholders' equity	631,069	761,958
Total liabilities and stockholders' equity	$1,453,963	$1,588,800
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenue	$197,880	$183,986
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	12,468	16,695
Product development and technology	31,017	32,908
Sales and marketing	89,964	78,522
General and administrative	41,108	29,619
Depreciation and amortization	15,942	14,939
Total costs and operating expenses	190,499	172,683
Operating income	7,381	11,303
Other expense, net:
Other expense	—	(1,808)
Interest income	7,555	7,234
Interest expense	(14,643)	(13,133)
Total other expense, net	(7,088)	(7,707)
Income before income taxes	293	3,596
Income tax expense	(1,302)	(6,886)
Net loss	$(1,009)	$(3,290)
Loss per share:
Basic and diluted	$(0.00)	$(0.01)
Weighted average shares used in computing loss per share:
Basic and diluted	390,048	412,429

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$76	$161
Product development and technology	5,848	8,589
Sales and marketing	8,127	4,412
General and administrative	11,045	12,337
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	394,087	$40	$2,219,321	$(1,457,403)	$761,958
Stock options exercised	604	—	2,666	—	2,666
Stock-based compensation	—	—	28,891	—	28,891
Vesting and settlement of restricted stock units	2,535	—	—	—	—
Common stock withheld related to net share settlement	(954)	—	(6,623)	—	(6,623)
Repurchases of Class A common stock (1)	(21,329)	(2)	(154,812)	—	(154,814)
Net loss	—	—	—	(1,009)	(1,009)
Balance at March 31, 2024	374,943	$38	$2,089,443	$(1,458,412)	$631,069
See accompanying notes to condensed consolidated financial statements.
_____________________________________________________
(1)Repurchases of Class A common stock for the three months ended March 31, 2024 include 20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $151.4 million. See "Note 9.
Stockholders' Equity" for additional information.

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

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(1,009)	$(3,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,942	14,939
Amortization of debt issuance costs	837	849
Non-cash operating lease expense	895	1,042
Stock-based compensation expense	25,096	25,499
Deferred income taxes	—	35
Loss on minority equity interest investment	—	1,808
Changes in operating assets and liabilities
Accounts receivable	(1,161)	699
Prepaid expenses and other assets	3,339	(6,005)
Accounts payable	(2,452)	(4,737)
Accrued expenses and other current liabilities	924	1,184
Operating lease liabilities	(4)	(140)
Other liabilities	179	405
Net cash provided by operating activities	42,586	32,288
Cash flows from investing activities
Purchase of property and equipment	(407)	(148)
Capitalized software	(20,208)	(14,140)
Net cash used in investing activities	(20,615)	(14,288)
Cash flows from financing activities
Payments on long-term debt	(3,516)	(1,758)
Repurchases of Class A common stock (1)	(153,226)	(9,517)
Proceeds from exercise of stock options	2,584	708
Employee taxes paid related to net share settlement of equity awards	(6,814)	(3,523)
Net cash used in financing activities	(160,972)	(14,090)
Net change in cash and cash equivalents	(139,001)	3,910
Cash and cash equivalents
Beginning of period	672,296	757,165
End of period	$533,295	$761,075
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$3,795	$2,764
Capitalized software included in accounts payable and accrued expenses and other current liabilities	4,376	2,625
Capitalized software transferred from prepaid assets	—	5,751
See accompanying notes to condensed consolidated financial statements.
_____________________________________________________
(1)Repurchases of Class A common stock for the three months ended March 31, 2024 include 20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $151.4 million. See "Note 9.
Stockholders' Equity" for additional information.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 29, 2024 ("2023 10-K"). The December 31, 2023 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending
December 31, 2024.
There have been no material changes in significant accounting policies during the three months ended March 31, 2024 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2023 10-K.
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

We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$460.5 million and $605.5 million at March 31, 2024 and December 31, 2023, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended March 31, 2024, one customer accounted for 12% of our revenue. For the three months ended March 31, 2023, two customers accounted for 13% and 11%
of our revenue. At March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized a $1.8 million impairment loss on one of our minority equity interest investments during the three months ended March 31, 2023, which was presented as other expense on our condensed consolidated statement of operations for that period. We otherwise have not recognized any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three months ended March 31, 2024 and 2023. Equity investments included in other assets on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were $15.0 million.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information.
This ASU applies to all public entities and will be effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. Early adoption of this ASU is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable
Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and is effective for interim periods within fiscal years beginning after December 15, 2024. Early adoption of this ASU is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statement disclosures.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Insurance recovery receivable (1)	$14,900	$12,900
Income taxes receivable	2,268	3,537
Reimbursable third-party payments (2)	12,752	15,481
Other prepaid expenses and other current assets (3)	24,815	24,968
Total prepaid expenses and other current assets	$54,735	$56,886
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
(3)Other current assets were not material as of March 31, 2024 and December 31, 2023.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued bonus and other payroll related	$12,202	$30,401
Accrued legal settlement	27,500	12,500
Accrued marketing	14,493	10,650
Deferred revenue	6,528	7,105
Other accrued expenses	10,120	10,673
Total accrued expenses and other current liabilities	$70,843	$71,329
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at March 31, 2024 will be recognized as revenue within the subsequent twelve months. Of the $7.1 million of deferred revenue at December 31, 2023, $5.4 million was recognized as revenue during the three months ended March 31, 2024. Revenue recognized during the three months ended March 31, 2023 of $5.7 million was included as deferred revenue at December 31, 2022.
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
The effective income tax rate for the three months ended March 31, 2024 and 2023 was 444.4% and 191.5%, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three months ended March 31, 2024 and 2023 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and effects from our equity awards. The effective income tax rate for the three months ended March 31, 2023 was further impacted by the valuation allowance on our net deferred tax assets.
6. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $700.0 million term loan maturing on October 10, 2025 (“First Lien Term Loan Facility”); and (ii) a revolving credit facility for up to $100.0 million (the “Revolving Credit Facility”). On February 20, 2024, we amended our Revolving Credit Facility to extend its maturity date from October 11, 2024 to July 11, 2025. As of March 31, 2024, there were no changes to the terms of our First
Lien Term Loan Facility and Revolving Credit Facility as disclosed in Note 12 to our consolidated financial statements included in our 2023 10-K.
The effective interest rate on the First Lien Term Loan Facility for the three months ended March 31, 2024 and 2023 was 8.77% and 7.81%, respectively.
We had no borrowings against the Revolving Credit Facility as of March 31, 2024 and December 31, 2023.
We had outstanding letters of credit issued against the Revolving Credit Facility for $8.3 million and $9.2 million as of
March 31, 2024 and December 31, 2023, respectively, which reduces our available borrowings under the Revolving Credit
Facility.
Our debt balance is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Principal balance under First Lien Term Loan Facility	$658,281	$661,797
Less: Unamortized debt issuance costs and discounts	(4,574)	(5,307)
	$653,707	$656,490
The estimated fair value of our debt approximated its carrying value as of March 31, 2024 and December 31, 2023, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the

Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At March 31, 2024, we were in compliance with our covenants.
7. Commitments and Contingencies
Aside from the below, as of March 31, 2024, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2023 10-K.
Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class actions lawsuits against Google, Meta, Criteo and us, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-defendants. Four of the plaintiffs allege common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s
Confidentiality of Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act, and Unfair Competition
Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General Business Law. Four of these cases were originally filed in the United States District Court for the Northern District of California ("NDCA) (Cases No. 3:23-
cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District
Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-
filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge
Araceli Martínez-Olguín in the NDCA. The court also set a briefing schedule for filing a single consolidated complaint, which the plaintiffs filed on May 21, 2023 (Case No. 3:23-cv-00501-AMO; the "NDCA Class Action Matter"), as well as motions to dismiss and motions to compel arbitration. In addition to the aforementioned claims, the plaintiffs in the now consolidated matter bring claims under the Illinois Consumer Fraud and Deceptive Business Practices Act, common law negligence and negligence per se, in each case, pleaded in the alternative. The plaintiffs are seeking various forms of monetary damages
(such as statutory damages, compensatory damages, attorneys’ fees and disgorgement of profits) as well as injunctive relief. Briefing on the motions to dismiss and motions to compel arbitration was completed on August 24, 2023.
On October 27, 2023, six plaintiffs filed a class action complaint (Case No. 1:23-cv-24127-BB; the “SDFL Class Action
Matter”) against us in the United States District Court for the Southern District of Florida ("SDFL"). The plaintiffs alleged, on behalf of the same nationwide class as the NDCA Class Action Matter, substantially the same statutory and common law violation claims as alleged in that matter as well as claims based on the federal Electronic Communications Privacy Act, invasion of privacy under California common law and the California constitution, invasion of privacy under New Jersey's
Constitution, and violations of Pennsylvania’s Wiretapping and Electronic Surveillance Control Act, Florida’s Security of
Communications Act, New York’s Civil Rights Law and Stop Hack and Improve Electronic Data Security Act. The plaintiffs in the SDFL Class Action Matter seek various forms of monetary damages as well as injunctive and other unspecified equitable relief.
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
In response to the proposed settlement in the SDFL Class Action Matter, plaintiffs in the NDCA Class Action Matter filed
(i) on November 1, 2023, a motion in the NDCA for an order to require us to cease litigation of, or alternatively file a motion to stay in, the SDFL Class Action Matter and enjoin us from seeking settlement with counsel other than plaintiffs’ counsel in the NDCA Class Action Matter; and (ii) on November 2, 2023, a motion in the SDFL for that court to allow them to intervene and appear in the SDFL action, transfer the SDFL Class Action Matter to the NDCA and reconsider and deny its preliminary approval of the proposed settlement. The SDFL has issued an order requiring the SDFL plaintiffs to, among other things, file a response to the NDCA plaintiffs' motion to intervene. Additionally, U.S. District Judge Araceli Martínez-Olguín in the NDCA
issued an order for us to show cause as to why we should not be sanctioned for an alleged failure to provide notification to the NDCA of the pendency of the SDFL Class Action Matter. We filed our written response to this order on November 8,
2023. The NDCA held a hearing on November 14, 2023, and ordered parties to the litigation to participate in mediation. The parties participated in mediation on January 10, 2024, and have agreed to participate in an additional day of mediation.
which occurred on March 7, 2024. Negotiations between the parties remain ongoing.
Based on the proposed settlement agreement, we determined that an estimated $13.0 million loss was probable and accrued $12.5 million as of December 31, 2023, which was net of an initial $0.5 million payment to a third party qualified settlement fund that we do not own, which will be disbursed to the plaintiffs if required conditions are satisfied. Based on ongoing negotiations and mediation between the parties, we determined the estimated probable loss to be $28.0 million as of March 31, 2024, for which $27.5 million was accrued within accrued expenses and other current liabilities in our condensed consolidated balance sheet as of March 31, 2024. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court or the results of mediation. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimate.

On April 22, 2024, Lisa Marie Barsuli, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California
(Case No. 2:24-cv-3282). The plaintiffs seek compensatory damages and equitable relief as well as interest, fees and costs.
The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and asserts that we and certain of our executive officers failed to disclose to investors the risk relating to a grocery chain taking actions that impacted acceptance of our discounted pricing for a subset of prescription drugs from PBMs, whose pricing we promote on our platform (the “grocer issue”), which occurred late in the first quarter of 2022. As alleged in the complaint, when we disclosed the occurrence of the grocer issue, our stock price fell, causing investor losses. We intend to vigorously defend against these claims. We believe we have meritorious defenses to the claims of the plaintiff and members of the class and based upon information presently known to management, we have not accrued a loss for this class action lawsuit as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in this matter.
These pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, during the normal course of business, we may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We have not accrued for a loss for any other matters as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 4. Accrued
Expenses and Other Current Liabilities." Loss recoveries are recognized when a loss has been incurred and the recovery is probable. See "Note 3. Prepaid Expenses and Other Current Assets."
In February 2023, we initiated arbitration against Famulus Health, LLC (“Famulus”) before the American Arbitration
Association in relation to Famulus’ breach of an agreement entered into by Famulus and us in June 2020, as amended (the
“Agreement”). GoodRx asserted claims for Famulus' breach of the confidentiality and exclusivity provisions in the
Agreement, seeking to recover damages and injunctive relief. On February 15, 2024, an arbitration award was rendered, which included a damages award and a permanent injunction (the "Arbitration Award"). Famulus filed a petition to vacate the
Arbitration Award on February 21, 2024 in the United States District Court for the District of South Carolina ("DSC"). GoodRx
filed a petition to confirm the Arbitration Award on February 22, 2024 in the DSC. In April 2024, several motions and oppositions were filed, which were consolidated by the DSC on April 12, 2024. The DSC held a hearing on April 30, 2024 on the consolidated actions and an order issuance is pending. We can not make any assurance as to the outcome of the
Arbitration Award and when the Arbitration Award will be collected. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the Arbitration Award is realized or realizable, pursuant to ASC 450,
Contingencies.
8. Revenue
For the three months ended March 31, 2024 and 2023, revenue comprised the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Prescription transactions revenue	$145,395	$134,907
Subscription revenue	22,601	24,143
Pharma manufacturer solutions revenue	24,509	20,435
Other revenue	5,375	4,501
Total revenue	$197,880	$183,986
9. Stockholders' Equity
On February 23, 2022, our board of directors ("Board") authorized the repurchase of up to an aggregate of
$250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act (a "Rule 10b5-1 Plan"). These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of March 31, 2024, we had $295.2 million available for future repurchases of our Class A common stock under the new stock repurchase program.
On March 6, 2024, we entered into two Stock Purchase Agreements with related parties, one with Spectrum Equity VII,
L.P., Spectrum VII Investment Managers' Fund, L.P., and Spectrum VII Co-Investment Fund, L.P. (collectively, "Spectrum"),

and one with Francisco Partners IV, L.P. and Francisco Partners IV-A (collectively, "Francisco Partners"), pursuant to which we agreed to repurchase 6.2 million and 14.6 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from Spectrum and
Francisco Partners, respectively, for an aggregate repurchase of  20.9 million shares of our Class A common stock at a price of $7.19 per share, in each case representing a discount from our closing share price of $7.57 on the date of the execution of the Stock Purchase Agreements (the "Spectrum and Francisco Partners Repurchase"). The repurchase was approved by our Board and its Audit Committee as part of the $450.0 million repurchase program approved in February 2024. Closing of the Spectrum and Francisco Partners Repurchase occurred on March 11, 2024 for an aggregate consideration of $151.4 million, inclusive of direct costs and estimated excise taxes associated with the repurchases.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended March 31,
(in thousands)	2024	2023
Number of shares repurchased	21,329	1,570
Cost of shares repurchased	$154,814	$9,517
10. Basic and Diluted Loss Per Share
As we have net losses for the three months ended March 31, 2024 and 2023, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.
The following weighted average potentially dilutive shares are excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options, restricted stock awards and restricted stock units	50,062	38,027

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-
Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and
Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on February 29, 2024 (“2023
10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of our 2023 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.
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
For the three months ended March 31, 2024 as compared to the same period of 2023:
•Revenue and Adjusted Revenue increased 8% to $197.9 million from $184.0 million;
•Net loss and net loss margin were $1.0 million and 0.5%, respectively, compared to net loss and net loss margin of $3.3 million and 1.8%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $62.8 million and 31.7%, respectively, compared to $53.2 million and 28.9%, respectively.
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
We exited the first quarter of 2024 with approximately 8 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of
Monthly Active Consumers for the three months ended March 31, 2024 and subscribers to our subscription plans as of
March 31, 2024.

Monthly Active Consumers

	Three Months Ended
(in millions)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Monthly Active Consumers	6.7	6.4	6.1	6.1	6.1
Subscription Plans
Subscription plans have been impacted by a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to that offering. We expect our subscription plans for Kroger Savings to continue to sequentially decline through July 2024, the expected sunset of the program. Gold subscription plans increased year-over-
year and accounted for 708 thousand of our total subscription plans as of March 31, 2024.

	As of
(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Subscription plans	778	884	930	969	1,007
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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net loss	$(1,009)	$(3,290)
Adjusted to exclude the following:
Interest income	(7,555)	(7,234)
Interest expense	14,643	13,133
Income tax expense	1,302	6,886
Depreciation and amortization	15,942	14,939
Other expense	—	1,808
Financing related expenses (1)	440	—
Acquisition related expenses (2)	174	1,056
Restructuring related expenses (3)	(125)	—
Legal settlement expenses (4)	13,000	—
Stock-based compensation expense	25,096	25,499
Payroll tax expense related to stock-based compensation	879	440
Adjusted EBITDA	$62,787	$53,237

Revenue and Adjusted Revenue (5)	$197,880	$183,986
Net loss margin	(0.5%)	(1.8%)
Adjusted EBITDA Margin	31.7%	28.9%
_____________________________________________________
(1)Financing related expenses include third party fees related to proposed financings.
(2)Acquisition related expenses principally include costs for actual or planned acquisitions including related third-party fees, legal, consulting and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions and change in fair value of contingent consideration. From time to time, acquisition related expenses may also include similar transaction related costs for business dispositions.
(3)Restructuring related expenses include employee severance and other personnel related costs in connection with various workforce optimization and organizational changes to better align with our strategic goals and future scale.
(4)Legal settlement expenses consist of periodic settlement costs for significant and unusual litigation matters. We believe these costs do not represent recurring expenses arising in the ordinary course of business that are indicative of our overall operating performance.
(5)Revenue was equal to Adjusted Revenue as there was no client contract termination cost associated with restructuring related activities in the periods presented.
Components of our Results of Operations
For a description of the components of our results of operations, refer to Note 2 to our audited consolidated financial statements included in our 2023 10-K. In addition, for a description of primary drivers that may cause our revenue, costs and operating expenses to fluctuate from period to period, including seasonality, refer to Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 10-K.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	Three Months Ended March 31, 2024	% of Total Revenue	Three Months Ended March 31, 2023	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$145,395	73%	$134,907	73%	$10,488	8%
Subscription revenue	22,601	11%	24,143	13%	(1,542)	(6%)
Pharma manufacturer solutions revenue	24,509	12%	20,435	11%	4,074	20%
Other revenue	5,375	3%	4,501	2%	874	19%
Total revenue	197,880		183,986
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	12,468	6%	16,695	9%	(4,227)	(25%)
Product development and technology	31,017	16%	32,908	18%	(1,891)	(6%)
Sales and marketing	89,964	45%	78,522	43%	11,442	15%
General and administrative	41,108	21%	29,619	16%	11,489	39%
Depreciation and amortization	15,942	8%	14,939	8%	1,003	7%
Total costs and operating expenses	190,499		172,683
Operating income	7,381		11,303
Other expense, net:
Other expense	—	0%	(1,808)	1%	1,808	n/m
Interest income	7,555	4%	7,234	4%	321	4%
Interest expense	(14,643)	7%	(13,133)	7%	(1,510)	11%
Total other expense, net	(7,088)		(7,707)
Income before income taxes	293		3,596
Income tax expense	(1,302)	1%	(6,886)	4%	5,584	(81%)
Net loss	$(1,009)		$(3,290)

Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue increased $10.5 million, or 8%, year-over-year, primarily as a result of a 10% increase in the number of our Monthly Active Consumers from organic growth, including expansion of our integrated savings program, which integrates our discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. The impact from the increase in the number of our Monthly Active Consumers was partially offset by an increase in consumer discounts, which are all recognized as a reduction of revenue beginning in December
2023 as a result of a change in some aspects of our consumer incentives program. For further information regarding our consumer incentives program, see Note 2 to our audited consolidated financial statements included in our 2023 10-K.
Subscription revenue decreased $1.5 million, or 6%, year-over-year, primarily driven by a decrease in the number of subscription plans due to the anticipated sunset of Kroger Savings with 778 thousand subscription plans as of March 31,
2024 compared to 1,007 thousand as of March 31, 2023. Given the subscription fee is higher for Gold relative to Kroger
Savings, we expect the anticipated sunset of Kroger Savings will result in a higher year-over-year decline in subscription plans relative to subscription revenue.
Pharma manufacturer solutions revenue increased $4.1 million, or 20%, year-over-year, primarily driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers, partially offset by a $2.4 million decrease in revenue contribution from vitaCare Prescription Services, Inc., a solution we de-prioritized in connection with the restructuring of our pharma manufacturer solutions offering in the second half of 2023. We expect pharma manufacturer solutions to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue decreased $4.2 million, or 25%, year-over-year, primarily driven by a $3.8 million decrease in outsourced and in-house personnel and other costs related to consumer support and a $2.1 million decrease in allocated overhead, both due to lower average headcount principally as a result of the restructuring of our pharma manufacturer solutions offering in the second half of 2023. The impact from these drivers was partially offset by a $1.1 million increase in processing fees.
Product development and technology
Product development and technology expenses decreased $1.9 million, or 6%, year-over-year, primarily driven by a
$3.0 million decrease in payroll and related costs largely due to higher capitalization of certain qualified costs related to the development of internal-use software and lower average headcount.
Sales and marketing
Sales and marketing expenses increased $11.4 million, or 15%, year-over-year, primarily driven by a $10.1 million increase in advertising expenses, a $7.3 million increase in payroll and related costs, principally from higher stock-based compensation expense due to changes in our employee composition, and a $2.7 million increase in third-party marketing expenses. The impact from these drivers was partially offset by a $9.7 million decrease in promotional expenses substantially in the form of consumer discounts, whereas beginning in December 2023 these are recognized as a reduction of revenue as described in our discussion and analysis of prescription transactions revenue above.
General and administrative
General and administrative expenses increased $11.5 million, or 39%, year-over-year, primarily driven by a net
$13.0 million estimated legal settlement loss recognized in the first quarter of 2024 with respect to an ongoing litigation (see
Note 7 to our condensed consolidated financial statements) and a $3.3 million increase in payroll and related expenses, principally from equity awards granted to our Interim Chief Executive Officer in the second quarter of 2023 and first quarter of 2024. The impact from these drivers was partially offset by a $4.5 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020.
Depreciation and amortization
Depreciation and amortization expenses increased $1.0 million, or 7%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features. The year-over-year change in depreciation and amortization was partially offset by lower amortization related to certain intangible assets that were fully amortized in 2023 in connection with the restructuring of our pharma manufacturer solutions offering in the second half of 2023.

Other Expense
Other expense decreased by $1.8 million year-over-year, due to an impairment loss on one of our minority equity interest investments recognized in the first quarter of 2023.
Interest Expense
Interest expense increased by $1.5 million, or 11%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.
Income Taxes
For the three months ended March 31, 2024 and 2023, we had income tax expense of $1.3 million and $6.9 million, respectively, and an effective income tax rate of 444.4% and 191.5%, respectively. The year-over-year decrease in our income tax expense was primarily driven by a decrease in our estimated annual effective income tax rate due to the release of our valuation allowance in the second quarter of 2023 and a decrease in our tax effects from our equity awards.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility which expires on July 11,
2025. As of March 31, 2024, we had cash and cash equivalents of $533.3 million and $91.7 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
As of March 31, 2024, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations" of our 2023 10-K. Based on our current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. Our future capital requirements will depend on many factors, including the growth of our business, the timing and extent of investments, sales and marketing activities, and many other factors as described in Part I,
Item 1A, "Risk Factors" of our 2023 10-K.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx,
Inc. were restricted pursuant to the terms of our debt arrangements as of March 31, 2024. Since the restricted net assets of
GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note
18 to our consolidated financial statements included in our 2023 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$42,586	$32,288
Net cash used in investing activities	(20,615)	(14,288)
Net cash used in financing activities	(160,972)	(14,090)
Net change in cash and cash equivalents	$(139,001)	$3,910

Net cash provided by operating activities
Net cash provided by operating activities consist of net loss or income adjusted for certain non-cash items and changes in assets and liabilities. The $10.3 million year-over-year increase in net cash provided by operations was primarily due to a
$9.4 million net increase in cash inflow from changes in operating assets and liabilities principally driven by the timing of payments of prepaid services and accounts payable, income tax payments and refunds as well as collections of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities generally consist of cash used for software development costs and capital expenditures, and may also include cash used for acquisitions and investments that we may make from time to time. The
$6.3 million year-over-year increase in net cash used in investing activities was primarily driven by a $6.1 million increase in cash paid for software development.
Net cash used in financing activities
Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our
Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options. The $146.9 million year-over-year increase in net cash used in financing activities was primarily driven by a $143.7 million increase in payments for repurchases of our Class A common stock.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2024, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2023 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Part II, Item 1 is set forth in Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2023 10-K. For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2023 10-
K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on
Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September
22, 2020.
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of March 31, 2024, we estimated we had used approximately $426.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business; and (ii) $262.0 million for the repurchases of our Class A common stock. As of March 31, 2024, we had $460.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
January 1 -31	—	$—	—	$—
February 1 - 29	—	$—	—	$—
March 1 - 31	21,329,492	$7.26	21,329,492	$295,185
Total	21,329,492		21,329,492
_____________________________________________________
(1)The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, which may include repurchases through Rule 10b5-1 plans. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our old
$250.0 million stock repurchase program that was publicly announced on February 28, 2022 and expired on
February 23, 2024, in addition to our new $450.0 million stock repurchase program with no expiration date, which was publicly announced on February 29, 2024.
(2)Average price paid per share includes direct costs and estimated excise taxes associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1
trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1	Fourth Amendment to Office Lease Agreement by and between GoodRx, Inc. and Pen Factory Property Owner, LLC, dated February 7, 2024					*

10.2†	Fifth Amendment to First Lien Credit Agreement, dated February 20, 2024	8-K	001-39549	10.1	2/26/24

10.3†	Separation Agreement & Release, by and between GoodRx, Inc. and Raj Beri, dated February 22, 2024	8-K	001-39549	10.2	2/26/24

10.4	Employment Agreement, by and between GoodRx, Inc. and Karsten Voermann, dated March 4, 2024	8-K	001-39549	10.1	3/7/24

10.5	First Amendment to Employment Agreement, by and between GoodRx, Inc. and Scott Wagner, dated March 13, 2024	8-K	001-39549	10.1	3/14/24

10.6	Non-Employee Director Deferred Compensation Plan	10-K	001-39549	10.18	2/29/24

10.6.1	Form of Director Deferred Cash Fees RSU Agreement	10-K	001-39549	10.18.1	2/29/24

10.6.2	Form of Director Deferred RSU Agreement	10-K	001-39549	10.18.2	2/29/24

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GOODRX HOLDINGS, INC.

Date: May 9, 2024	By:	/s/ Scott Wagner
Scott Wagner
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)