Form 10-Q
period 2024-06-30
GoodRx Holdings, Inc.
filed 2024-08-08
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, the registrant had 98,583,716 shares of Class A common stock, $0.0001 par value per share, and
280,869,320 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of recent changes in the U.S. retail pharmacy landscape, our value proposition, our collaborations and partnerships with third parties, including our integrated savings program, stock compensation, our stock repurchase program, potential outcomes and estimated impacts of certain legal proceedings, our business strategy, our plans, market growth and our objectives for future operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$524,903	$672,296
Accounts receivable, net	161,774	143,608
Prepaid expenses and other current assets	63,878	56,886
Total current assets	750,555	872,790
Property and equipment, net	14,495	15,932
Goodwill	410,769	410,769
Intangible assets, net	56,022	60,898
Capitalized software, net	111,774	95,439
Operating lease right-of-use assets, net	29,893	29,929
Deferred tax assets, net	65,268	65,268
Other assets	36,614	37,775
Total assets	$1,475,390	$1,588,800
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,884	$36,266
Accrued expenses and other current liabilities	73,172	71,329
Current portion of debt	7,029	8,787
Operating lease liabilities, current	5,388	6,177
Total current liabilities	102,473	122,559
Debt, net	645,648	647,703
Operating lease liabilities, net of current portion	49,316	48,403
Other liabilities	8,554	8,177
Total liabilities	805,991	826,842
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 97,738 and 92,355 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; and Class B: 1,000,000 shares authorized, 280,869 and 301,732 shares issued and outstanding at June 30, 2024 and December 31, 2023	38	40
Additional paid-in capital	2,121,079	2,219,321
Accumulated deficit	(1,451,718)	(1,457,403)
Total stockholders' equity	669,399	761,958
Total liabilities and stockholders' equity	$1,475,390	$1,588,800
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$200,610	$189,677	$398,490	$373,663
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,870	16,339	24,338	33,034
Product development and technology	30,854	31,285	61,871	64,193
Sales and marketing	93,454	77,440	183,418	155,962
General and administrative	27,589	30,208	68,697	59,827
Depreciation and amortization	16,965	16,097	32,907	31,036
Total costs and operating expenses	180,732	171,369	371,231	344,052
Operating income	19,878	18,308	27,259	29,611
Other expense, net:
Other expense	—	—	—	(1,808)
Interest income	6,334	7,814	13,889	15,048
Interest expense	(14,566)	(14,054)	(29,209)	(27,187)
Total other expense, net	(8,232)	(6,240)	(15,320)	(13,947)
Income before income taxes	11,646	12,068	11,939	15,664
Income tax (expense) benefit	(4,952)	46,718	(6,254)	39,832
Net income	$6,694	$58,786	$5,685	$55,496
Earnings per share:
Basic	$0.02	$0.14	$0.01	$0.13
Diluted	$0.02	$0.14	$0.01	$0.13
Weighted average shares used in computing earnings per share:
Basic	376,254	412,221	386,153	412,322
Diluted	384,732	414,335	393,620	414,373

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$64	$180	$140	$341
Product development and technology	6,259	7,534	12,107	16,123
Sales and marketing	9,396	(3,020)	17,523	1,392
General and administrative	10,871	13,203	21,916	25,540
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	394,087	$40	$2,219,321	$(1,457,403)	$761,958
Stock options exercised	604	—	2,666	—	2,666
Stock-based compensation	—	—	28,891	—	28,891
Vesting and settlement of restricted stock units	2,535	—	—	—	—
Common stock withheld related to net share settlement	(954)	—	(6,623)	—	(6,623)
Repurchases of Class A common stock (1)	(21,329)	(2)	(154,812)	—	(154,814)
Net loss	—	—	—	(1,009)	(1,009)
Balance at March 31, 2024	374,943	$38	$2,089,443	$(1,458,412)	$631,069
Stock options exercised	1,454	—	8,947	—	8,947
Stock-based compensation	—	—	30,885	—	30,885
Vesting and settlement of restricted stock units	3,262	—	—	—	—
Common stock withheld related to net share settlement	(1,231)	—	(9,343)	—	(9,343)
Repurchases of Class A common stock	—	—	290	—	290
Issuance of common stock through employee stock purchase plan	179	—	857	—	857
Net income	—	—	—	6,694	6,694
Balance at June 30, 2024	378,607	$38	$2,121,079	$(1,451,718)	$669,399
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

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$5,685	$55,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,907	31,036
Amortization of debt issuance costs	1,663	1,695
Non-cash operating lease expense	1,930	2,055
Stock-based compensation expense	51,686	43,396
Deferred income taxes	—	(62,980)
Loss on operating lease assets	—	374
Loss on minority equity interest investment	—	1,808
Changes in operating assets and liabilities
Accounts receivable	(18,166)	(6,237)
Prepaid expenses and other assets	(5,981)	(13,574)
Accounts payable	(18,017)	(10,972)
Accrued expenses and other current liabilities	1,973	18,418
Operating lease liabilities	(1,770)	(665)
Other liabilities	377	2,304
Net cash provided by operating activities	52,287	62,154
Cash flows from investing activities
Purchase of property and equipment	(675)	(440)
Capitalized software	(37,169)	(28,807)
Net cash used in investing activities	(37,844)	(29,247)
Cash flows from financing activities
Payments on long-term debt	(5,273)	(3,515)
Repurchases of Class A common stock (1)	(153,226)	(18,437)
Proceeds from exercise of stock options	11,772	1,267
Employee taxes paid related to net share settlement of equity awards	(15,966)	(8,048)
Proceeds from employee stock purchase plan	857	649
Net cash used in financing activities	(161,836)	(28,084)
Net change in cash and cash equivalents	(147,393)	4,823
Cash and cash equivalents
Beginning of period	672,296	757,165
End of period	$524,903	$761,988
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$8,090	$6,221
Capitalized software included in accounts payable and accrued expenses and other current liabilities	4,628	4,232
Capitalized software transferred from prepaid assets	—	5,751
See accompanying notes to condensed consolidated financial statements.
_____________________________________________________
(1)Repurchases of Class A common stock for the six months ended June 30, 2024 include 20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $151.4 million. See "Note 9.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 29, 2024 ("2023 10-K"). The December 31, 2023 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending
December 31, 2024.
There have been no material changes in significant accounting policies during the three and six months ended June 30,
2024 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2023 10-K.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$485.5 million and $605.5 million at June 30, 2024 and December 31, 2023, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For each of the three and six months ended June 30, 2024, one customer accounted for 11% of our revenue. For each of the three and six months ended June 30, 2023, two customers accounted for 14% and 11% of our revenue. At June 30, 2024, one customer accounted for 14% of our accounts receivable balance. At December 31, 2023, no customer accounted for more than 10% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized a $1.8 million impairment loss on one of our minority equity interest investments during the three months ended March 31, 2023 and presented as other expense on our condensed consolidated statement of operations for the six months ended June 30, 2023. We otherwise have not recognized any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three and six months ended June 30, 2024 and 2023. Equity investments included in other assets on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were $15.0 million.
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
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Insurance recovery receivable (1)	$14,900	$12,900
Income taxes receivable	12,904	3,537
Reimbursable third-party payments (2)	14,186	15,481
Other prepaid expenses and other current assets (3)	21,888	24,968
Total prepaid expenses and other current assets	$63,878	$56,886
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
(3)Other current assets were not material as of June 30, 2024 and December 31, 2023.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued bonus and other payroll related	$17,743	$30,401
Accrued legal settlement	27,500	12,500
Accrued marketing	13,607	10,650
Deferred revenue	5,988	7,105
Other accrued expenses	8,334	10,673
Total accrued expenses and other current liabilities	$73,172	$71,329
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at June 30, 2024 will be recognized as revenue within the subsequent twelve months. Of the $7.1 million of deferred revenue at December 31, 2023, $1.0 million and $6.4 million was recognized as revenue during the three and six months ended June 30, 2024, respectively. Revenue recognized during the three and six months ended June 30, 2023 of $1.3 million and $7.0 million, respectively, was included as deferred revenue at December 31, 2022.
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
The effective income tax rate for the three months ended June 30, 2024 and 2023 was 42.5% and (387.1%), respectively. The effective income tax rate for the six months ended June 30, 2024 and 2023 was 52.4% and (254.3%), respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and six months ended June 30, 2024 and 2023 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
The effective income tax rate for the three and six months ended June 30, 2023 was further impacted by the release of our valuation allowance against the majority of our net deferred tax assets recorded as a discrete tax benefit during the three months ended June 30, 2023.
6. Debt
As of June 30, 2024, our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provided for (i) a $700.0 million term loan maturing on October 10, 2025 (“First Lien Term Loan Facility”); and (ii) a revolving credit facility for up to $100.0 million (the “Revolving Credit Facility”) maturing on July 11, 2025. As of June 30, 2024, there were no changes to the terms of our First Lien Term Loan Facility and Revolving Credit Facility as disclosed in Note 12 to our consolidated financial statements included in our 2023 10-K.
The effective interest rate on the First Lien Term Loan Facility for the three months ended June 30, 2024 and 2023 was
8.75% and 8.37%, respectively. The effective interest rate on the First Lien Term Loan Facility for the six months ended June
30, 2024 and 2023 was 8.76% and 8.09%, respectively.
We had no borrowings against the Revolving Credit Facility as of June 30, 2024 and December 31, 2023.
We had outstanding letters of credit issued against the Revolving Credit Facility for $8.3 million and $9.2 million as of
June 30, 2024 and December 31, 2023, respectively, which reduces our available borrowings under the Revolving Credit
Facility.

Our debt balance is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Principal balance under First Lien Term Loan Facility	$656,524	$661,797
Less: Unamortized debt issuance costs and discounts	(3,847)	(5,307)
	$652,677	$656,490
The estimated fair value of our debt approximated its carrying value as of June 30, 2024 and December 31, 2023, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the
Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At June 30, 2024, we were in compliance with our covenants.
On July 10, 2024, we entered into the Sixth Amendment to First Lien Credit Agreement (the "Sixth Amendment") to,
among other things, (i) establish a new $500.0 million term loan (the “2024 Term Loan”) with a maturity date of July 10,
2029, (ii) extend the maturity date on $88.0 million of the total $100.0 million Revolving Credit Facility to April 10, 2029 and
(iii) immaterially modify certain covenants. The $12.0 million of revolving commitments not subject to the maturity extension will terminate on July 11, 2025. Concurrently with the closing of the Sixth Amendment, we repaid outstanding principal and accrued interest under the First Lien Term Loan Facility in full as well as all premiums, fees and expenses in connection with the foregoing transactions using all of the proceeds from the 2024 Term Loan and $167.2 million of cash on hand. The 2024
Term Loan and the Revolving Credit Facility are collateralized by substantially all of our assets and 100% of the equity interest of GoodRx.
The 2024 Term Loan bears interest, at our option, at either (i) a term rate based on the Secured Overnight Financing
Rate, subject to a “floor” of 0.00%, plus a margin of 3.75%; or (ii) an alternate base rate plus a margin of 2.75%. Interest is paid monthly. The 2024 Term Loan was funded with an original issue discount at 99.0% of the principal amount thereof. The
2024 Term Loan requires quarterly principal payments of $1.3 million beginning with the quarter ending March 31, 2025, with any remaining unpaid principal and any accrued interest due upon maturity. We may make voluntary prepayments of the
2024 Term Loan from time to time, and we are required in certain instances related to asset dispositions, casualty events, non-permitted debt issuances and annual excess cash flow, to make mandatory prepayments of the 2024 Term Loan.
7. Commitments and Contingencies
Aside from the below, as of June 30, 2024, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2023 10-K.
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
In response to the proposed settlement in the SDFL Class Action Matter, plaintiffs in the NDCA Class Action Matter filed
(i) on November 1, 2023, a motion in the NDCA for an order to require us to cease litigation of, or alternatively file a motion to stay in, the SDFL Class Action Matter and enjoin us from seeking settlement with counsel other than plaintiffs’ counsel in the NDCA Class Action Matter; and (ii) on November 2, 2023, a motion in the SDFL for that court to allow them to intervene and appear in the SDFL action, transfer the SDFL Class Action Matter to the NDCA and reconsider and deny its preliminary approval of the proposed settlement. The SDFL has issued an order requiring the SDFL plaintiffs to, among other things, file a response to the NDCA plaintiffs' motion to intervene. Additionally, U.S. District Judge Araceli Martínez-Olguín in the NDCA
issued an order for us to show cause as to why we should not be sanctioned for an alleged failure to provide notification to the NDCA of the pendency of the SDFL Class Action Matter. We filed our written response to this order on November 8,
2023. The NDCA held a hearing on November 14, 2023, and ordered parties to the litigation to participate in mediation. The parties participated in mediation on January 10, 2024, and have agreed to participate in an additional day of mediation, which occurred on March 7, 2024. Negotiations between the parties remain ongoing.
Based on the proposed settlement agreement, we determined that an estimated $13.0 million loss was probable and accrued $12.5 million as of December 31, 2023, which was net of an initial $0.5 million payment to a third party qualified settlement fund that we do not own, which will be disbursed to the plaintiffs if required conditions are satisfied. Based on ongoing negotiations and mediation between the parties, we determined the estimated probable loss to be $28.0 million as of March 31, 2024 and June 30, 2024. The $27.5 million estimated net liability was accrued within accrued expenses and other current liabilities on our condensed consolidated balance sheet as of June 30, 2024. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court or the results of mediation. In addition, while it is reasonably possible an incremental loss may have been incurred for the indemnification of certain parties named in the class action lawsuits, a loss, or a range of loss, is not reasonably estimable. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimate.
On April 22, 2024, Lisa Marie Barsuli, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California
(Case No. 2:24-cv-3282). The plaintiffs seek compensatory damages and equitable relief as well as interest, fees and costs.
The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and asserts that we and certain of our executive officers failed to disclose to investors the risk relating to a grocery chain taking actions that impacted acceptance of our discounted pricing for a subset of prescription drugs from PBMs, whose pricing we promote on our platform (the “grocer issue”), which occurred late in the first quarter of 2022. As alleged in the complaint, when we disclosed the occurrence of the grocer issue, our stock price fell, causing investor losses. On July 25,
2024, U.S. District Judge André Birotte Jr. appointed The Kalmanson Family as the lead plaintiff and approved selection of lead plaintiff's counsel. We intend to file a motion to dismiss the lawsuit. Additionally, on May 23, 2024, Benjamin Solomon filed a derivative lawsuit in the United States District Court for the Central District of California purportedly on behalf of us against certain of our executive officers and current and former directors (Case No. 2:24-cv-04301). The derivative complaint asserts claims for violations of, and contribution under, the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste. These claims are based on allegations substantially similar to those in the class action lawsuit described above and also allege that we failed to maintain adequate internal controls. Plaintiff in the derivative lawsuit is seeking declaratory relief, monetary damages, restitution and certain governance reforms. The case was stayed pending the resolution of our forthcoming motion to dismiss the securities class action lawsuit. We intend to vigorously defend against the claims asserted in both lawsuits. We believe we have meritorious defenses to such claims and based upon information presently known to management, we have not accrued a loss for either lawsuit as a loss is not probable and reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters.
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
8. Revenue
For the three and six months ended June 30, 2024 and 2023, revenue comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Prescription transactions revenue	$146,748	$136,540	$292,143	$271,447
Subscription revenue	21,953	23,878	44,554	48,021
Pharma manufacturer solutions revenue	26,504	24,330	51,013	44,765
Other revenue	5,405	4,929	10,780	9,430
Total revenue	$200,610	$189,677	$398,490	$373,663
9. Stockholders' Equity
On February 23, 2022, our board of directors ("Board") authorized the repurchase of up to an aggregate of
$250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act (a "Rule 10b5-1 Plan"). These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of June 30, 2024, we had $295.5 million available for future repurchases of our Class A common stock under the new stock repurchase program.
On March 6, 2024, we entered into two Stock Purchase Agreements with related parties, one with Spectrum Equity VII,
L.P., Spectrum VII Investment Managers' Fund, L.P., and Spectrum VII Co-Investment Fund, L.P. (collectively, "Spectrum"), and one with Francisco Partners IV, L.P. and Francisco Partners IV-A (collectively, "Francisco Partners"), pursuant to which we agreed to repurchase 6.2 million and 14.6 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from Spectrum and
Francisco Partners, respectively, for an aggregate repurchase of 20.9 million shares of our Class A common stock at a price of $7.19 per share, in each case representing a discount from our closing share price of $7.57 on the date of the execution of the Stock Purchase Agreements (the "Spectrum and Francisco Partners Repurchase"). The repurchase was approved by our Board and its Audit Committee as part of the $450.0 million repurchase program approved in February 2024. The
Spectrum and Francisco Partners Repurchase closed on March 11, 2024 for an aggregate consideration of $151.4 million, inclusive of direct costs and estimated excise taxes associated with the repurchases.

The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Number of shares repurchased	—	1,663	21,329	3,233
Cost of shares repurchased (1)	$(290)	$8,920	$154,524	$18,437
_____________________________________________________
(1)Cost of shares repurchased for the three months ended June 30, 2024 represents a change to the estimated excise taxes associated with past repurchases of our Class A common stock.
10. Basic and Diluted Earnings Per Share
The computation of earnings per share for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$6,694	$58,786	$5,685	$55,496
Denominator:
Weighted average shares - basic	376,254	412,221	386,153	412,322
Dilutive impact of stock options, restricted stock awards and restricted stock units	8,478	2,114	7,467	2,051
Weighted average shares - diluted	384,732	414,335	393,620	414,373
Earnings per share:
Basic	$0.02	$0.14	$0.01	$0.13
Diluted	$0.02	$0.14	$0.01	$0.13
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options, restricted stock awards and restricted stock units	16,164	29,430	18,974	30,470
11. Subsequent Event
On July 10, 2024, we entered into the Sixth Amendment to First Lien Credit Agreement. See "Note 6. Debt" for
additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-
K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on February 29,
2024 (“2023 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of our 2023 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.
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
For the three months ended June 30, 2024 as compared to the same period of 2023:
•Revenue and Adjusted Revenue increased 6% to $200.6 million from $189.7 million;
•Net income and net income margin were $6.7 million and 3.3%, respectively, compared to net income and net income margin of $58.8 million and 31.0%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $65.4 million and 32.6%, respectively, compared to $53.5 million and 28.2%, respectively.
For the six months ended June 30, 2024 as compared to the same period of 2023:
•Revenue and Adjusted Revenue increased 7% to $398.5 million from $373.7 million;
•Net income and net income margin were $5.7 million and 1.4%, respectively, compared to net income and net income margin of $55.5 million and 14.9%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $128.2 million and 32.2%, respectively, compared to
$106.7 million and 28.6%, respectively.
Revenue, net income and net income margin are financial measures prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA Margin are
non-GAAP financial measures. For a reconciliation and presentation of Adjusted Revenue, Adjusted EBITDA and Adjusted
EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted
Revenue, Adjusted EBITDA and Adjusted EBITDA Margin useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating Metrics—Non-GAAP Financial Measures" below.
Recently, we have seen rapid changes in the U.S. retail pharmacy landscape with Rite Aid's store closures in addition to announcements of store closures and reduction of footprint from various other retail pharmacies, including Walgreens.
Future store closures and reduction of footprint from retail pharmacies are expected to have an immediate adverse impact on our prescription volume and prescription transactions revenue. However, we believe this impact to be largely transient as we expect prescription volume to migrate to other in-network pharmacies in the near term. As an extension of the changing retail pharmacy landscape, we expect heightened renegotiations between pharmacies and PBMs may occur as a result of the pharmacies' increased focus on rationalizing of their spending, which in turn may have an impact on our prescription transactions revenue.

Recent Development
On July 10, 2024, we entered into the Sixth Amendment to First Lien Credit Agreement. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
We exited the second quarter of 2024 with over 7 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active
Consumers for the three months ended June 30, 2024 and subscribers to our subscription plans as of June 30, 2024.
Monthly Active Consumers

	Three Months Ended
(in millions)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Monthly Active Consumers	6.6	6.7	6.4	6.1	6.1	6.1
Subscription Plans
Subscription plans have been impacted by a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to that offering, which sunset in July 2024.

	As of
(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Subscription plans	696	778	884	930	969	1,007
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
The following table presents a reconciliation of net income and revenue, the most directly comparable financial measures calculated in accordance with GAAP, to Adjusted EBITDA and Adjusted Revenue, respectively, and presents net income margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted EBITDA
Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$6,694	$58,786	$5,685	$55,496
Adjusted to exclude the following:
Interest income	(6,334)	(7,814)	(13,889)	(15,048)
Interest expense	14,566	14,054	29,209	27,187
Income tax expense (benefit)	4,952	(46,718)	6,254	(39,832)
Depreciation and amortization	16,965	16,097	32,907	31,036
Other expense	—	—	—	1,808
Financing related expenses (1)	392	—	832	—
Acquisition related expenses (2)	174	385	348	1,441
Restructuring related expenses (3)	566	—	441	—
Legal settlement expenses (4)	—	—	13,000	—
Stock-based compensation expense	26,590	17,897	51,686	43,396
Payroll tax expense related to stock-based compensation	847	405	1,726	845
Loss on operating lease assets (5)	—	374	—	374
Adjusted EBITDA	$65,412	$53,466	$128,199	$106,703

Revenue and Adjusted Revenue (6)	$200,610	$189,677	$398,490	$373,663
Net income margin	3.3%	31.0%	1.4%	14.9%
Adjusted EBITDA Margin	32.6%	28.2%	32.2%	28.6%
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
(3)Restructuring related expenses include employee severance and other personnel related costs and losses on office lease terminations in connection with various workforce optimization and organizational changes to better align with our strategic goals and future scale.
(4)Legal settlement expenses consist of periodic settlement costs for significant and unusual litigation matters. We believe these costs do not represent recurring expenses arising in the ordinary course of business that are indicative of our overall operating performance.
(5)Loss on operating lease assets include losses incurred relating to the abandonment or sublease of certain leased office spaces.
(6)Revenue was equal to Adjusted Revenue as there was no client contract termination cost associated with restructuring related activities in the periods presented.
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

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023:

(dollars in thousands)	Three Months Ended June 30, 2024	% of Total Revenue	Three Months Ended June 30, 2023	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$146,748	73%	$136,540	72%	$10,208	7%
Subscription revenue	21,953	11%	23,878	13%	(1,925)	(8%)
Pharma manufacturer solutions revenue	26,504	13%	24,330	13%	2,174	9%
Other revenue	5,405	3%	4,929	3%	476	10%
Total revenue	200,610		189,677
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,870	6%	16,339	9%	(4,469)	(27%)
Product development and technology	30,854	15%	31,285	16%	(431)	(1%)
Sales and marketing	93,454	47%	77,440	41%	16,014	21%
General and administrative	27,589	14%	30,208	16%	(2,619)	(9%)
Depreciation and amortization	16,965	8%	16,097	8%	868	5%
Total costs and operating expenses	180,732		171,369
Operating income	19,878		18,308
Other expense, net:
Interest income	6,334	3%	7,814	4%	(1,480)	(19%)
Interest expense	(14,566)	7%	(14,054)	7%	(512)	4%
Total other expense, net	(8,232)		(6,240)
Income before income taxes	11,646		12,068
Income tax (expense) benefit	(4,952)	2%	46,718	25%	(51,670)	(111%)
Net income	$6,694		$58,786
Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue increased $10.2 million, or 7%, year-over-year, primarily as a result of an 8% increase in the number of our Monthly Active Consumers from organic growth, including expansion of our integrated savings program, which integrates our discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. We expect the recently announced Rite Aid's store closures to have a mid-single-digit million dollar impact on prescription transactions revenue in the second half of 2024.
Subscription revenue decreased $1.9 million, or 8%, year-over-year, primarily driven by a decrease in the number of subscription plans due to the sunset of Kroger Savings with 696 thousand subscription plans as of June 30, 2024 compared to 969 thousand as of June 30, 2023. Given the subscription fee is higher for Gold relative to Kroger Savings, the sunset of
Kroger Savings resulted in a higher year-over-year decline in subscription plans relative to subscription revenue.
Pharma manufacturer solutions revenue increased $2.2 million, or 9%, year-over-year, primarily driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers, partially offset by a $2.7 million decrease in revenue contribution from vitaCare Prescription Services, Inc. ("vitaCare"), a solution we de-
prioritized in connection with the restructuring of our pharma manufacturer solutions offering in the second half of 2023. We expect pharma manufacturer solutions to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.

Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue decreased $4.5 million, or 27%, year-over-year, primarily driven by a $4.1 million decrease in outsourced and in-house personnel and other costs related to consumer support and a $1.7 million decrease in allocated overhead, both due to lower average headcount principally as a result of the restructuring of our pharma manufacturer solutions offering in the second half of 2023. The impact from these drivers was partially offset by a $1.0 million increase in processing fees.
Product development and technology
Product development and technology expenses decreased $0.4 million, or 1%, year-over-year, primarily driven by a
$2.3 million decrease in payroll and related costs largely due to higher capitalization of certain qualified costs related to the development of internal-use software and lower average headcount. The impact of this driver was partially offset by a $1.4 million increase in third-party services and contractors associated with product development and allocated overhead.
Sales and marketing
Sales and marketing expenses increased $16.0 million, or 21%, year-over-year, primarily driven by a $14.5 million increase in payroll and related costs, principally from higher stock-based compensation expense due to a reversal recognized in the second quarter of 2023 of previously recognized stock-based compensation expense as certain performance milestones were no longer probable of being met, in addition to changes in our employee composition. The year-over-year change was also driven by a $4.8 million increase in advertising expenses and a $2.5 million increase in third-party marketing expenses. The impact from these drivers was partially offset by a $6.6 million decrease in promotional expenses substantially in the form of consumer discounts. Beginning in December 2023, consumer discounts are recognized as a reduction of revenue as a result of a change in some aspects of our consumer incentives program. For further information regarding our consumer incentives program, see Note 2 to our audited consolidated financial statements included in our 2023 10-K.
General and administrative
General and administrative expenses decreased $2.6 million, or 9%, year-over-year, primarily driven by a $4.2 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020, partially offset by a
$1.0 million increase in payroll and related expenses, principally from equity awards granted to our Interim Chief Executive
Officer in the second quarter of 2023 and first quarter of 2024.
Depreciation and amortization
Depreciation and amortization expenses increased $0.9 million, or 5%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features. The impact from this driver was partially offset by lower amortization related to acquired intangible assets as certain intangible assets were fully amortized in 2023 in connection with the restructuring of our pharma manufacturer solutions offering in the second half of 2023.
Interest Income
Interest income decreased by $1.5 million year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds, partially offset by higher interest rates.
Interest Expense
Interest expense increased by $0.5 million, or 4%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.
Income Taxes
For the three months ended June 30, 2024, we had income tax expense of $5.0 million compared to an income tax benefit of $46.7 million for the three months ended June 30, 2023 and an effective income tax rate of 42.5% and (387.1%), respectively. The year-over-year change in our income taxes was primarily driven by the release of our valuation allowance against the majority of our net deferred tax assets recorded as a discrete tax benefit in the second quarter of 2023, partially offset by a decrease in our tax effects from non-deductible officers’ stock-based compensation expense and our equity awards. For information regarding our valuation allowance analysis in 2023, see Part II, Item 7, "Management’s Discussion

and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes
—Valuation of Deferred Tax Assets" included in our 2023 10-K.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023:

(dollars in thousands)	Six Months Ended June 30, 2024	% of Total Revenue	Six Months Ended June 30, 2023	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$292,143	73%	$271,447	73%	$20,696	8%
Subscription revenue	44,554	11%	48,021	13%	(3,467)	(7%)
Pharma manufacturer solutions revenue	51,013	13%	44,765	12%	6,248	14%
Other revenue	10,780	3%	9,430	3%	1,350	14%
Total revenue	398,490		373,663
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	24,338	6%	33,034	9%	(8,696)	(26%)
Product development and technology	61,871	16%	64,193	17%	(2,322)	(4%)
Sales and marketing	183,418	46%	155,962	42%	27,456	18%
General and administrative	68,697	17%	59,827	16%	8,870	15%
Depreciation and amortization	32,907	8%	31,036	8%	1,871	6%
Total costs and operating expenses	371,231		344,052
Operating income	27,259		29,611
Other expense, net:
Other expense	—	0%	(1,808)	0%	1,808	n/m
Interest income	13,889	3%	15,048	4%	(1,159)	(8%)
Interest expense	(29,209)	7%	(27,187)	7%	(2,022)	7%
Total other expense, net	(15,320)		(13,947)
Income before income taxes	11,939		15,664
Income tax (expense) benefit	(6,254)	2%	39,832	11%	(46,086)	(116%)
Net income	$5,685		$55,496
Revenue
The year-over-year changes in prescription transactions revenue, subscription revenue and pharma manufacturer solutions revenue were driven by the same factors described above for the three months ended June 30, 2024 compared to the same period of 2023.
For prescription transactions revenue, our Monthly Active Consumers increased 9% on a year-to-date basis compared to the same period of 2023.
For pharma manufacturer solutions revenue, revenue contribution by vitaCare decreased $5.1 million on a year-to-date basis compared to the same period of 2023 as the solution was de-prioritized in the second half of 2023. For expected revenue trends, see our discussion and analysis above for the three months ended June 30, 2024 compared to the same period of 2023.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue decreased $8.7 million, or 26%, year-over-year, primarily driven by a $7.9 million decrease in outsourced and in-house personnel and other costs related to consumer support and a $3.8 million decrease in allocated overhead, both due to lower average headcount principally as a result of the restructuring of our pharma manufacturer solutions offering in the second half of 2023. The impact from these drivers was partially offset by a $2.1 million increase in processing fees.
Product development and technology
Product development and technology expenses decreased $2.3 million, or 4%, year-over-year, primarily driven by a
$5.3 million decrease in payroll and related costs largely due to higher capitalization of certain qualified costs related to the development of internal-use software and lower average headcount. The impact of this driver was partially offset by a $2.2 million increase in third-party services and contractors associated with product development and allocated overhead.
Sales and marketing
Sales and marketing expenses increased $27.5 million, or 18%, year-over-year, primarily driven by a $21.8 million increase in payroll and related costs, principally due to higher average headcount and higher stock-based compensation expense due to a reversal of previously recognized stock-based compensation expense recorded in the second quarter of
2023 as certain performance milestones were no longer probable of being met in addition to changes in our employee composition. The year-over-year change was also driven by a $14.9 million increase in advertising expenses and a $5.2 million increase in third-party marketing expenses. The impact from these drivers was partially offset by a $16.3 million decrease in promotional expenses substantially in the form of consumer discounts, whereas beginning in December 2023 these are recognized as a reduction of revenue as described above.
General and administrative
General and administrative expenses increased $8.9 million, or 15%, year-over-year, primarily driven by a net
$13.0 million estimated legal settlement loss recognized in the first quarter of 2024 with respect to an ongoing litigation (see
Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and a
$4.3 million increase in payroll and related expenses, principally from equity awards granted to our Interim Chief Executive
Officer in the second quarter of 2023 and first quarter of 2024. The impact from these drivers was partially offset by a $8.7 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020.
Depreciation and amortization
Depreciation and amortization expenses increased $1.9 million, or 6%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features. The impact from this driver was partially offset by lower amortization related to acquired intangible assets as certain intangible assets were fully amortized in 2023 in connection with the restructuring of our pharma manufacturer solutions offering in the second half of 2023.
Other Expense
Other expense decreased by $1.8 million year-over-year, due to impairment losses on one of our minority equity interest investments recognized in the first quarter of 2023.
Interest Income
Interest income decreased by $1.2 million year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds, partially offset by higher interest rates.
Interest Expense
Interest expense increased by $2.0 million, or 7%, year-over-year, primarily due to higher interest rates, partially offset by lower average debt balances.
Income Taxes
For the six months ended June 30, 2024, we had an income tax expense of $6.3 million compared to a $39.8 million income tax benefit for the six months ended June 30, 2023 and an effective income tax rate of 52.4% and (254.3%), respectively. The year-over-year change in our income taxes was primarily driven by the release of our valuation allowance against the majority of our net deferred tax assets recorded as a discrete tax benefit in the second quarter of 2023, partially offset by a decrease in our tax effects from non-deductible officers’ stock-based compensation expense and our equity awards.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility. As described in Note 6 to our condensed consolidated financial statements, in July 2024, we extended the maturity date on $88.0 million of our $100.0 million revolving credit facility to April 10, 2029, with the remaining $12.0 million maturing on July 11, 2025. As of June 30,
2024, we had cash and cash equivalents of $524.9 million and $91.7 million available under our revolving credit facility.
As of June 30, 2024, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations" of our 2023 10-K.
In July 2024, we amended our First Lien Credit Agreement to, among other things, establish a new $500.0 million term loan with an original issue discount at 99.0% of the principal amount thereof. This new term loan requires quarterly principal payments of $1.3 million, with the first payment payable at the end of March 2025, and any remaining principal balance due upon maturity on July 10, 2029. Concurrent with the closing of the amendment, we repaid outstanding principal and accrued interest under our then-existing term loan in full as well as all premiums, fees and expenses in connection with the transactions using all of the proceeds from the new term loan and $167.2 million of cash on hand. For additional information, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of June 30, 2024. Since the restricted net assets of GoodRx,
Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note 18 to our consolidated financial statements included in our 2023 10-K for the condensed parent company financial information of
GoodRx Holdings, Inc.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$52,287	$62,154
Net cash used in investing activities	(37,844)	(29,247)
Net cash used in financing activities	(161,836)	(28,084)
Net change in cash and cash equivalents	$(147,393)	$4,823

Net cash provided by operating activities
Net cash provided by operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The $9.9 million year-over-year decrease in net cash provided by operations was due to a $49.8 million decrease in net income, offset by an increase of $70.8 million in non-cash adjustments. This net increase in net income after adjusting for non-cash items was offset by a $30.9 million net increase in cash outflow from changes in operating assets and liabilities. The changes in non-cash adjustments were primarily driven by changes in deferred income tax as a result of the discrete tax benefit recognized related to the release of our valuation allowance in the second quarter of 2023 and an increase in stock-based compensation. Changes in operating assets and liabilities were principally driven by the timing of payments of prepaid services, accounts payable and accrued expenses, income tax payments and refunds, as well as collections of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities generally consist of cash used for software development costs and capital expenditures, and may also include cash used for acquisitions and investments that we may make from time to time. The
$8.6 million year-over-year increase in net cash used in investing activities was primarily driven by a $8.4 million increase in cash paid for software development.
Net cash used in financing activities
Net cash used in financing activities primarily consist of payments related to our debt arrangements, repurchases of our
Class A common stock, and net share settlement of equity awards, partially offset by proceeds from exercise of stock options and our employee stock purchase plan. The $133.8 million year-over-year increase in net cash used in financing activities was primarily driven by a $134.8 million increase in payments for repurchases of our Class A common stock and a
$7.9 million increase in employee taxes paid related to net share settlement of equity awards, partially offset by a $10.5 million increase in proceeds from exercise of stock options.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.
Critical Accounting Policies and Estimates
During the three months ended June 30, 2024, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2023 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of June 30, 2024, we estimated we had used approximately $426.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business; and (ii) $262.0 million for the repurchases of our Class A common stock. As of June 30, 2024, we had $460.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
There have been no share repurchases under our stock repurchase program for the three months ended June 30,
2024. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q for additional information related to our current stock repurchase program, which was publicly announced on February
29, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2024, other than as described below for Trevor Bezdek and Douglas Hirsch, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a "Rule 10b5-1 Trading Plan") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).
On June 7, 2024, Trevor Bezdek, our Chairman and a director, early terminated his existing Rule 10b5-1 Trading Plan initially adopted on March 3, 2023 and entered into a modified Rule 10b5-1 Trading Plan (the “Modified Bezdek Plan”),
pursuant to which Mr. Bezdek and a grantor retained annuity trust, of which Mr. Bezdek is the sole trustee and annuitant, may make periodic sales of up to 2,632,721 shares of our Class A common stock plus an undeterminable number of our
Class A common stock underlying 256,595 unvested restricted stock units to be received after giving effect to the number of shares of Class A common stock surrendered to the Company to cover withholding taxes upon vesting. The Modified
Bezdek Plan will remain in effect until the earlier of (i) June 6, 2025, (ii) the date on which all trades set forth in the Modified
Bezdek Plan have been executed, or (iii) such time as the Modified Bezdek Plan is otherwise terminated according to its terms.

On June 7, 2024, Douglas Hirsch, our Chief Mission Officer and a director, early terminated his existing Rule 10b5-1
Trading Plan initially adopted on March 3, 2023 and entered into a modified Rule 10b5-1 Trading Plan (the “Modified Hirsch
Plan”), pursuant to which Mr. Hirsch and a grantor retained annuity trust, of which Mr. Hirsch is the sole trustee and annuitant, may make periodic sales of up to 2,632,721 shares of our Class A common stock plus an undeterminable number of our Class A common stock underlying 256,595 unvested restricted stock units to be received after giving effect to the number of shares of Class A common stock surrendered to the Company to cover withholding taxes upon vesting. The
Modified Hirsch Plan will remain in effect until the earlier of (i) June 6, 2025, (ii) the date on which all trades set forth in the
Modified Hirsch Plan have been executed, or (iii) such time as the Modified Hirsch Plan is otherwise terminated according to its terms.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1	Executive Severance Plan					*

10.2	Non-Employee Director Compensation Program, dated July 8, 2024					*

10.3†	Sixth Amendment to First lien Credit Agreement, dated July 10, 2024	8-K	001-39549	10.1	7/11/24

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GOODRX HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ Scott Wagner
Scott Wagner
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)