Form 10-Q
period 2024-09-30
GoodRx Holdings, Inc.
filed 2024-11-07
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2024, the registrant had 104,272,876 shares of Class A common stock, $0.0001 par value per share, and
276,869,320 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the U.S. retail pharmacy landscape, our value proposition, our collaborations and partnerships with third parties, including our integrated savings program, stock compensation, our stock repurchase program, potential outcomes and estimated impacts of certain legal proceedings, our business strategy, our plans, market growth and our objectives for future operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$423,777	$672,296
Accounts receivable, net	130,803	143,608
Prepaid expenses and other current assets	72,220	56,886
Total current assets	626,800	872,790
Property and equipment, net	13,625	15,932
Goodwill	410,769	410,769
Intangible assets, net	54,061	60,898
Capitalized software, net	119,898	95,439
Operating lease right-of-use assets, net	28,842	29,929
Deferred tax assets, net	65,910	65,268
Other assets	34,941	37,775
Total assets	$1,354,846	$1,588,800
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,391	$36,266
Accrued expenses and other current liabilities	92,677	71,329
Current portion of debt	3,750	8,787
Operating lease liabilities, current	5,543	6,177
Total current liabilities	114,361	122,559
Debt, net	487,593	647,703
Operating lease liabilities, net of current portion	47,681	48,403
Other liabilities	8,777	8,177
Total liabilities	658,412	826,842
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 103,927 and 92,355 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively; and Class B: 1,000,000 shares authorized, 276,869 and 301,732 shares issued and outstanding at September 30, 2024 and December 31, 2023	38	40
Additional paid-in capital	2,144,149	2,219,321
Accumulated deficit	(1,447,753)	(1,457,403)
Total stockholders' equity	696,434	761,958
Total liabilities and stockholders' equity	$1,354,846	$1,588,800
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$195,251	$179,958	$593,741	$553,621
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,684	18,721	36,022	51,755
Product development and technology	30,139	39,611	92,010	103,804
Sales and marketing	89,867	91,615	273,285	247,577
General and administrative	25,619	35,317	94,316	95,144
Depreciation and amortization	17,535	33,024	50,442	64,060
Total costs and operating expenses	174,844	218,288	546,075	562,340
Operating income (loss)	20,407	(38,330)	47,666	(8,719)
Other expense, net:
Other expense	(2,660)	(2,200)	(2,660)	(4,008)
Loss on extinguishment of debt	(2,077)	—	(2,077)	—
Interest income	4,797	8,649	18,686	23,697
Interest expense	(12,355)	(14,720)	(41,564)	(41,907)
Total other expense, net	(12,295)	(8,271)	(27,615)	(22,218)
Income (loss) before income taxes	8,112	(46,601)	20,051	(30,937)
Income tax (expense) benefit	(4,147)	8,106	(10,401)	47,938
Net income (loss)	$3,965	$(38,495)	$9,650	$17,001
Earnings (loss) per share:
Basic	$0.01	$(0.09)	$0.03	$0.04
Diluted	$0.01	$(0.09)	$0.02	$0.04
Weighted average shares used in computing earnings (loss) per share:
Basic	379,667	413,437	385,553	412,698
Diluted	388,504	413,437	393,477	416,450

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$86	$146	$226	$487
Product development and technology	6,384	6,829	18,491	22,952
Sales and marketing	9,725	10,273	27,248	11,665
General and administrative	10,186	15,398	32,102	40,938
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	394,087	$40	$2,219,321	$(1,457,403)	$761,958
Stock options exercised	604	—	2,666	—	2,666
Stock-based compensation	—	—	28,891	—	28,891
Vesting and settlement of restricted stock units	2,535	—	—	—	—
Common stock withheld related to net share settlement	(954)	—	(6,623)	—	(6,623)
Repurchases of Class A common stock (1)	(21,329)	(2)	(154,812)	—	(154,814)
Net loss	—	—	—	(1,009)	(1,009)
Balance at March 31, 2024	374,943	$38	$2,089,443	$(1,458,412)	$631,069
Stock options exercised	1,454	—	8,947	—	8,947
Stock-based compensation	—	—	30,885	—	30,885
Vesting and settlement of restricted stock units	3,262	—	—	—	—
Common stock withheld related to net share settlement	(1,231)	—	(9,343)	—	(9,343)
Repurchases of Class A common stock	—	—	290	—	290
Issuance of common stock through employee stock purchase plan	179	—	857	—	857
Net income	—	—	—	6,694	6,694
Balance at June 30, 2024	378,607	$38	$2,121,079	$(1,451,718)	$669,399
Stock options exercised	1,106	—	6,679	—	6,679
Stock-based compensation	—	—	30,604	—	30,604
Vesting and settlement of restricted stock units	3,026	—	—	—	—
Common stock withheld related to net share settlement	(1,187)	—	(8,959)	—	(8,959)
Repurchases of Class A common stock	(756)	—	(5,254)	—	(5,254)
Net income	—	—	—	3,965	3,965
Balance at September 30, 2024	380,796	$38	$2,144,149	$(1,447,753)	$696,434
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

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$9,650	$17,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,442	64,060
Loss on extinguishment of debt	2,077	—
Amortization of debt issuance costs	2,076	2,539
Non-cash operating lease expense	2,981	3,022
Stock-based compensation expense	78,067	76,042
Deferred income taxes	(642)	(57,989)
Loss on operating lease assets	—	374
Loss on disposal of capitalized software	—	7,615
Loss on minority equity interest investment	—	4,008
Changes in operating assets and liabilities
Accounts receivable	12,805	(4,005)
Prepaid expenses and other assets	(12,268)	(29,867)
Accounts payable	(23,167)	14,515
Accrued expenses and other current liabilities	19,778	26,071
Operating lease liabilities	(3,250)	(1,460)
Other liabilities	600	498
Net cash provided by operating activities	139,149	122,424
Cash flows from investing activities
Purchase of property and equipment	(1,078)	(634)
Capitalized software	(52,625)	(42,260)
Net cash used in investing activities	(53,703)	(42,894)
Cash flows from financing activities
Proceeds from long-term debt	472,033	—
Payments on long-term debt	(639,038)	(5,272)
Payments of debt issuance costs	(2,673)	—
Repurchases of Class A common stock (1)	(158,657)	(26,149)
Proceeds from exercise of stock options	18,435	4,385
Employee taxes paid related to net share settlement of equity awards	(24,922)	(15,403)
Proceeds from employee stock purchase plan	857	649
Net cash used in financing activities	(333,965)	(41,790)
Net change in cash and cash equivalents	(248,519)	37,740
Cash and cash equivalents
Beginning of period	672,296	757,165
End of period	$423,777	$794,905
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$12,313	$9,921
Capitalized software included in accounts payable and accrued expenses and other current liabilities	7,515	5,789
Capitalized software transferred from prepaid assets	—	5,751
See accompanying notes to condensed consolidated financial statements.
_____________________________________________________
(1)Repurchases of Class A common stock for the nine months ended September 30, 2024 include 20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $151.4 million. See "Note 9.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 29, 2024 ("2023 10-K"). The December 31, 2023 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
There have been no material changes in significant accounting policies during the three and nine months ended
September 30, 2024 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2023 10-K.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$325.5 million and $605.5 million at September 30, 2024 and December 31, 2023, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended September 30, 2024, no customer accounted for more than 10% of our revenue. For the three months ended September 30, 2023, two customers accounted for 13% and 12% of our revenue. For the nine months ended September 30, 2024, two customers accounted for
10% of our revenue. For the nine months ended September 30, 2023, two customers accounted for 14% and 11% of our revenue. At September 30, 2024 and December 31, 2023, no customer accounted for more than 10% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized impairment losses of $2.2 million and
$4.0 million on one of our minority equity interest investments during the three and nine months ended September 30, 2023, respectively, and presented as other expense in our condensed consolidated statements of operations for the periods then ended. We otherwise have not recognized any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three and nine months ended September 30, 2024 and 2023. Equity investments included in other assets on our condensed consolidated balance sheets as of September 30, 2024 and
December 31, 2023 were $15.0 million.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):
Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. This ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. This ASU applies to all public entities and will be effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after
December 15, 2027. Early adoption of this ASU is permitted. This ASU should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statement disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable
Segment Disclosures. The ASU expands public entities’ segment disclosures by updating qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and increased interim disclosure requirements, among others. This
ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and is effective for interim periods within fiscal years beginning after December 15, 2024. Early adoption of this ASU is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statement disclosures and based on our analysis to date, the adoption is expected to result in enhanced qualitative disclosures.

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Insurance recovery receivable (1)	$14,900	$12,900
Income taxes receivable	13,912	3,537
Reimbursable third-party payments (2)	20,779	15,481
Other prepaid expenses and other current assets (3)	22,629	24,968
Total prepaid expenses and other current assets	$72,220	$56,886
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
(3)Other current assets were not material as of September 30, 2024 and December 31, 2023.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued bonus and other payroll related	$23,856	$30,401
Accrued legal settlement	27,500	12,500
Accrued marketing	15,102	10,650
Reimbursable liabilities (1)	10,371	—
Deferred revenue	6,328	7,105
Other accrued expenses	9,520	10,673
Total accrued expenses and other current liabilities	$92,677	$71,329
_____________________________________________________
(1)Represents amounts owed to third parties on behalf of certain customers.
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at September 30, 2024 will be recognized as revenue within the subsequent twelve months. Of the $7.1 million of deferred revenue at December 31, 2023, $0.5 million and $6.9 million was recognized as revenue during the three and nine months ended September 30, 2024, respectively.
Revenue recognized during the three and nine months ended September 30, 2023 of $0.8 million and $7.8 million, respectively, was included as deferred revenue at December 31, 2022.
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
The effective income tax rate for the three months ended September 30, 2024 and 2023 was 51.1% and 17.4%, respectively. The effective income tax rate for the nine months ended September 30, 2024 and 2023 was 51.9% and
155.0%, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and nine months ended September 30, 2024 and 2023 were due to the effects of non-deductible officers’ stock-
based compensation expense, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards. The effective income tax rate for the nine months ended September 30, 2023 was further impacted by the release of our valuation allowance against the majority of our net deferred tax assets recorded as a discrete tax benefit during the three months ended June 30, 2023.

6. Debt
Prior to the July 10, 2024 amendment described below, our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provided for (i) a $700.0 million term loan maturing on October 10, 2025 (“First Lien Term Loan
Facility”); and (ii) a revolving credit facility for up to $100.0 million (the “Revolving Credit Facility”) maturing on July 11, 2025.
For further details of the material terms of our First Lien Term Loan Facility and Revolving Credit Facility prior to the July 10,
2024 amendment, refer to Note 12 in the consolidated financial statements included in our 2023 10-K.
On July 10, 2024, we entered into the Sixth Amendment to First Lien Credit Agreement (the "Sixth Amendment") to,
among other things, (i) establish a $500.0 million term loan (the “2024 Term Loan Facility”) that matures on July 10, 2029 (ii)
extend the maturity on $88.0 million of the Revolving Credit Facility to April 10, 2029 and (iii) immaterially modify certain covenants. The remaining $12.0 million of the Revolving Credit Facility not subject to the maturity extension will terminate on
July 11, 2025. Concurrent with the closing of the Sixth Amendment, we repaid the First Lien Term Loan Facility in full using all of the proceeds from the 2024 Term Loan Facility (after giving effect to a $22.8 million cashless roll by continuing lenders)
and cash on hand. The 2024 Term Loan Facility and the Revolving Credit Facility are collateralized by substantially all of our assets and 100% of the equity interest of GoodRx.
The 2024 Term Loan Facility bears interest, at our option, at either (i) a term rate based on the Secured Overnight
Financing Rate, subject to a “floor” of 0.00%, plus a margin of 3.75%; or (ii) an alternate base rate plus a margin of 2.75%.
Interest is paid monthly. The 2024 Term Loan Facility requires quarterly principal payments of $1.3 million beginning with the quarter ending March 31, 2025, with any remaining unpaid principal and any accrued interest due upon maturity. We may make voluntary prepayments of the 2024 Term Loan Facility from time to time, and we are required in certain instances related to asset dispositions, casualty events, non-permitted debt issuances and annual excess cash flow, to make mandatory prepayments of the 2024 Term Loan Facility.
In connection with the Sixth Amendment, we recognized a $2.1 million loss on the extinguishment of debt related to the write-off of a portion of existing unamortized debt issuance costs and discounts. Third-party transaction costs incurred related to the 2024 Term Loan Facility was $4.7 million, of which $2.7 million were expensed as incurred as other expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The remaining third-party transaction costs along with a $5.0 million original issue discount were presented as a reduction of debt, net on our condensed consolidated balance sheet as of September 30, 2024.
The effective interest rate on our term loans for the three months ended September 30, 2024 and 2023 was 9.60% and
8.80%, respectively. The effective interest rate on our term loans for the nine months ended September 30, 2024 and 2023 was 9.04% and 8.33%, respectively.
We had no borrowings against the Revolving Credit Facility as of September 30, 2024 and December 31, 2023.
We had outstanding letters of credit issued against the Revolving Credit Facility for $8.3 million and $9.2 million as of
September 30, 2024 and December 31, 2023, respectively, which reduces our available borrowings under the Revolving
Credit Facility.
Our debt balance is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Principal balance under 2024 Term Loan Facility	$500,000	$—
Principal balance under First Lien Term Loan Facility	—	661,797
Less: Unamortized debt issuance costs and discounts	(8,657)	(5,307)
	$491,343	$656,490
The estimated fair value of our debt approximated its carrying value as of September 30, 2024 and December 31, 2023, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the
Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At September 30, 2024, we were in compliance with our covenants.
7. Commitments and Contingencies
Aside from the below, as of September 30, 2024, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2023 10-K.
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
Based on the proposed settlement agreement, we determined that an estimated $13.0 million loss was probable and accrued $12.5 million as of December 31, 2023, net of an initial $0.5 million payment to a third-party qualified settlement fund that we do not own that will be disbursed to the plaintiffs if required conditions are satisfied. Based on ongoing negotiations and mediation between the parties, we determined the estimated probable loss to be $28.0 million and recognized the incremental loss during the three months ended March 31, 2024. The $27.5 million estimated net liability remains accrued within accrued expenses and other current liabilities on our condensed consolidated balance sheet as of
September 30, 2024. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court or the results of mediation. In addition, while it is reasonably possible an incremental loss may have been incurred for the indemnification of certain parties named in the class action lawsuits, a loss, or a range of loss, is not reasonably estimable. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimate.
On April 22, 2024, Lisa Marie Barsuli, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California
(Case No. 2:24-cv-3282). The plaintiffs seek compensatory damages and equitable relief as well as interest, fees and costs.
The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and asserts that we and certain of our executive officers failed to disclose to investors the risk relating to a grocery chain taking actions that impacted acceptance of our discounted pricing for a subset of prescription drugs from PBMs, whose pricing we promote on our platform (the “grocer issue”), which occurred late in the first quarter of 2022. As alleged in the complaint, when we disclosed the occurrence of the grocer issue, our stock price fell, causing investor losses. On July 25,
2024, U.S. District Judge André Birotte Jr. appointed The Kalmanson Family as the lead plaintiff and approved selection of lead plaintiff's counsel. We intend to file a motion to dismiss the lawsuit. Additionally, on various dates between May 23,
2024 and November 6, 2024, alleged stockholders Benjamin Solomon (Case No. 2:24-cv-04301), Joseph Caetano (Case
No. 2:24-cv-06993), Colby Mayes (Case No. 2:24-cv-07264), Sharon Burgs (Case No. 2:24-cv-07281), and Stephen
Bushansky (Case No. 2:24-cv-09611) each filed separate derivative lawsuits in the United States District Court for the
Central District of California, in each case, purportedly on behalf of us against certain of our current and former executive officers and directors. The derivative complaints assert various claims, including for violations of, and contribution under, the
Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and violations of insider trading laws. The claims in each of these derivative lawsuits are based on allegations substantially similar to those in the class action lawsuit described above and also allege that we failed to maintain adequate internal controls. The plaintiffs in these derivative lawsuits are seeking declaratory relief, monetary damages, restitution, disgorgement of alleged illegal profits and/or certain governance reforms. We intend to vigorously defend against the claims asserted in the securities class action and derivative lawsuits. We believe we have meritorious defenses to such claims and based upon information presently known to management, we have not accrued a loss for these lawsuits as a loss is not probable nor reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters.
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
In February 2023, we initiated arbitration against Famulus Health, LLC (“Famulus”) before the American Arbitration
Association in relation to Famulus’ breach of an agreement entered into by Famulus and us in June 2020, as amended (the
“Agreement”). GoodRx asserted claims for Famulus' breach of the confidentiality and exclusivity provisions in the
Agreement, seeking to recover damages and injunctive relief. On February 15, 2024, an arbitration award was rendered, which included a damages award and a permanent injunction (the "Arbitration Award"). Famulus filed a petition to vacate the
Arbitration Award on February 21, 2024 in the United States District Court for the District of South Carolina ("DSC"). GoodRx
filed a petition to confirm the Arbitration Award on February 22, 2024 in the DSC. In April 2024, several motions and oppositions were filed, which were consolidated by the DSC on April 12, 2024. On September 11, 2024, the DSC entered an opinion and order denying Famulus’s motion to vacate the Arbitration Award and granting GoodRx’s motion to confirm the
Arbitration Award as modified by the DSC. On October 11, 2024, GoodRx filed an application for writ of execution in the
DSC. The writ, once issued, will direct a U.S. Marshal of the District of South Carolina to levy Famulus’s property in execution of GoodRx’s judgment. We can not make any assurance as to the outcome of the Arbitration Award and when the
Arbitration Award will be collected. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the Arbitration Award is realized or realizable, pursuant to ASC 450, Contingencies.
8. Revenue
For the three and nine months ended September 30, 2024 and 2023, revenue comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Prescription transactions revenue	$140,419	$135,427	$432,562	$406,874
Subscription revenue	21,306	23,240	65,860	71,261
Pharma manufacturer solutions revenue	28,136	15,897	79,149	60,662
Other revenue	5,390	5,394	16,170	14,824
Total revenue	$195,251	$179,958	$593,741	$553,621
9. Stockholders' Equity
On February 23, 2022, our board of directors ("Board") authorized the repurchase of up to an aggregate of
$250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act. These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of
September 30, 2024, we had $290.2 million available for future repurchases of our Class A common stock under the new stock repurchase program.
On March 6, 2024, we entered into two Stock Purchase Agreements with related parties, one with Spectrum Equity VII,
L.P., Spectrum VII Investment Managers' Fund, L.P., and Spectrum VII Co-Investment Fund, L.P. (collectively, "Spectrum"), and one with Francisco Partners IV, L.P. and Francisco Partners IV-A (collectively, "Francisco Partners"), pursuant to which we agreed to repurchase 6.2 million and 14.6 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from Spectrum and
Francisco Partners, respectively, for an aggregate repurchase of 20.9 million shares of our Class A common stock at a price of $7.19 per share, in each case representing a discount from our closing share price of $7.57 on the date of the execution of the Stock Purchase Agreements (the "Spectrum and Francisco Partners Repurchase"). The repurchase was approved by our Board and its Audit and Risk Committee (formerly Audit Committee) as part of the $450.0 million repurchase program approved in February 2024. The Spectrum and Francisco Partners Repurchase closed on March 11, 2024 for an aggregate consideration of $151.4 million, inclusive of direct costs and estimated excise taxes associated with the repurchases.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Number of shares repurchased	756	1,138	22,085	4,371
Cost of shares repurchased	$5,254	$7,712	$159,778	$26,149
10. Basic and Diluted Earnings (Loss) Per Share
The computation of earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$3,965	$(38,495)	$9,650	$17,001
Denominator:
Weighted average shares - basic	379,667	413,437	385,553	412,698
Dilutive impact of stock options, restricted stock awards and restricted stock units	8,837	—	7,924	3,752
Weighted average shares - diluted	388,504	413,437	393,477	416,450
Earnings (loss) per share:
Basic	$0.01	$(0.09)	$0.03	$0.04
Diluted	$0.01	$(0.09)	$0.02	$0.04
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings (loss)
per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options and restricted stock units	12,767	52,965	16,905	27,808

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
•“Co-Founders” refers to Trevor Bezdek, our Chairman and a director of the Company, and Douglas Hirsch, a director of the Company.
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
For the three months ended September 30, 2024 as compared to the same period of 2023:
•Revenue increased 8% to $195.3 million from $180.0 million;
•Adjusted Revenue increased 3% to $195.3 million from $190.0 million;
•Net income and net income margin were $4.0 million and 2.0%, respectively, compared to net loss and net loss margin of $38.5 million and 21.4%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $65.0 million and 33.3%, respectively, compared to $53.5 million and 28.1%, respectively.
For the nine months ended September 30, 2024 as compared to the same period of 2023:
•Revenue increased 7% to $593.7 million from $553.6 million;
•Adjusted Revenue increased 5% to $593.7 million from $563.6 million;
•Net income and net income margin were $9.7 million and 1.6%, respectively, compared to $17.0 million and
3.1%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $193.2 million and 32.5%, respectively, compared to
$160.2 million and 28.4%, respectively.
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
Recently, we have seen rapid changes in the U.S. retail pharmacy landscape with Rite Aid's store closures in addition to announcements of store closures and reduction of footprint from various other retail pharmacies, including Walgreens and
CVS. Future store closures and reduction of footprint from retail pharmacies are expected to have an immediate adverse impact on our prescription volume and prescription transactions revenue. However, we believe this impact to be largely transient as we expect prescription volume to migrate to other in-network pharmacies in the near term. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs as a result of the pharmacies' increased focus on rationalizing of their spending, which in turn has had and may continue to have an impact on our prescription transactions revenue.
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
We exited the third quarter of 2024 with over 7 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active
Consumers for the three months ended September 30, 2024 and subscribers to our subscription plans as of September 30,
2024.
Monthly Active Consumers
Consumer demand for our prescription transactions offering is subject to seasonality. We typically experience stronger consumer demand during the first and fourth quarters of each year. For our integrated savings programs, we may experience stronger traffic during the first half of each year since more claims are likely to be routed through GoodRx while plan members are in the deductible phase of their health plans. For further information regarding seasonality, refer to Part II,
Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 10-
K.

	Three Months Ended
(in millions)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Monthly Active Consumers	6.5	6.6	6.7	6.4	6.1	6.1	6.1
Subscription Plans
Subscription plans have been impacted by a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to that offering, which sunset in July 2024.

	As of
(in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Subscription plans	701	696	778	884	930	969	1,007
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
The following table presents a reconciliation of net income (loss) and revenue, the most directly comparable financial measures calculated in accordance with GAAP, to Adjusted EBITDA and Adjusted Revenue, respectively, and presents net income (loss) margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted
EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income (loss)	$3,965	$(38,495)	$9,650	$17,001
Adjusted to exclude the following:
Interest income	(4,797)	(8,649)	(18,686)	(23,697)
Interest expense	12,355	14,720	41,564	41,907
Income tax expense (benefit)	4,147	(8,106)	10,401	(47,938)
Depreciation and amortization	17,535	33,024	50,442	64,060
Other expense	2,660	2,200	2,660	4,008
Loss on extinguishment of debt	2,077	—	2,077	—
Financing related expenses (1)	66	—	898	—
Acquisition related expenses (2)	65	162	413	1,603
Restructuring related expenses (3)	—	22,389	441	22,389
Legal settlement expenses (4)	—	3,000	13,000	3,000
Stock-based compensation expense	26,381	32,646	78,067	76,042
Payroll tax expense related to stock-based compensation	510	580	2,236	1,425
Loss on operating lease assets (5)	—	—	—	374
Adjusted EBITDA	$64,964	$53,471	$193,163	$160,174

Revenue	$195,251	$179,958	$593,741	$553,621
Adjusted to exclude the following:
Client contract termination costs	—	10,000	—	10,000
Adjusted Revenue	$195,251	$189,958	$593,741	$563,621
Net income (loss) margin	2.0%	(21.4%)	1.6%	3.1%
Adjusted EBITDA Margin	33.3%	28.1%	32.5%	28.4%
_____________________________________________________
(1)Financing related expenses include third-party fees related to proposed financings.
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
(3)Restructuring related expenses include costs for various workforce optimization and organizational changes to better align with our strategic goals and future scale including employee severance and other personnel related costs, contract termination costs, and losses from the disposal of certain capitalized software.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

(dollars in thousands)	Three Months Ended September 30, 2024	% of Total Revenue	Three Months Ended September 30, 2023	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$140,419	72%	$135,427	75%	$4,992	4%
Subscription revenue	21,306	11%	23,240	13%	(1,934)	(8%)
Pharma manufacturer solutions revenue	28,136	14%	15,897	9%	12,239	77%
Other revenue	5,390	3%	5,394	3%	(4)	0%
Total revenue	195,251		179,958
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	11,684	6%	18,721	10%	(7,037)	(38%)
Product development and technology	30,139	15%	39,611	22%	(9,472)	(24%)
Sales and marketing	89,867	46%	91,615	51%	(1,748)	(2%)
General and administrative	25,619	13%	35,317	20%	(9,698)	(27%)
Depreciation and amortization	17,535	9%	33,024	18%	(15,489)	(47%)
Total costs and operating expenses	174,844		218,288
Operating income (loss)	20,407		(38,330)
Other expense, net:
Other expense	(2,660)	1%	(2,200)	1%	(460)	21%
Loss on extinguishment of debt	(2,077)	1%	—	0%	(2,077)	n/m
Interest income	4,797	2%	8,649	5%	(3,852)	(45%)
Interest expense	(12,355)	6%	(14,720)	8%	2,365	(16%)
Total other expense, net	(12,295)		(8,271)
Income (loss) before income taxes	8,112		(46,601)
Income tax (expense) benefit	(4,147)	2%	8,106	5%	(12,253)	(151%)
Net income (loss)	$3,965		$(38,495)
Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue increased $5.0 million, or 4%, year-over-year, primarily as a result of a 7% increase in the number of our Monthly Active Consumers from organic growth, including expansion of our integrated savings program, which integrates our discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. We estimate the recently announced Rite Aid's store closures to have a mid-single-digit million dollar impact on prescription transactions revenue in the second half of 2024 with approximately half of this impact expected to occur in the fourth quarter of 2024.
Subscription revenue decreased $1.9 million, or 8%, year-over-year, primarily driven by a decrease in the number of subscription plans due to the sunset of Kroger Savings with 701 thousand subscription plans as of September 30, 2024 compared to 930 thousand as of September 30, 2023. Kroger Savings contributed $2.1 million of subscription revenue in the third quarter 2023 and nil for the same period of 2024. Given the subscription fee is higher for Gold relative to Kroger
Savings, the sunset of Kroger Savings resulted in a higher year-over-year decline in subscription plans relative to subscription revenue.
Pharma manufacturer solutions revenue increased $12.2 million, or 77%, year-over-year, primarily driven by a $10.0 million client contract termination payment, which was recognized as a reduction of revenue in the prior year quarter, related to the restructuring of our pharma manufacturer solutions offering in the second half of 2023. The year-over-year change was also driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers. The prior year quarter included $2.5 million of revenue contribution from vitaCare Prescription Services, Inc.,

("vitaCare"), a solution we de-prioritized in connection with our restructuring of pharma manufacturer solutions as described above, compared to nil in the third quarter of 2024. We expect pharma manufacturer solutions to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue decreased $7.0 million, or 38%, year-over-year, primarily driven by a $6.4 million decrease in outsourced and in-house personnel and other costs related to consumer support due to lower average headcount principally as a result of the restructuring of our pharma manufacturer solutions offering in the second half of 2023.
Product development and technology
Product development and technology expenses decreased $9.5 million, or 24%, year-over-year, primarily driven by a
$7.6 million loss recognized last year on the disposal of certain capitalized software that were not yet ready for their intended use principally as a result of the restructuring of our pharma manufacturer solutions offering in the second half of 2023.
Sales and marketing
Sales and marketing expenses decreased $1.7 million, or 2%, year-over-year, primarily driven by a $5.5 million decrease in promotional expenses substantially in the form of consumer discounts. Beginning in December 2023, consumer discounts are recognized as a reduction of revenue as a result of a change in some aspects of our consumer incentives program. The impact from this driver was partially offset by a $2.2 million increase in third-party marketing expenses. For further information regarding our consumer incentives program, see Note 2 to our audited consolidated financial statements included in our 2023 10-K.
General and administrative
General and administrative expenses decreased $9.7 million, or 27%, year-over-year, primarily driven by a $4.0 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020 and a net $3.0 million estimated legal settlement loss recognized during the third quarter of 2023 with respect to an ongoing class action litigation.
Depreciation and amortization
Depreciation and amortization expenses decreased $15.5 million, or 47%, year-over-year, primarily driven by $17.5 million of amortization recognized last year related to certain intangible assets, which had been accelerated in connection with the restructuring of our pharma manufacturer solutions offering in the second half of 2023.
Other Expense
We recognized other expense of $2.7 million in the three months ended September 30, 2024 related to third-party transaction costs as a result of our debt refinance in July 2024. For additional information, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We recognized other expense of $2.2 million in the three months ended September 30, 2023 related to an impairment loss on one of our minority equity interest investments.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $2.1 million in the three months ended September 30, 2024 related to the write-off of a portion of existing unamortized debt issuance costs and discounts as a result of our debt refinance in
July 2024. For additional information, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Interest Income
Interest income decreased by $3.9 million, or 45%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds.

Interest Expense
Interest expense decreased by $2.4 million, or 16%, year-over-year, primarily due to lower average debt balances, partially offset by higher interest rates.
Income Taxes
For the three months ended September 30, 2024, we had income tax expense of $4.1 million compared to an income tax benefit of $8.1 million for the three months ended September 30, 2023 and an effective income tax rate of 51.1% and
17.4%, respectively. The year-over-year change in our income taxes was primarily driven by changes in our income (loss)
before income taxes and a higher estimated annual effective income tax rate in 2024, partially offset by net tax benefits from research and development tax credits.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Nine Months Ended September 30, 2024	% of Total Revenue	Nine Months Ended September 30, 2023	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$432,562	73%	$406,874	73%	$25,688	6%
Subscription revenue	65,860	11%	71,261	13%	(5,401)	(8%)
Pharma manufacturer solutions revenue	79,149	13%	60,662	11%	18,487	30%
Other revenue	16,170	3%	14,824	3%	1,346	9%
Total revenue	593,741		553,621
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	36,022	6%	51,755	9%	(15,733)	(30%)
Product development and technology	92,010	15%	103,804	19%	(11,794)	(11%)
Sales and marketing	273,285	46%	247,577	45%	25,708	10%
General and administrative	94,316	16%	95,144	17%	(828)	(1%)
Depreciation and amortization	50,442	8%	64,060	12%	(13,618)	(21%)
Total costs and operating expenses	546,075		562,340
Operating income (loss)	47,666		(8,719)
Other expense, net:
Other expense	(2,660)	0%	(4,008)	1%	1,348	(34%)
Loss on extinguishment of debt	(2,077)	0%	—	0%	(2,077)	n/m
Interest income	18,686	3%	23,697	4%	(5,011)	(21%)
Interest expense	(41,564)	7%	(41,907)	8%	343	(1%)
Total other expense, net	(27,615)		(22,218)
Income (loss) before income taxes	20,051		(30,937)
Income tax (expense) benefit	(10,401)	2%	47,938	9%	(58,339)	(122%)
Net income	$9,650		$17,001
Revenue
The year-over-year changes in prescription transactions revenue, subscription revenue and pharma manufacturer solutions revenue were driven by the same factors described above for the three months ended September 30, 2024 compared to  the same period of 2023.
For subscription revenue, revenue contribution from Kroger Savings decreased $6.3 million year-over-year on a year-to-
date basis due to the sunset of the offering.

For prescription transactions revenue, our Monthly Active Consumers increased 8% on a year-to-date basis compared to the same period of 2023.
For pharma manufacturer solutions revenue, revenue contribution from vitaCare was $7.6 million on a year-to-date basis in 2023 compared to nil for the same period of 2024. For expected revenue trends, see our discussion and analysis above for the three months ended September 30, 2024 compared to the same period of 2023.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue decreased $15.7 million, or 30%, year-over-year, primarily driven by a $14.3 million decrease in outsourced and in-house personnel and other costs related to consumer support and a $5.6 million decrease in allocated overhead, both due to lower average headcount principally as a result of the restructuring of our pharma manufacturer solutions offering in the second half of 2023. The impact from these drivers was partially offset by a $3.0 million increase in processing fees.
Product development and technology
Product development and technology expenses decreased $11.8 million, or 11%, year-over-year, primarily driven by a
$7.6 million loss recognized last year on the disposal of certain capitalized software that were not yet ready for their intended use, principally as a result of the restructuring in the second half of 2023, and a $8.3 million decrease in payroll and related costs largely due to higher capitalization of certain qualified costs related to the development of internal-use software. The impact from these drivers was partially offset by a $3.1 million increase in third-party services and contractors associated with product development and allocated overhead.
Sales and marketing
Sales and marketing expenses increased $25.7 million, or 10%, year-over-year, primarily driven by a $22.0 million increase in payroll and related costs, principally due to higher average headcount and higher stock-based compensation expense due to a reversal of previously recognized stock-based compensation expense recorded in the second quarter of
2023 as certain performance milestones were no longer probable of being met in addition to changes in our employee composition. The year-over-year change was also driven by a $15.6 million increase in advertising expenses and a $7.4 million increase in third-party marketing expenses. The impact from these drivers was partially offset by a $21.8 million decrease in promotional expenses substantially in the form of consumer discounts, whereas beginning in December 2023 these are recognized as a reduction of revenue as described above in the discussion and analysis for the three months comparison.
General and administrative
General and administrative expenses decreased $0.8 million, or 1%, year-over-year, primarily driven by a $12.7 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020. The impact from this driver was partially offset by a net $10.0 million increase in estimated legal settlement loss with respect to an ongoing class action litigation and a $3.0 million increase in payroll and related expenses, principally from equity awards granted to our Interim Chief Executive Officer in the second quarter of 2023 and first quarter of 2024.
Depreciation and amortization
Depreciation and amortization expenses decreased $13.6 million, or 21%, year-over-year, primarily driven by $17.5 million of amortization recognized last year related to certain intangible assets, which had been accelerated in connection with the restructuring of our pharma manufacturer solutions offering in the second half of 2023. The impact from this driver was partially offset by higher amortization related to capitalized software in the nine months ended September 30, 2024 due to higher capitalization costs for platform improvements and the introduction of new products and features.
Other Expense
For other expense in the nine months ended September 30, 2024, see our discussion and analysis for the three months comparison above. We recognized other expense of $4.0 million in the nine months ended September 30, 2023 related to impairment losses on one of our minority equity interest investments.

Loss on Extinguishment of Debt
See our discussion and analysis for the three months comparison above.
Interest Income
Interest income decreased by $5.0 million, or 21%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense decreased by $0.3 million, or 1%, year-over-year, primarily due to lower average debt balances, partially offset by higher interest rates.
Income Taxes
For the nine months ended September 30, 2024, we had an income tax expense of $10.4 million compared to a $47.9 million income tax benefit for the nine months ended September 30, 2023 and an effective income tax rate of 51.9% and
155.0%, respectively. The year-over-year change in our income taxes was primarily driven by the release of our valuation allowance against the majority of our net deferred tax assets recorded as a discrete tax benefit in the second quarter of
2023, partially offset by a decrease in the tax effects from non-deductible officers’ stock-based compensation expense and equity awards.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility. As described in Note 6 to our condensed consolidated financial statements, in July 2024, we extended the maturity date on $88.0 million of our $100.0 million revolving credit facility to April 10, 2029, with the remaining $12.0 million maturing on July 11, 2025. As of
September 30, 2024, we had cash and cash equivalents of $423.8 million and $91.7 million available under our revolving credit facility.
As of September 30, 2024, other than as described in Note 6 to our condensed consolidated financial statements related to the refinancing of our term loan, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 10-K.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of September 30, 2024. Since the restricted net assets of
GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note
18 to our consolidated financial statements included in our 2023 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$139,149	$122,424
Net cash used in investing activities	(53,703)	(42,894)
Net cash used in financing activities	(333,965)	(41,790)
Net change in cash and cash equivalents	$(248,519)	$37,740
Net cash provided by operating activities
Net cash provided by operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The $16.7 million year-over-year increase in net cash provided by operations was due to an increase in net income after adjusting for non-cash adjustments, partially offset by an increase of $11.3 million in cash outflow from changes in operating assets and liabilities. Changes in operating assets and liabilities were principally driven by the timing of payments of prepaid services, accounts payable and accrued expenses, income tax payments and refunds, as well as collections of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities generally consist of cash used for software development costs and capital expenditures, and may also include cash used for acquisitions and investments that we may make from time to time. The
$10.8 million year-over-year increase in net cash used in investing activities was primarily driven by a $10.4 million increase in cash paid for software development.
Net cash used in financing activities
Net cash used in financing activities primarily consist of principal repayments and debt issuance payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by debt borrowings, and proceeds from exercise of stock options as well as our employee stock purchase plan. The
$292.2 million year-over-year increase in net cash used in financing activities was primarily driven by a $132.5 million increase in payments for repurchases of our Class A common stock, an increase of $161.7 million of net repayments on our term loan as a result of our refinancing in July 2024, and a $9.5 million increase in employee taxes paid related to net share settlement of equity awards. The impact from these drivers was partially offset by a $14.1 million increase in proceeds from exercise of stock options.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.
Critical Accounting Policies and Estimates
During the three months ended September 30, 2024, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2023 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of September 30, 2024, we estimated we had used approximately $586.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business; (ii) $262.0 million for the repurchases of our Class A common stock; and (iii) $160.0 million for the repayment of our outstanding debt obligations. As of September 30, 2024, we had $300.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
July 1 - 31	—	$—	—	$—
August 1 - 31	755,953	$6.95	755,953	$290,221
September 1 - 30	—	$—	—	$—
Total	755,953		755,953
_____________________________________________________
(1)The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, which may include repurchases through a trading plan intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)(1) under the Exchange Act. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our current $450.0 million stock repurchase program with no expiration date, which was publicly announced on February 29, 2024.
(2)Average price paid per share includes direct costs and estimated excise taxes associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-
Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1	Non-Employee Director Compensation Program, dated July 8, 2024	10-Q	001-39549	10.2	8/8/24

10.2†	Sixth Amendment to First Lien Credit Agreement, dated July 10, 2024	8-K	001-39549	10.1	7/11/24

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GOODRX HOLDINGS, INC.

Date: November 7, 2024	By:	/s/ Scott Wagner
Scott Wagner
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Karsten Voermann
Karsten Voermann
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)