Form 10-K
period 2024-12-31
GoodRx Holdings, Inc.
filed 2025-02-27
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $646.3 million.
As of February 18, 2025 the registrant had 106,740,328 shares of Class A common stock, $0.0001 par value per share, and 276,869,320 shares of Class
B common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

Glossary of Selected Terminology
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “GoodRx,” and similar references refer to GoodRx Holdings, Inc. and its consolidated subsidiaries.
•“Co-Founders” refers to Trevor Bezdek, our Co-Chairman and a director of the Company, and Douglas Hirsch, a director of the Company.
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
The term “discounted price” excludes prices we may otherwise source, such as prices from patient assistance programs for low-income individuals and Medicare prices, and any negotiated rates offered through our subscription offerings: GoodRx Gold (“Gold”), and Kroger Rx Savings Club powered by GoodRx (“Kroger
Savings”) which sunset in July 2024.
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
operations.
•“subscribers” and similar references refers to our consumers that are subscribed to either of our subscription offerings, Gold or Kroger Savings (which sunset in July 2024). References to subscription plans as of a particular date represents an active subscription to either one of our aforementioned subscription offerings as of the specified date. Each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,”
“should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,”
“forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the
U.S. retail pharmacy landscape, our value proposition, our collaborations and partnerships with third parties, including our integrated savings program, our direct contracting approach with select pharmacies, the impact of the sunset of certain of our offerings, anticipated impacts of our restructuring and cost savings initiatives, the impact of a grocery chain not accepting PBM pricing ("grocer issue") on our future results of operations, stock compensation, our new stock repurchase program, realizability of deferred tax assets, potential outcomes and estimated impacts of certain legal proceedings, our business strategy, our plans, market opportunity and growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-
looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The forward-looking statements in this
Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Risks related to our limited operating history and recent growth rates could materially adversely impact our business, financial condition, and results of operations;
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
•A pandemic, epidemic or outbreak of an infectious disease in the United States, has and could in the future adversely impact our business;
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
•Risks related to the healthcare industry, as well as the impact of healthcare reform legislation and other proposed or future changes, could materially adversely impact our business, financial condition, and results of operations;
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
GoodRx was founded to solve the challenges that consumers face in understanding, accessing, and affording healthcare. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. This price comparison platform processes over 360 billion pricing data points every day and integrates that data into a user-friendly interface which provides consumers with curated, geographically relevant prescription pricing, and access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United
States.
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
Industry Challenges
Despite the approximately $4.9 trillion U.S. healthcare market being one of the largest sectors of the U.S. economy, it remains opaque and highly fragmented for consumers. Even simple healthcare transactions, such as finding a doctor or filling a prescription at an affordable price, are often difficult. This can lead to confusion, inefficiency and unneeded additional costs for consumers and the healthcare system. The pharmacy is the de-facto “front door” to American healthcare, with frequent consumer interaction and engagement. However, finding affordable prices for prescriptions is complicated by a lack of price transparency, a confusing reimbursement and insurance landscape and a fragmented marketplace in which the list prices for the same medication can vary significantly across pharmacies. We believe that these challenges are driven in part by a lack of solutions that enable consumers to easily search, discover and access the product or service that they need at an affordable price. Consumer-focused technology solutions are essential in healthcare given that the stakes involve peoples’ health and lives.
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
We believe this market opportunity is substantial and estimate the total addressable market ("TAM") for our primary solutions to be between $600 billion and $710 billion. This includes a $581 billion to $691 billion prescription opportunity, which is inclusive of our estimated value of prescriptions that are written but not filled, and a $19 billion pharma manufacturer solutions opportunity.
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

Pharma Manufacturer Solutions Opportunity
Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. Pharma manufacturers provide affordability solutions, such as co-pay cards, patient assistance programs including point-of-sale discount programs, and other savings options, so that consumers can access their medications. We partner with pharma manufacturers to advertise and integrate these affordability solutions into our platform. We believe this offering can deliver incremental margin as we deploy these solutions across our existing base of consumers and visitors, introduce new solutions, and increase the number of brands and manufacturers with which we work.
Our Value Proposition
We positively impact many key stakeholders in the healthcare ecosystem. We believe that consumers, healthcare providers, PBMs, pharmacies and pharma manufacturers all win with GoodRx. This, in turn, can drive beneficial and self-
reinforcing network effects.
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
•Healthcare Professionals: Physicians and other healthcare professionals are motivated to help patients, and, increasingly, are judged by patient outcomes. We help these healthcare professionals improve patient outcomes by encouraging medication adherence and providing a consumer-friendly service. In addition, our
Provider Mode platform provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey. Further, we are able to integrate our pricing information and
GoodRx codes directly into Electronic Health Record (“EHR”) systems, enabling healthcare professionals to provide prices from our platform directly to their patients at the point of prescribing, including via EHR-sent text messages and emails. We help physicians engage with patients more efficiently through our products and services.
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
Once a consumer has used a GoodRx code from our platform to purchase a prescription, that code is recorded in the pharmacy’s database and the consumer is not required to present their GoodRx code again for subsequent prescription refills, or, in many cases, for additional prescriptions that the consumer purchases at that pharmacy. We earn revenue upon the initial usage of the GoodRx code when the consumer realizes savings compared to the list price at the pharmacy, and we continue to earn revenue when the consumer returns to the pharmacy for refills and new prescriptions. This results in high repeat activity, which refers to the second and later use of our discounted prices by a single GoodRx consumer, on our platform. We track prices and update our database on a daily basis, which helps ensure that consumers have access to accurate prescription pricing.
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
As we help more consumers save money on their medications and drive additional traffic through various PBMs, we increase our scale, which we believe over time leads to lower prices for our consumers. We have steadily increased the number of PBMs with which we work over time. To date, no PBM has terminated a relationship with GoodRx, Inc. Even if a contract with a PBM were to be terminated, many of our contracts require the PBM to continue to pay us for activity by consumers originally directed to their pricing by us, even subsequent to the contract termination. The ongoing payment obligation can continue for so long as the underlying PBM-specific pricing is used, or for certain partners, for a specified multi-year period, depending on the terms of our contract with the PBM. Throughout our history, we have been able to help our consumers realize increased savings. PBM mix and relative share on our platform has varied over time as we have added new PBMs and as certain PBMs have delivered more or less favorable pricing relative to other PBMs. Even as the mix has changed, we have continued to grow the number of pricing data points processed by our platform and deliver a strong value proposition to our consumers. We believe that our sources of pricing are sufficiently broad and robust that the loss of any one PBM or other healthcare partner would generally result in minimal disruption in our ability to provide competitive discounts and pricing. Although the majority of our pricing information comes from PBMs, we also collect pricing data points from other sources. Starting in 2023, we commenced operation of our integrated savings program, which integrates our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. Eligible plan members only need to utilize their existing benefit card at their preferred in-network pharmacy to benefit from our discounts and pricing, with no further action required.
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
•Partnership Subscriptions: From time to time, we may partner with retailers to offer tailored subscription products. For example, we previously partnered with Kroger, one of the largest retail pharmacies in the United
States, to offer Kroger Savings to their consumers for an annual fee, a portion of which we shared with Kroger until the program sunset in July 2024.
Pharma Manufacturer Solutions Offering
Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. As a result, many consumers are not able to access or afford their medications.
Pharma manufacturers provide affordability solutions such as co-pay cards, patient assistance programs, care portals and other savings options so that consumers can access their medications. We partner with pharma manufacturers to advertise and integrate these affordability solutions into our platform. For example, our point-of-sale discount programs help lower the cash price of certain branded medications for consumers at the pharmacy counter with little friction, and are increasingly being used by pharma manufacturers to reach more patients.
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
•Future Expansion Opportunities: We believe there are many other areas of healthcare that could benefit from the transparency and accessibility provided by our platform. While we are currently focused on scaling our existing offerings, we see attractive opportunities to deploy our expertise in markets such as clinical trials, insurance marketplaces, in person doctor visits and prescription delivery, differentiated features and services for healthcare providers such as our Provider Mode platform that provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey, among others. As we continue to grow our brand awareness and consumer base, selling additional products and services into our large acquired base will drive an attractive incremental margin opportunity.
•Pursue Strategic Partnerships and Acquisitions: We are a valuable partner to a variety of healthcare constituents. We have entered into a number of strategic agreements in recent years. For example, in 2022, we began to enter into direct contractual agreements with select pharmacies to complement the existing contractual agreements with our PBM partners. In addition, starting in 2023, we engaged with several PBM partners for our integrated savings program, which integrates our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members they serve. Eligible plan members only need to utilize their existing benefit card at their preferred in-network pharmacy to benefit from our discounts and pricing, with no further action required. As part of our business strategy, we will continue to pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position and enhance our capabilities.
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

A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with dozens of PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. For additional information, see “We rely on a limited number of industry participants.” in Part I, Item 1A, “Risk Factors” included elsewhere
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
Philanthropy
Philanthropy continues to play an important role in shaping GoodRx’s identity and culture through meaningful contributions to our communities. We believe that, by engaging in philanthropic initiatives, we are fostering stronger connections, both internally and externally. Integrating philanthropic initiatives into corporate activities not only allows us to channel our collective resources and productivity outwards, but also strengthens our brand reputation, employee engagement, and customer loyalty.
Drawing from the success of "Giving Season" first introduced in 2023, a year-end initiative to encourage employee involvement in charitable acts, our philanthropic efforts in 2024 were focused on enhancing the Company’s culture of volunteering by hosting in-office and virtual volunteering activities for our employees. For example, we hosted our first
Company-wide "Volunteer Day", where we partnered with local nonprofit organizations to support and create a lasting impact in our communities across the country by engaging in a variety of tasks, including woodworking and constructing garden benches, painting back-to-school posters for students, and cleaning up public beaches and parks. Remote employees were also invited to participate through virtual volunteering activities.
In 2024, we continued to expand the spirit of philanthropy and social impact into different areas of the broader organization. Our Community Resource Groups ("CRGs") also included a philanthropy component to their schedule of events during their respective months of reflection and celebration. During Black History Month, we partnered with a Los
Angeles-based organization to provide recently-housed families with care packages assembled by our employees in the
Santa Monica office. Further, during Pride Month, we hosted a clothing drive across the Company to benefit a local thrift store that helps fund HIV care and services in the community.
Our People and Culture
Our people are essential to our success. Our mission is to build and cultivate an inclusive culture that reflects the diversity of the patients, partners and communities we serve. We believe that advocating for and putting people first, leading with empathy, and building trust across our organization are core to our success. We prioritize providing a safe, rewarding and respectful workplace where our people have the opportunities to pursue career paths based on skills, performance and potential.

As of December 31, 2024, we employed 738 employees, all of which are full-time employees. Of our total employees,
209 are based at our headquarters in Santa Monica, California. Our employees are split among the following departments and functions: 10 principally in customer service, 391 in product development and technology, 206 in sales and marketing, and 131 in general and administrative functions. Women make up 46% (335 employees) of our workforce who have chosen to identify their gender. Non-white employees make up 48% (336 employees) of our workforce who have chosen to identify their ethnicity/race.
We strive to build a workforce that can represent the clients, customers and partners that we serve everyday. After successfully launching 5 CRGs in 2023, we carried that momentum in 2024 and built on our previous accomplishments. For example, we incorporated CRG partners into our interview process and partnered with external organizations to further our inclusion and belonging efforts.
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
Since we receive, use, transmit, disclose and store personal information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the
Telephone Consumer Protection Act of 1991, the federal Health Insurance Portability and Accountability Act of 1996, as
amended by the Health Information Technology for Economic and Clinical Health Act (together with their implementing regulations, collectively, “HIPAA”), Section 5(a) of the Federal Trade Commission Act, certain state data privacy and security laws, including, but not limited to, the California Consumer Privacy Act, as amended by the California Privacy Rights Act
(collectively, “CCPA”), Washington State My Health My Data Act and other state data privacy and security laws. We are also subject to a negotiated settlement with the Federal Trade Commission (the "FTC," and such settlement, the "FTC Order")
which includes, among other things, agreements to effect or maintain, as applicable, certain changes to our business practices, policies and compliance requirements. The violation of any such laws and regulations and/or the FTC Order could result in legal remedies that could materially impact our business or financial performance.
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
Healthcare Reform
A primary trend in the U.S. healthcare industry is cost containment. In the United States, there have been, and likely will continue to be, a number of federal and state legislative and regulatory changes and proposed changes regarding the healthcare system directed at containing or lowering the cost of healthcare, including the costs of medication. For further information please see Part I, Item 1A, “Risk Factors—Risks Related to the Healthcare Industry—The impact of healthcare reform legislation and other proposed or future changes impacting the healthcare industry and healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.”
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
Risks Related to Our Limited Operating History and Recent Growth Rates
Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
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
•attract and retain industry players for inclusion in our platform, including pharmacies, PBMs and pharma manufacturers;
•comply with existing and new or amended laws and regulations applicable to our business and in our industry;
•anticipate and respond to macroeconomic changes, changes in medication pricing and industry pricing benchmarks and changes in market dynamics in the markets in which we operate;
•react to challenges from existing and new competitors and evolving industry trends;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth;
•realize expected benefits from restructuring and cost reduction efforts;
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

Our recent growth rates may not be sustainable or indicative of future growth.
Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We estimate that prescription transactions revenue will be impacted by recent and future retail pharmacy store closures, and that subscription revenue may decrease, while pharma manufacturer solutions revenue may continue to grow as a percentage of total revenue in the near to medium term. We believe that our ability to improve or maintain revenue and margins and obtain profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this Part I, Item 1A, “Risk Factors” and the extent to which our various offerings grow, organically and through acquisitions, and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of consumers may not continue to grow or may decline due to a variety of risks, including increased competition, changes in the dynamics among industry participants and us, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to grow our revenue or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth for any prior quarterly or annual period as an indication of our future performance.
Our results of operations vary and may fluctuate significantly from period-to-period.
Our quarterly and annual results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and are difficult to predict. We have presented many of the factors that may cause our results of operations to fluctuate in this Part I, Item
1A, “Risk Factors,” including the extent to which our various offerings grow and contribute to our results of operations. In addition, we typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season and seasonal cold and flu trends. We may experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. Additionally, a majority of our pharma manufacturer solutions revenue in any given quarter is derived from contracts entered into with our customers during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. The changing retail pharmacy landscape, as well as the grocer issue and the impact of COVID-19 may have masked some of these trends in recent periods and may continue to impact these trends in the future. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs as a result of the pharmacies' increased focus on rationalizing their spending, which in turn has had and may continue to have an adverse impact on our prescription transactions revenue. The cumulative effects of such factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful and investors should not rely on our past results as an indication of our future performance.
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
Our success and future growth largely depend on our ability to increase consumer awareness of our platform and offerings, and on the willingness of consumers to utilize our platform to access information, discounted prices for prescription medications and other healthcare products and services. We believe the vast majority of consumers make purchasing decisions for healthcare products and services on the basis of traditional factors, such as insurance coverage, availability at nearby pharmacies and availability of nearby medical testing. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative pharmacies or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using GoodRx codes when purchasing prescription medications and other healthcare products and services. We focus our marketing and education efforts on consumers, but also aim to educate and inform healthcare providers, pharmacists and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons, including:
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
We believe that our paid and non-paid marketing initiatives have been critical in promoting consumer awareness of our platform and offerings, which in turn has driven new consumer growth and increased the extent to which existing consumers have used our platform. Our paid marketing initiatives include television, search engine marketing, mail to consumers and healthcare provider offices, email, display, radio and magazine advertising and social media marketing as well as consumer discounts and incentives. For example, we actively market our platform and offerings through television and we rely on direct mail to distribute marketing materials to consumers. If we are unable to cost-effectively market to consumers, or if we elect to reduce our spending to drive traffic to our apps and websites, our ability to acquire new consumers and our financial condition would be materially and adversely affected. We also buy search advertising primarily through search engines such as Google and Bing, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of consumers who visit our websites. The costs associated with advertising through search engines can also vary significantly from period to period, and have generally increased over time. We may be unable to modify our strategies in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, our websites must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. Antitrust developments pertaining to search engines could also adversely impact the effectiveness of our content. Although consumer traffic to our apps is not reliant on search results, growth in mobile device usage may not decrease our overall reliance on search results if consumers use our mobile websites rather than our apps or use search to initially find our apps. In fact, growth in mobile device usage may exacerbate the risks associated with how and where our websites are displayed in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results.
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
To date, the majority of our revenue has been derived from our prescription transactions offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, including PBMs, pharma manufacturers and pharmacies, as applicable. Revenue from our prescription transactions offering represented 73%, 73% and 72% of our revenue for the years ended December 31, 2024, 2023 and
2022, respectively. Substantially all of this revenue was generated from consumer transactions at brick-and-mortar pharmacies. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, mass closures of retail pharmacy chain locations, changes in consumer purchasing habits, including an increase in the use of mail delivery prescriptions, changes in our relationships with industry participants and our various partners, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our total revenue, which have had and may continue to have an adverse effect on our business, financial condition and results of operations. Because we derive a majority of our revenue from our prescription transactions offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.
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
Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. Although some of our contracts with certain of our partners contain provisions related to discount pricing, we do not control the overall pricing strategies of pharma manufacturers, wholesalers, PBMs and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies, PBMs and pharma manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these multi-party pricing structures. For example, the grocer issue had a material adverse impact on our results of operations for the years ended December 31, 2023 and 2022 and while the impact has attenuated in 2024, we expect that it will continue to have a sustained adverse impact in future periods.
Pharma manufacturers generally direct medication pricing by setting medication list prices and offering rebates and discounts for their medications. List prices are impacted by, among other things, market considerations such as the number of competitor medications and availability of alternative treatment options. Wholesalers can impact medication pricing by purchasing medications in bulk from pharma manufacturers and then reselling such medications to pharmacies. PBMs generally impact medication pricing through their bargaining power, negotiated rebates with pharma manufacturers and contracts with different pharmacy providers and health insurance companies. PBMs work with pharmacies to determine the negotiated rate that will be paid at the pharmacy by consumers. We also work with pharmacies with which we have contractual arrangements to offer discount prices to consumers. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications and high or low deductibles. To the extent future regulation impacts the prices that PBMs can charge, that could adversely impact our business. A majority of the utilization of our platform relates to generic medications.
Our ability to present discounted prices through our platform, the value of any such discounts and our ability to generate revenue are directly affected by the pricing structures in place amongst these industry participants, and changes in medication pricing and in the general pricing structures that are in place could have an adverse effect on our business, financial condition and results of operations. For example, changes in the negotiated rates of the PBMs on our platform at pharmacies could negatively impact the prices that we present through our platform, and changes in insurance plan coverage for specific medications could reduce demand for and/or our ability to offer competitive discounts for certain medications, any of which could have an adverse effect on our ability to generate revenue and business. In addition, changes in the fee and pricing structures among industry participants, whether due to regulatory requirements, competitive pressures or otherwise, that reduce or adversely impact fees generated by PBMs or directly by us through partner pharmacies would have an adverse effect on our ability to generate revenue and business. Due in part to existing pricing structures, we generate a smaller portion of our revenue through contracts with pharma manufacturers and other intermediaries. Changes in the roles of industry participants and in general pricing structures, increased regulatory scrutiny and action against industry participants, as well as price competition among industry participants, could have an adverse impact on our business. For example, integration of PBMs and pharmacy providers could result in pricing structures whereby such entities would have greater pricing power and flexibility or industry players could implement direct to consumer initiatives that could significantly alter existing pricing structures, either of which would have an adverse impact on our ability to present competitive and low prices to consumers and, as a result, the value of our platform for consumers and our results of operations.
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
There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of PBMs, including pharmacies’ in-house PBMs, and a limited number of national pharmacy chains. If we are unable to retain favorable contractual arrangements and relationships with our PBM partners and partner pharmacies, including any successor PBMs or pharmacies should there be further consolidation of PBMs or pharmacies, we may lose them as customers and partners, as applicable, or the negotiated rates provided by such PBMs or directly through such partner pharmacies may become less competitive, which could have an adverse impact on the discounted prices we present through our platform. Additionally, there is a limited number of counterparties and vendors who provide us with prescription transaction processing services that support our business. If our current counterparties and vendors were to stop providing services on acceptable terms, the resulting disruption could also have an adverse effect on our business.
A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with dozens of PBMs that maintain cash networks and prices, and the number of PBMs we work with has significantly increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Revenue from each PBM fluctuates from period to period as the discounts and prices available through our platform change, and different PBMs experience increases and decreases in the volume of transactions processed through their respective networks. Further, some of our contracts contain exclusivity provisions, which could limit our ability to negotiate pricing terms as market prices fluctuate. Our three largest PBM customers accounted for 27% of our revenue in 2024, 32% of our revenue in 2023 and
31% of our revenue in 2022. In 2024, no single PBM customer accounted for more than 10% of our revenue. In 2023 and
2022, one PBM customer accounted for more than 10% of our revenue. The loss of any of these large PBM customers may negatively impact the breadth of the pricing that we are able to offer consumers.
Most of our PBM contracts provide for monthly payments from PBMs. Our PBM contracts generally can be divided into two categories: PBM contracts featuring a percentage of fee arrangement, where fees are a percentage of the fees that
PBMs charge to pharmacies, and PBM contracts featuring a fixed fee per transaction arrangement. Our percentage of fee contracts often also include a minimum fixed fee per transaction. The majority of our PBM contracts are percentage of fee contracts, and a minority of our contracts provide for fixed fee per transaction arrangements. Our PBM contracts generally have a tiered fee structure based on volume generated in the applicable payment period. Our PBM contracts do not contain minimum volume requirements, and thus do not provide for any assurance as to minimum payments to us. Our PBM contracts generally renew automatically. In addition, our PBM contracts generally provide for continuing payments to us after such contracts are terminated. Some of our PBM contracts provide for these continuing payments for so long as negotiated rates related to the applicable PBM contract continue to be used after termination, and other contracts provide for these continuing payments for specified multi-year payment periods after termination. Between contract renewals, our current contracts generally provide for limited termination rights.
In addition, our PBM contracts typically include provisions that prevent PBMs from circumventing our platform, redirecting volumes outside of our platform and other protective measures. For example, our PBM contracts contain provisions that limit PBM use of our intellectual property related to our brand and platform and require PBMs to maintain the confidentiality of our data. While we have consistently renewed and extended the term of our contracts with PBMs over time, there can be no assurance that PBMs will enter into future contracts or renew existing contracts with us, or that any future contracts they enter into will be on equally favorable terms. Changes that limit or otherwise negatively impact our ability to receive fees from these partners would have an adverse effect on our business, financial condition and results of operations.
Consolidation of PBMs or the loss of a PBM could negatively impact the discounts and prices that we present through our platform and may result in less competitive discounts and prices on our platform.
Our consumers use GoodRx codes at the point of purchase at nearby pharmacies. These codes can be used at over
70,000 pharmacies in the United States. The U.S. prescriptions market is dominated by a limited number of national and regional pharmacy chains, such as CVS, Kroger, Walmart and Walgreens. These pharmacy chains represent a significant portion of overall prescription medication transactions in the United States. Similarly, a significant portion of our discounted prices are used at a limited number of pharmacy chains and, as a result, a significant portion of our revenue is derived from transactions processed at a limited number of pharmacy chains. We have entered, and may in the future enter, into direct contractual arrangements with pharmacies, which we refer to as our partner pharmacies, to offer discount prices to consumers at such pharmacies. Further, if counterparties and vendors we use to process prescriptions were to stop providing services to us on acceptable terms, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on similar acceptable terms. Accordingly, we may incur significant costs to resolve any such disruptions in services, which could have a material adverse effect on our business.
In the last year, many pharmacy chains announced plans to close thousands of retail pharmacy locations in the near term. We derive a significant portion of our revenue from transactions processed at pharmacy chains. If our consumers are unable to access retail pharmacies, they may seek other options to fill their prescriptions, such as through mail delivery services, or choose not to fill or refill existing prescriptions, which may adversely impact our revenues. We do not generate a significant percentage of revenue from mail delivery service. To the extent consumer preferences change, including as a result of public health concerns or due to retail pharmacy closures, we may not be able to accommodate sufficient demand for mail delivery service which may have an adverse effect on our business, financial condition and results of operations.
The impact of the changing retail pharmacy landscape is currently unknown, but may adversely affect our business, financial condition, and results of operations.
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
Our TAM is based on internal estimates and third-party estimates regarding the size of each of the U.S. prescriptions market and pharma manufacturer solutions market, and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. In particular, we calculated the TAM for our prescription opportunity based on data from the Centers for Medicare & Medicaid Services regarding the expected size of U.S. prescription expenditures in 2024 and
2025, plus our estimated value of prescriptions that are written but not filled, which we estimate to range between 20% to
30% of the overall prescription opportunity. These estimates are based on third-party reports and are subject to significant assumptions and estimates. Additionally, we calculated the TAM for our pharma manufacturer solutions opportunity based on internal data regarding the amount of advertising and marketing spending by U.S. pharma manufacturers relating to prescription drugs in 2022. These estimates, as well as the estimates and forecasts elsewhere in this Annual Report on
Form 10-K relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. Additionally, our TAM for our prescription transactions offering includes medications for which we are currently not able to offer savings on the prices paid by non-insured and insured consumers and for which we may not be able to provide savings on in the future. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.
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
We receive a high degree of media coverage in the United States. Unfavorable publicity regarding, for example, the healthcare industry, healthcare costs, industry competition, litigation or regulatory activity, the actions of the entities included or otherwise involved with our platform, negative perceptions of prescriptions included on our platform, medication pricing, pricing structures in place amongst the industry participants, pharmacy closures, our relationships with pharmacies, PBMs and pharma manufacturers, our data privacy or data security practices, our platform or our revenue could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on our ability to attract and retain consumers, partners, or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition and results of operations.
We may be unable to successfully respond to changes in the market for prescription pricing, and may fail to maintain and expand the use of GoodRx codes through our apps and websites.
In recent years, we believe that consumer preferences and access to prescription medication discounts has increasingly shifted from traditional offline or analog channels, such as newspapers and by direct mail, to digital or electronic channels, such as apps, websites and by email. It is difficult to predict whether the pace of the transition from traditional to digital channels will continue at the same rate and the degree to which the growth of the digital channel will continue. While we actively promote the use of our apps and websites, if the demand for digital channels does not continue to grow as we expect, or if we fail to successfully address this demand through our platform, our business could be harmed. Consumer access and preferences for purchasing medications may evolve in ways which may be difficult to predict. Further, if PBMs or pharmacy operators elect to directly distribute pricing information through their own digital channels, or if new or existing competitors are faster or better at addressing consumer demand and preferences for digital channels, or are able to offer more accessible discounted prices to consumers, our ability and success in presenting discounted prices on our platform may be impeded and our business, financial condition and results of operations would be adversely affected. If we cannot maintain a sufficient offering of discounted prices on our platform, new consumers and existing consumers may perceive our platform as less relevant, consumer traffic to our platform could decline and, as a result, new consumers and existing consumers may decrease their use of our platform or subscription offerings, which would affect our contracts with certain partners included or otherwise involved with our platform and have a material adverse effect on our business, financial
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
We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. We and certain of our service providers from time to time have been and are subject to cyberattacks and/or security incidents. Additionally, such cyberattacks and security incidents have and may remain undetected for an extended period of time. Even when a security incident is detected, the full extent of a breach, if any, may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful. These problems, whether related to our IT Systems and/or those of third parties upon which we rely, have resulted in, and may in the future, result in, unexpected interruptions, delays, cessation of service and other harm to our business. While we do not believe that we have experienced a significant system failure, accident or security breach to date that has had a material effect on us, including our operations, business strategy, results of operations or financial condition, if such an event were to occur and cause sustained material interruptions in our operations, it could result in a material disruption of our offerings to consumers.

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
results of operations.
We use AI and machine learning solutions in, and we may in the future integrate additional AI and/or machine learning solutions into, our platform, offerings, products and services, and these applications may become important in our operations over time. Our competitors or other industry participants may incorporate AI and/or machine learning into their products more quickly or more successfully than us, which could change our market dynamics and could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Generally, the use of AI and machine learning applications has in the past resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI and machine learning applications could adversely affect our reputation and results of operations. AI and machine learning also present emerging ethical issues and if our use of AI and/or machine learning becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. For example, various parties are leveraging existing laws to advocate for liability based on certain AI-
related actions, including instances of discriminatory, tortious, or other undesired outcomes, and policymakers are adopting or considering the adoption of additional laws, regulations, or other actions with respect to AI. The rapid evolution of AI and machine learning, including potential government regulation thereof, could require us to devote significant resources to develop, test and maintain our implementation of such technology in order to minimize unintended, harmful impact.
The regulatory framework for AI technologies is also rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies are expected to enter into force in the United States in 2025. The Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rule-making taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI
Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Agencies such as the Department of
Commerce and the FTC have issued proposed rules governing the use and development of AI technologies. Legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For example, on
March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in
February 2026. Further, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.
It is possible that further new laws and regulations will be adopted in the United States, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our business and the way in which we use AI technologies. We may need to expend resources to adjust our operations in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
Laws, regulations and regulatory interpretations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations, particularly as they involve classes of data deemed to be sensitive. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other law, regulations and regulatory interpretations. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us or any of our third-party partners, data centers, or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, regulatory interpretations, industry self-
regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others. These proceedings may result in financial liabilities or may require us to change our operations, including ceasing the use or sharing of certain data sets, or modifying marketing and other user engagement programs and plans. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of consumers, suppliers, and contracts with PBMs and others and result in the imposition of monetary penalties. We are also contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations, regulatory interpretations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-
party cross-site behavioral advertising technologies and other methods of online tracking for behavioral advertising and other purposes. The U.S. federal and state governments have enacted, and may in the future enact legislation, regulations and regulatory interpretations impacting the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cross-site behavioral advertising technologies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, limits on behavioral or targeted advertising and/or means to make it easier for internet users to prevent the placement of cross-site behavioral advertising technologies or to block other tracking technologies, which could, if widely adopted, result in the decreased effectiveness or use of third-party cross-site behavioral advertising technologies and other methods of online tracking, targeting or re-
targeting. The regulation of the use of these cross-site behavioral advertising technologies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations.
Certain states have adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required.
Washington state’s My Health My Data Act (“MHMDA”) was also signed into law in April 2023 and imposes additional obligations and limitations regarding data. The MHMDA differs from other state privacy laws because of its broad definition of health information and a broad private right of action. Other states have passed their own data privacy and security laws, and such laws are also continuing to be proposed at the state and federal level. Other states may be considering similar laws to the MHMDA. Historically, laws with private rights of action have resulted in numerous class action suits under federal and state laws resulting in multi-million-dollar settlements to the plaintiffs. We have been, and in the future may be, subject to such litigation, which could be costly and time-consuming to defend. Private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our general privacy practices are not adequate or violate applicable law. This may in the future result in civil claims against us.
Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle or provide access to their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, the FTC also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, violating consumers’
privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. It may also violate one or more FTC-
enforced rules. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. These consumer protection laws are increasingly being applied by the FTC and state Attorneys
General to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. In February 2023, we reached a negotiated settlement with the FTC with respect to an investigation of our privacy and security practices which included a monetary settlement amount of $1.5 million and agreements to effect or maintain, as applicable, certain changes to our business practices, policies and compliance requirements.
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
Though we have wound down vitaCare Prescription Services, Inc.’s ("vitaCare") principal operations, vitaCare's past activities could be subject to regulation and enforcement by the federal government and the states in which vitaCare conducted its business, including state licensing of pharmacies and pharmacists.
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
However, we have experienced and may continue to experience difficulties in hiring and retaining these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. We have needed and may in the future need to invest significant amounts of cash and equity to attract and retain employees and we may not realize sufficient returns on these investments. In addition, the loss of any of our senior management or other key employees, the failure to successfully transition key roles, or our inability to recruit, develop and retain qualified personnel could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. For instance, in December 2024, our board of directors (our "Board") appointed
Wendy Barnes as our Chief Executive Officer and President as Scott Wagner transitioned from his prior role as our Interim
Chief Executive Officer, and in February 2025 we transitioned our Chief Financial Officer role. Any inability to successfully transition executive or senior management roles could adversely impact our business.
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
A pandemic, epidemic or outbreak of an infectious disease in the United States has adversely impacted and could in the future adversely impact our business.
Any pandemic, endemic or other infectious disease may adversely affect our business, results of operations, and financial condition by changing the way our consumers access healthcare and utilize our platform, or by causing us to modify our business practices.
The COVID-19 pandemic dramatically impacted global health and had a sustained impact on the macroeconomic environment, including by increasing economic uncertainty. Although measures to contain COVID-19 have largely eased, the lasting effect of the pandemic's business disruption and its continued financial impact depend on factors beyond our knowledge and control.
While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital or to do so on favorable terms, which could in the future negatively affect our liquidity. The impact of any pandemic, epidemic, or outbreak of an infectious disease on the needs, expectations, and spending patterns of our consumers could impact our ability to maintain or grow our business and, as a result, our operating and financial results could be adversely affected.
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
Although we only operate in the United States, our business, financial performance and results of operations depend in part on worldwide macroeconomic economic conditions and their impact on consumer spending. Recessionary economic cycles, changing interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, tariffs, government spending freezes, unsettled financial markets and other economic factors that may affect costs of manufacturing prescription medications, consumer spending or buying habits could materially and adversely affect our customers, our consumers, and demand for our offerings. Volatility in the financial markets has also had and may continue to have a negative impact on consumer spending patterns. In addition, negative national or global economic conditions have adversely affected the PBMs, partner pharmacies and pharma manufacturers we contract with and their associated industry participants, financial performance, liquidity and access to capital, and may continue to impact them. This may affect their ability to renew contracts with us on the same or better terms, which could impact the competitiveness of the discounted prices we are able to offer our consumers. All of these factors may be exacerbated by global financial conditions and other geopolitical factors, which could harm our business, financial condition and results of operations.
Economic factors such as increased insurance and healthcare costs, commodity prices, tariffs, shipping costs, inflation, higher costs of labor, and changes in or interpretations of other laws, regulations and taxes may also increase our costs and make our offerings less competitive, increase general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Additionally, global public health crises, natural disasters, such as earthquakes and wildfires, and other adverse weather and climate conditions, political crises, such as terrorist attacks, war and other political instability or other unexpected events, could disrupt our operations, internet or mobile networks or the operations of
PBMs and their pharmacy networks. For example, our corporate headquarters and other facilities are located in California, which in the past has experienced both severe earthquakes and wildfires. Certain of these events may become more frequent or intense as a result of climate change or other environmental or social pressures. For more information, see our risk factor titled “We are subject to a series of risks related to climate change.” If any of these events occurs, our business could be adversely affected.
We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.
We have completed a number of strategic acquisitions in the past and may in the future consider opportunities to acquire or make investments in new or complementary businesses, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our pharmacy or PBM networks and healthcare platform in general, complement our current offerings or expand the breadth of our markets. For example, in January 2025, we acquired substantially all of the assets and assembled workforce of the prescription savings business of Vivid Clear Rx, Inc. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:
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
As of December 31, 2024, we had $500.0 million of principal amounts outstanding under a term loan that requires quarterly principal payments beginning with the quarter ended March 31, 2025, with any remaining unpaid principal and any accrued and unpaid interest due upon maturity in July 2029. We also have a revolving credit facility and as of December 31,
2024, we had no borrowings outstanding under our revolving credit facility (see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information). Our current and additional debt arrangements that we expect to enter into in the future may limit our ability to, among other things:
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
Certain of these events may become more frequent or intense as a result of climate change or other environmental or social pressures. For more information, see our risk factor titled “We are subject to a series of risks related to climate change.”
Cloud computing, in particular, is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-
party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition and results of operations may be materially and adversely affected.
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
Various software tools and applications have been developed that can block advertisements from a consumer’s screen or allow consumers to shift the location in which advertising appears on webpages or opt out of display, search and internet-
based advertising entirely. In particular, Apple’s mobile operating system permits these technologies to work in its mobile
Safari browser. In addition, changes in device and software features could make it easier for internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. Various industry participants have worked to develop and finalize standards relating to a mechanism in which consumers choose whether to allow the tracking of their online search and browsing activities, and such standards may be implemented and adopted by industry participants at any time.
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
Climate change may increase the frequency and/or intensity of such events or contribute to various chronic changes in meteorological and hydrological patterns. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk.
Additionally, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. For example, various regulators, including the SEC and the State of
California, have adopted or are considering adopting requirements to provide significantly expanded climate-related disclosures which we anticipate will require us to incur significant costs related to compliance and impose increased oversight obligations on our management and Board. Such requirements are not uniform across jurisdictions, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our disclosures.

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
From time to time, we may engage in voluntary initiatives (such as policies, practices, or disclosures) regarding ESG matters. However, such initiatives can be costly, face unforeseen complications, and may not ultimately have the desired results. For example, identification, assessment, management, and disclosure of such matters is complex and can require substantial discretion. As with other companies, our approach to ESG practices and disclosures is likely to evolve, and we cannot guarantee that our approach will align with the preferences or interpretations of any particular stakeholder. Failure to satisfy such evolving expectations may have various adverse impacts on our business, including reputational damage and/
or legal action, which we cannot always predict.
Furthermore, certain market participants, including major institutional investors and capital providers, use third-party benchmarks or scores to measure our ESG practices in making investment or voting decisions. Unfavorable ESG ratings could adversely impact investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations.
We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability and we may not agree that such initiatives will be appropriate for our business, whether due to costs or other concerns. Simultaneously, certain other parties are seeking to reduce companies’ efforts on ESG matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives.
To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.
Moreover, such competing expectations increase the complexity of us navigating various ESG risks, and we may not do so successfully, either now or as such expectations continue to evolve, which may result in various adverse impacts to our brand, operations, stakeholder relations, or other aspects of our business. As ESG best practices, reporting standards and regulatory requirements continue to develop, we may incur increasing costs to comply and/or respond. Such ESG matters may also impact our suppliers, business partners customers, or other stakeholders, which may compound or cause new impacts on our business, financial condition, or results of operations.
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
Internet, advertising and e-commerce companies frequently are subject to litigation based on allegations of infringement, misappropriation, dilution or other violations of intellectual property rights. Some internet, advertising and e-
commerce companies, including some of our competitors, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us.
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
Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future. In addition, due to a recent U.S. Supreme Court case, it has become increasingly difficult to obtain and assert patents relating to software or business methods, as many such patents have been invalidated for being too abstract to constitute patent-
eligible subject matter. We do not know whether this will affect our ability to obtain new patents on our innovations, or successfully assert our patents in litigation or pre-litigation campaigns.
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
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-
consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, it could harm our competitive position, business, financial condition, results of operations and prospects.
Issued patents covering our offerings could be found invalid or unenforceable if challenged.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) have been, are being or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review (“IPR”), post-grant review or interference. Any successful third-
party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future offering candidates.

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
•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the U.S. federal Anti-
Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
The impact of healthcare reform legislation and other proposed or future changes impacting the healthcare industry and healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.
Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Affordable Care Act (the
“ACA”), enacted in March 2010, made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The ACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology.
New and changing laws, regulations, executive orders and other governmental actions, particularly from the new presidential administration, may also create uncertainty about how laws and regulations will be interpreted and applied.
Such changes can adversely affect our business by increasing our costs, reducing spending by our customers, limiting the
Company’s ability to pursue or offer new offerings, and requiring changes to our business. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.
In addition, recently there has been heightened governmental scrutiny of the manner in which pharma manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. Most significantly, in August 2022, former President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare
Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part
D benefit (beginning in 2024);  and replaces the Part D coverage gap discount program with a new manufacturer discounting program (beginning in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiation program is currently subject to legal challenges. In addition, the IRA delayed the final rule removing safe harbor protection for price reductions given by pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law, until 2032. The impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.
Congress has and is likely to continue to scrutinize key participants in the healthcare industry, including PBMs. A number of bills have been introduced in Congress that would further regulate PBMs and impose additional requirements.
The FTC has issued statements about PBMs and conducted a study of PBMs that resulted in two published reports, which could motivate further actions by Congress with respect to PBM regulation. Any findings in the report may motivate further actions by Congress with respect to PBM regulation. In September 2024, the FTC filed an administrative complaint against the three largest PBMs and their affiliated group purchasing organizations alleging that the PBMs engaged in anti-
competitive and unfair practices that increased costs for insulin medication. It is unclear what the results of this matter will be, and what impact this will have on the PBM industry and our business, financial condition and results of operations. For information regarding certain antitrust litigation initiated against us regarding our relationship with PBMs, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and our risk factor titled
“We are, and may become in the future, subject to various legal proceedings and claims that arise in or outside the ordinary course of business, which may require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.”
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control medication pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, disclosure, transparency and reporting requirements to regulatory agencies regarding marketing costs and discounts provided to patients, such as those provided through our prescription transactions offering and subscription offerings, for prescription medications dispensed by pharmacies, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, the
Supreme Court held in December 2020 in Rutledge v. Pharmaceutical Care Management that ERISA, a federal statute, did not preempt an Arkansas state law that regulates PBM reimbursements to network pharmacies and other standards for
PBMs’ reimbursements to network pharmacies. As a result of this holding, some states have passed, and other states may pass similar legislation or may otherwise attempt to regulate PBMs, which could have impacts on the healthcare industry.
Further, we may see heightened regulatory scrutiny from state regulators related to our integrated savings programs, particularly with respect to insurance laws. These regulatory requirements and related scrutiny may impose timing and expense constraints on us or our industry partners that could adversely affect our partnerships or our operations.
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
As of December 31, 2024, the holders of our Class B common stock, including the parties to our stockholders agreement, who also hold a significant portion of our Class B common stock, own approximately 96.3% of the combined voting power of our Class A and Class B common stock, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to 10 votes, until the earlier of, (i) the first date on which the aggregate number of outstanding shares of our Class B common stock ceases to represent at least 10% of the aggregate number of our outstanding shares of common stock and (ii) September 25, 2027, on all matters submitted to a vote of our stockholders. Moreover, the parties to our stockholders agreement, who also hold Class A and Class B common stock, own approximately 94.8% of the combined voting power of our Class A and Class B common stock as of
December 31, 2024. In addition, we have agreed to nominate to our Board individuals designated by Silver Lake, Francisco
Partners, Spectrum and Idea Men, LLC in accordance with our stockholders agreement. Silver Lake, Francisco Partners,
Spectrum and Idea Men, LLC each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, they will still be able to significantly influence or effectively control the composition of our Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our
Class B common stock, the parties to our stockholders agreement may be able to cause or prevent a change of control of our company or a change in the composition of our Board, and could preclude any unsolicited acquisition of our company.
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
As of December 31, 2024, the parties to our stockholders agreement collectively own approximately 72.0% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our Class A common stock. The sale by the parties to our stockholders agreement of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our Class A common stock.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of these legal proceedings cannot be predicted with certainty. Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine, as well as injunctive relief or other remedies that could adversely impact our operations. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Our litigation and regulatory risk profiles could change as we continue to offer new services and expand in business areas, and we may face increased legal and regulatory risks related to our integrated savings program and evolving relationships with PBMs. For example, our integrated savings program may be subject to additional regulations under various state insurance laws. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock. In addition, such lawsuits may make it more difficult to finance our operations. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2024, certain affiliates of Silver Lake, Francisco Partners, Spectrum and Idea Men, LLC own
approximately 94.8% of the combined voting power of our Class A and Class B common stock and are parties, among others, to a stockholders agreement. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
We do not intend to rely on all of these exemptions. However, as long as we remain a “controlled company,” we rely on certain of these exemptions and may elect in the future to take advantage of any of these exemptions. As a result of any such election, our Board would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors, as applicable. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Stock Market rules.

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
We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on the number and timing of our consumers using our platform, signing up for a subscription or using the services provided by our telehealth platform, as well as pharma manufacturers' spending patterns, which are uncertain. Additionally, our business is affected by general economic and business conditions around the world. A softening in income, whether caused by changes in consumer preferences, the closure of retail pharmacy locations or a weakening in global economies or otherwise, may result in decreased revenue levels, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in income. This inability could result in lower net income or greater net loss in a given quarter than expected.
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
There are also a number of changes to the patent laws being considered that, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Senate Judiciary
Committee’s Subcommittee on Intellectual Property in 2023 held hearings on modifying the test for patent eligibility under
Section 101 of the Patent Act to limit the ability to challenge claims for being abstract. Such changes could initially result in an increased value for issued patents, but depending on how the legislation is enacted, may adversely impact other issued patents which properly satisfied the patent eligibility test as of the time of examination, but might fail the new test depending on what is enacted. Alternatively, the USPTO could decide to strengthen its examination under Section 101, leading to fewer issuing patents or patents issuing with more limited scope. Similarly, over the last several years, Congress has considered expanding the test for patent definiteness under Section 112(f) of the Patent Act in a way that could result in a diminished value for issued patents. While proposed changes to that law in 2019 were not enacted, Congress could consider reintroducing these proposed changes in connection with its current exploration into amending the Section 101 law.
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
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have established and implemented a cybersecurity risk management program and information privacy program
(collectively, our “Cybersecurity and Privacy Programs”) that are collectively intended to protect the confidentiality, integrity, and availability of our critical information systems and the information residing therein. These programs are integrated into, and form a part of, our overall risk management program, and share similar methodologies, reporting channels and governance processes to those that apply across the broader risk management framework.
Key elements of our Cybersecurity and Privacy Programs include, but are not limited to the following:
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
We are subject to an evolving threat landscape that could pose various risks to our business, and such risks are regularly evaluated and managed via our Cybersecurity and Privacy Programs by internal and external experts. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. For more information regarding risks related to cybersecurity matters, please see Part I, Item 1A, “Risk Factors—We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.”
Cybersecurity Governance
Our Board and its committees have an active role in overseeing risk management and they have delegated to the Audit and Risk Committee oversight over our cybersecurity and data privacy risks, including oversight of management’s implementation of our Cybersecurity and Privacy Programs, except to the extent direct oversight by the Board is required by the FTC Order. The Audit and Risk Committee oversees management’s implementation of our Cybersecurity and Privacy
Programs, except to the extent direct oversight by the Board is required by the FTC Order.
The Audit and Risk Committee receives periodic reports from management regarding cybersecurity and privacy risks, any material updates thereto and a summary of any cybersecurity and/or privacy events or incidents that have occurred, in each case, since the most recent update provided to the Audit and Risk Committee. The Audit and Risk Committee reports to the full Board regarding its activities, including those related to cybersecurity and privacy. In addition, at least once every twelve months and promptly after the occurrence of certain specified cybersecurity/data privacy incidents, the Board and our
Chief Executive Officer and President receive the written Cybersecurity and Privacy Program materials, which include the results of the most recent cybersecurity and privacy risk assessment and any evaluations thereof or updates thereto
(collectively, the “Reporting Materials”). On an annual basis, management also leads the Board through a comprehensive review of the Reporting Materials, including, among other things, a review of the identified material cybersecurity and privacy risk exposures and the safeguards implemented to control such risk exposures.
Our Security Team is responsible for assessing and managing our material risks from cybersecurity threats and is primarily responsible for our overall Cybersecurity and Privacy Programs and collaborates with other employees and third parties to identify and mitigate applicable risks. Our Security Team is composed of certified cybersecurity professionals responsible for assessing and managing cybersecurity risks, led by the Senior Director of Information Security &
Compliance. The qualifications of our Security Team include the following industry-recognized certifications: ISC2 Certified
Information Systems Security Professional (CISSP), Certified Ethical Hacker (C|EH), Certified Incident Handler (GCIH),
Certified Intrusion Analyst (GCIA), GSEC, CompTIA Security+, A+ Network+, CISM, CCSK, MCSA, MCSE, MCP, MCT, and
Cisco Certified Network Associate (CCNA). The Senior Director of Information Security & Compliance reports to our Chief
Technology Officer, who has over 19 years of experience in information technology. The Senior Director of Information
Security & Compliance brings over 13 years of experience in risk management, cybersecurity and compliance. The Security

Team’s experience in information security and cybersecurity spans across various industries, including healthcare, technology, and critical infrastructure.
Under the Cybersecurity and Privacy Programs, our Security Team monitors, prevents, detects, mitigates, and remediates cybersecurity risks and incidents via various means, including monitoring threat intelligence from various sources, internal and external vulnerability management, and alerts and reports produced by security tools. Reporting of such risks is regularly provided to the Board and the Audit and Risk Committee, as applicable.
Item 2. Properties.
Our corporate headquarters is located in Santa Monica, California, where we lease approximately 74,000 square feet of space under a lease expiring in 2031. We also maintain smaller satellite offices across the United States, including in San
Francisco, California, Charleston, South Carolina, Asheville, North Carolina, New Albany, Ohio and New York, New York. We
believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.
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
Holders
As of February 18, 2025, there were 7 holders of record of our Class A common stock and 10 holders of record of our
Class B common stock.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
We did not sell any equity securities during the year ended December 31, 2024 that were not registered under the
Securities Act.
There were no repurchases of our Class A common stock during the three months ended December 31, 2024. See
Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our current $450.0 million stock repurchase program with no expiration date, which was publicly announced on February 29, 2024.
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
The following graph depicts the total cumulative stockholder return on our Class A common stock from September 23,
2020, the first day of trading of our Class A common stock on the Nasdaq Global Select Market, through December 31,
2024, relative to the performance of the Nasdaq Composite Index and the two industries we intersect, namely, the Dow
Jones Internet Services Index and S&P 500 Healthcare Index. The graph assumes an initial investment of $100 at the close of trading on September 23, 2020 and that all dividends paid by companies included in these indices have been reinvested.
The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

GoodRx Cumulative Total Return vs. Benchmarks

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
Mar 2023
Jun 2023
Sep 2023
Dec 2023
Mar 2024
Jun 2024
Sep 2024
Dec 2024
GoodRx Holdings, Inc. Class A
DJ Internet Service
NASDAQ Composite (TR)
S&P 500 / Health Care - SEC

Use of Proceeds
On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on
Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September
22, 2020.
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of December 31, 2024, we estimated we had used approximately $586.4 million of the net proceeds from our IPO: (i) $164.4 million for the acquisition of businesses that complement our business; (ii) $262.0 million for the repurchases of our Class A common stock; and (iii) $160.0 million for the repayment of our outstanding debt obligations. As of December 31, 2024, we had $300.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” and in other parts of this Annual Report on
Form 10-K. A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on
February 29, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of
Operations.”
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
We have seen rapid changes in the U.S. retail pharmacy landscape recently with Rite Aid's store closures in addition to announcements of store closures and reduction of footprint from various other retail pharmacies, including Walgreens.
Future store closures and reduction of footprint from retail pharmacies are expected to have an immediate adverse impact on our prescription volume and prescription transactions revenue. However, we believe this impact to be largely transient as we expect prescription volume to migrate to other in-network pharmacies in the near term. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs as a result of the pharmacies' increased focus on rationalizing their spending, which in turn has had and may have an impact on our prescription transactions revenue.
For the year ended December 31, 2024 as compared to the year ended December 31, 2023:
•Revenue increased 6% to $792.3 million from $750.3 million;
•Adjusted Revenue increased 4% to $792.3 million from $760.3 million;
•Net income and net income margin were $16.4 million and 2.1%, respectively, compared to net loss and net loss margin of $8.9 million and 1.2%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $260.2 million and 32.8%, respectively, compared to
$217.4 million and 28.6%, respectively.
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
Seasonality
We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. For our integrated savings program, we may experience stronger traffic during the first half of each year since more claims are likely to be routed through GoodRx while plan members are in the deductible phase of their health plans. We may also experience stronger demand for our pharma manufacturer solutions offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. In addition, this seasonality may impact revenue and sales and marketing expense. PBM-pharmacy issues, including changes in the retail landscape, as well as macroeconomic events such as the COVID-19 pandemic may have masked some of these trends in recent periods and may continue to impact these trends in the future.
Recent Development
On January 13, 2025, we acquired substantially all of the assets and assembled workforce of the prescription savings business of Vivid Clear Rx, Inc. for $30.0 million in cash. See Note 19 in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
We exited the fourth quarter of 2024 with over 7 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active
Consumers for the three months ended December 31, 2024 and subscribers to our subscription plans as of December 31,
2024.
Monthly Active Consumers

	Three Months Ended
(in millions)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Monthly Active Consumers	6.6	6.5	6.6	6.7	6.4	6.1	6.1	6.1
Subscription Plans
Subscription plans have been impacted by a sequential decline in our subscription plans for Kroger Savings as a result of reduced marketing spend in relation to that offering, which sunset in July 2024.

	As of
(in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Subscription plans	684	701	696	778	884	930	969	1,007
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
We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on operating lease assets, restructuring related expenses, legal settlement expenses, gain on sale of business and other income or expense, net. These excluded items are either non-cash charges or such that we believe do not represent our underlying core operating performance and that their exclusion provides investors with a better understanding of the factors and trends affecting our business. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of Adjusted
Revenue.
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
income (loss) margin, the most directly comparable financial measure calculated in accordance with GAAP, with Adjusted
EBITDA Margin:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net income (loss)	$16,390	$(8,868)
Adjusted to exclude the following:
Interest income	(23,273)	(32,171)
Interest expense	52,922	56,728
Income tax expense (benefit)	15,070	(46,704)
Depreciation and amortization	69,538	107,668
Other expense	2,660	4,008
Loss on extinguishment of debt	2,077	—
Financing related expenses (1)	898	—
Acquisition related expenses (2)	557	1,777
Restructuring related expenses (3)	8,902	27,023
Legal settlement expenses (4)	13,000	100
Stock-based compensation expense	99,026	104,820
Payroll tax expense related to stock-based compensation	2,471	1,693
Loss on operating lease assets (5)	—	1,353
Adjusted EBITDA	$260,238	$217,427

Revenue	$792,324	$750,265
Adjusted to exclude the following:
Client contract termination costs	—	10,000
Adjusted Revenue	$792,324	$760,265
Net income (loss) margin	2.1%	(1.2%)
Adjusted EBITDA Margin	32.8%	28.6%
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
(3)Restructuring related expenses include costs for various workforce optimization and organizational changes to better align with our strategic goals and future scale including employee severance and other personnel related costs, contract termination costs, and losses from the disposal of certain technology and certain capitalized software.
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
Prior to December 2023, we provided consumer incentives principally in the form of discounts to a limited number of consumers on a limited number of prescription drugs for a limited time ("limited marketing promotions"). Consumer discounts on prescription drugs with partner pharmacies as our customers were recognized as a reduction of prescription transactions revenue. For consumer discounts on prescription drugs with PBMs as our customers, we evaluate whether such discounts represent payments to a customer, which are recognized as a reduction of prescription transactions revenue if no distinct benefit is received, or whether the discounts relate to limited marketing promotions, which are recognized as sales and marketing expenses. We consider various factors including whether the discounts are made available for a limited time on a limited number of prescription drugs, consumer eligibility requirements, whether discounts are targeted towards consumer transactions with specific partner pharmacies or PBMs, and whether there is involvement or reasonable expectations of our customers with regards to the discounts. In December 2023, we implemented a change in some aspects of our consumer incentives program whereby the incentives are no longer limited marketing promotions and we believe our customers can now reasonably expect to benefit from these incentives. As a result, all consumer discounts subsequent to this change were and are expected to continue to be recognized as a reduction of prescription transactions revenue.
Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

(dollars in thousands)	Year Ended December 31, 2024	% of Total Revenue	Year Ended December 31, 2023	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$577,549	73%	$550,738	73%	$26,811	5%
Subscription revenue	86,536	11%	94,410	13%	(7,874)	(8%)
Pharma manufacturer solutions revenue	107,237	14%	85,065	11%	22,172	26%
Other revenue	21,002	3%	20,052	3%	950	5%
Total revenue	792,324		750,265
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	48,215	6%	66,925	9%	(18,710)	(28%)
Product development and technology	123,749	16%	135,836	18%	(12,087)	(9%)
Sales and marketing	367,114	46%	341,328	45%	25,786	8%
General and administrative	117,862	15%	125,515	17%	(7,653)	(6%)
Depreciation and amortization	69,538	9%	107,668	14%	(38,130)	(35%)
Total costs and operating expenses	726,478		777,272
Operating income (loss)	65,846		(27,007)
Other expense, net:
Other expense	(2,660)	—%	(4,008)	1%	1,348	(34%)
Loss on extinguishment of debt	(2,077)	—%	—	0%	(2,077)	n/m
Interest income	23,273	3%	32,171	4%	(8,898)	(28%)
Interest expense	(52,922)	7%	(56,728)	8%	3,806	(7%)
Total other expense, net	(34,386)		(28,565)
Income (loss) before income taxes	31,460		(55,572)
Income tax (expense) benefit	(15,070)	2%	46,704	6%	(61,774)	(132%)
Net income (loss)	$16,390		$(8,868)
Revenue
Prescription transactions revenue increased $26.8 million, or 5%, year-over-year, primarily as a result of a 7% increase in the number of our average Monthly Active Consumers from organic growth, including expansion of our integrated savings program, which integrates our discounts and pricing in a seamless experience over the pharmacy counter for eligible plan members served by certain PBM partners.
Subscription revenue decreased $7.9 million, or 8%, year-over year, primarily driven by a decrease in the number of subscription plans due to the sunset of Kroger Savings resulting in 684 thousand subscription plans as of December 31,
2024 compared to 884 thousand as of December 31, 2023. Kroger Savings contributed $9.0 million of subscription revenue in 2023 and $1.1 million in 2024. Given the subscription fee is higher for Gold relative to Kroger Savings, the sunset of
Kroger Savings resulted in a higher year-over-year decline in subscription plans relative to subscription revenue.
Pharma manufacturer solutions revenue increased $22.2 million, or 26%, year-over year, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers. The prior year included a
$10.0 million contract termination payment to a pharma manufacturer solutions client in connection with our restructuring activities, which was recognized as a reduction of revenue. vitaCare Prescription Services, Inc., ("vitaCare"), a solution impacted by the restructuring, contributed ($2.2) million of net revenue in 2023 (which is net of the $10.0 million contract termination payment described above) compared to nil in 2024. We expect pharma manufacturer solutions to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the change in mix of our various offerings.
Cost of revenue decreased $18.7 million, or 28%, year-over-year, primarily driven by a $17.0 million decrease in outsourced and in-house personnel and other costs related to consumer support and a $5.9 million decrease in allocated overhead due to lower average headcount, principally as a result of the restructuring of our pharma manufacturer solutions offering in 2023. The impact from these drivers was partially offset by a $3.8 million increase in processing fees due to growth in our prescription transactions revenue.
Product development and technology
Product development and technology expenses are primarily driven by changes in headcount and investments to support and develop our various products. We capitalize certain qualified costs related to the development of internal-use software, which may cause product development and technology expenses to vary from period to period.
Product development and technology expenses decreased $12.1 million, or 9%, year-over-year, primarily driven by a
$9.4 million decrease in payroll and related costs largely due to higher capitalization of such costs related to the development of internal-use software and a $8.0 million loss recognized in 2023 on the disposal of certain capitalized software that were not yet ready for their intended use, principally as a result of the restructuring of our pharma manufacturer solutions offering. The impact from these drivers was partially offset by a $4.3 million increase in third-party services and contractors associated with product development and allocated overhead.
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
Sales and marketing expenses increased $25.8 million, or 8%, year-over-year primarily driven by a $21.8 million increase in payroll and related costs, principally due to higher average headcount and higher stock-based compensation expense, due to a reversal in 2023 of previously recognized stock-based compensation expense as certain performance milestones were no longer probable of being met in addition to changes in our employee composition. The year-over-year change was also driven by a $12.6 million increase in advertising expenses, $11.0 million increase in third-party marketing expenses, and a $5.0 million increase in restructuring related costs. The impact from these drivers was partially offset by a
$27.1 million decrease in promotional expenses substantially in the form of consumer discounts. Beginning in December
2023, consumer discounts have been recognized as a reduction of revenue as a result of a change in some aspects of our consumer incentives program as described above.
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
General and administrative expenses decreased $7.7 million, or 6%, year-over-year, primarily driven by a $16.1 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020 and a $3.0 million decrease in professional fees. The impact from these drivers was partially offset by a net $12.9 million increase in an estimated loss with respect to ongoing class action litigations.
Depreciation and amortization
Our depreciation and amortization changes are primarily based on changes in our property and equipment, intangible assets, and capitalized software balances and estimates of useful lives.

Depreciation and amortization expenses decreased $38.1 million, or 35%, year-over-year, primarily driven by $46.7 million of amortization recognized in 2023 related to certain intangible assets, which had been accelerated in connection with the restructuring of our pharma manufacturer solutions offering. The impact from this driver was partially offset by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features.
Other Expense
We recognized other expense of $2.7 million in 2024 related to third-party transaction costs as a result of our debt refinance in July 2024. For additional information, see Note 12 in the notes to our audited consolidated financial statement appearing elsewhere in this Annual Report on Form 10-K. We recognized other expense of $4.0 million in 2023 related to an impairment loss on one of our minority equity interest investments.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $2.1 million in 2024 related to the write-off of a portion of existing unamortized debt issuance costs and discounts as a result of our debt refinance in July 2024. For additional information, see
Note 12 in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-
K.
Interest Income
Interest income decreased by $8.9 million, or 28%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense decreased by $3.8 million, or 7%, year-over-year, primarily due to lower average debt balances, partially offset by higher interest rates.
Income Taxes
In 2024, we had an income tax expense of $15.1 million compared to an income tax benefit of $46.7 million in 2023 and an effective income tax rate of 47.9% and 84.0%, respectively. The year-over-year change in our income taxes was primarily due to the tax benefit recognized in 2023 from the release of our valuation allowance against our beginning of the year net deferred tax assets in excess of tax amortizable goodwill. This was partially offset by a decrease in excess tax effects from equity awards, tax effects from nondeductible officers' compensation and an increase in U.S. federal research and development tax credits. For information regarding our valuation allowance analysis, see Part II, Item 7, "Management’s
Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—
Income Taxes—Valuation of Deferred Tax Assets" and Note 11 in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility, of which $12.0 million will mature on July 11, 2025 and $88.0 million on April 10, 2029. As of December 31, 2024, we had cash and cash equivalents of $448.3 million and $91.7 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, see Note 12 to our audited consolidated financial statements included elsewhere
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx,
Inc. were restricted pursuant to the terms of our debt arrangements as of December 31, 2024. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$183,892	$138,292
Net cash used in investing activities	(70,347)	(55,766)
Net cash used in financing activities	(337,495)	(167,395)
Net change in cash and cash equivalents	$(223,950)	$(84,869)
Net cash provided by operating activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The $45.6 million year-over-year increase in net cash provided by operations was due to an increase in earnings after adjusting for non-cash adjustments and a decrease of $24.0 million in cash outflow from changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by the timing of income tax payments and refunds, as well as by the timing of payments of accounts payable and collections of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities primarily consists of cash used for software development costs and capital expenditures, and may also include cash used for acquisitions and investments that we may make from time to time. The
$14.6 million increase in net cash used in investing activities was primarily driven by a $14.4 million increase in capitalization of certain qualified costs related to the development of internal-use software.
Net cash used in financing activities
Net cash used in financing activities primarily consists of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by debt borrowings, and proceeds from exercise of stock options as well as our employee stock purchase plan. The $170.1 million year-over-year increase in net cash used in financing activities was primarily driven by an increase of $161.7 million of net repayments on our term loan as a result of our debt refinance in July 2024 and a $54.9 million increase in payments for repurchases of our Class A common stock. The impact from these drivers was partially offset by a $35.7 million decrease in employee taxes paid related to net share settlement of equity awards and a $13.1 million increase in proceeds from exercise of stock options.
Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2024 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

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
During 2022, we acquired vitaCare Prescription Services, Inc. ("vitaCare") and our critical accounting estimates at the date of acquisition related to assumptions used in the valuation of developed technology and customer relationships intangible assets and the contingent consideration receivable.
The fair values of the developed technology and customer relationships were estimated using a discounted cash flow method and the fair value of the contingent consideration receivable at the acquisition date was based on the present value of the expected future annual minimum guaranteed payments in excess of the estimated fair value of the pharmacy services expected to be provided to the seller.
These methods included various assumptions and estimates including revenue and margin forecasts, our ability to renew contracts in a competitive bidding process and the necessary resources and investments to support these contracts, the seller's ability to continue to order such services given the seller's liquidity position, and discount rates. The discount rates reflected the perceived risk of each forecast, which required significant judgment. A change in the estimated risk of the cash flows would have changed the discount rates applied, which in turn could have significantly affected the valuation of our acquired developed technology, customer relationships intangible assets, and the contingent consideration receivable.
The contingency associated with the vitaCare contingent consideration receivable was resolved during 2022 which reduced its fair value to nil.
There were no business acquisitions during 2023 or 2024.
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
In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence. As of December 31, 2022, we maintained a full valuation allowance against our net deferred tax assets in excess of amortizable goodwill as the objectively verifiable negative evidence outweighed the positive evidence. We determined it was more likely than not that our deferred tax assets would not be realized. In 2023, our determination changed, as the objectively verifiable positive evidence outweighed the negative evidence. Positive evidence reviewed included sustained tax profitability (pre-tax earnings or losses adjusted for permanent book to tax differences), which was objective and verifiable, and anticipated future earnings. The sustained trend of tax profitability realized began in
2022 and has continued through the end of 2023. Additional positive evidence reviewed included (i) stock options granted that will expire 10 years from the date of grant if unexercised; and (ii) an indefinite carryforward period for certain deferred tax assets. Although we still have a significant number of outstanding stock options granted prior to our IPO available to be exercised in future tax periods, which may generate incremental excess tax benefits if they are exercised, the degree of excess tax benefits that will be realized in the future will depend on many factors outside of our control, including the closing prices of our Class A common stock in the future and stock option exercises being initiated by employees. Further, we have granted additional equity awards to our employees since our IPO at various closing prices of our Class A common stock which when vested or exercised, could offset, partially offset or supplement the incremental excess tax benefits to be realized from the exercise of stock options granted prior to our IPO in future tax periods. The positive evidence described above continued to hold through the end of 2024.
We apply judgment to consider the relative impact of negative and positive evidence and the weight given to negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Based on our evaluation of all available positive and negative evidence, and by placing greater weight on the sustained tax profitability achieved since 2022, which was objectively verifiable, and anticipated future earnings, we believed that a valuation allowance against the majority of our net deferred tax assets was no longer required and released $54.6 million of our valuation allowance as an income tax benefit during 2023. As of December 31, 2024 and 2023, we continued to believe that our net deferred taxes with the exception of certain standalone tax filings' net deferred tax assets would be realized. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations, and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We only have operations within the United States and therefore do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes.
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our debt arrangements which bears floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical
100 basis point increase in interest rates would have increased our interest expense by $5.3 million for the year ended
December 31, 2024.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of
December 31, 2024 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part IV,
Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2024, other than as described below for Trevor Bezdek and Douglas
Hirsch, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a "Rule 10b5-1 Trading Plan") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).
On December 16, 2024, Trevor Bezdek, our Co-Chairman and a director, and a grantor retained annuity trust, of which
Mr. Bezdek is the sole trustee and annuitant, early terminated their existing Rule 10b5-1 Trading Plan initially adopted on
June 7, 2024 for the sale of 5,391,994 shares of our Class A common stock, that was otherwise expected to remain in effect until the earlier of (i) June 6, 2025, (ii) the date on which all trades set forth in such plan had been executed, or (iii) such time as it was otherwise terminated according to its terms.
On December 16, 2024, Douglas Hirsch, a director, and a grantor retained annuity trust, of which Mr. Hirsch is the sole trustee and annuitant, early terminated their existing Rule 10b5-1 Trading Plan initially adopted on June 7, 2024 for the sale of 5,391,994 shares of our Class A common stock, that was otherwise expected to remain in effect until the earlier of (i) June
6, 2025, (ii) the date on which all trades set forth in such plan had been executed, or (iii) such time as it was otherwise terminated according to its terms.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following information with respect to our Board and executive officers is presented as of February 27, 2025:

Name	Age	Position at GoodRx	Principal Employment
Wendy Barnes	52	Chief Executive Officer, President & Director	Same
Christopher McGinnis	53	Chief Financial Officer & Treasurer	Same
Romin Nabiey	38	Chief Accounting Officer	Same
Trevor Bezdek	47	Co-Chairman & Director	Same
Scott Wagner	54	Co-Chairman & Director	—
Christopher Adams	45	Director	Partner at Francisco Partners Management, L.P.
Ronald E. Bruehlman	64	Director	Chief Financial Officer of IQVIA Holdings Inc.
Ian T. Clark	64	Director	Public Company Director
Dipanjan Deb	55	Director	Co-founder and Chief Executive Officer of Francisco Partners Management, L.P.
Douglas Hirsch	54	Director	—
Kelly J. Kennedy	56	Director	Chief Financial Officer of Willow Innovations
Gregory Mondre	50	Director	Co-Chief Executive Officer of Silver Lake
Agnes Rey-Giraud	60	Director	Founder and Chairman of Acera Surgical Inc.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

4.3	Description of Capital Stock	10-K	001-39549	4.3	2/29/24

4.4	Amended and Restated Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.2	8/28/20

4.5	Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated September 22, 2020	8-K	001-39549	10.1	9/28/20

4.6	Amended and Restated Investor Rights Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.4	8/28/20

10.1†	Form of Indemnification Agreement between GoodRx Holdings, Inc. and its directors and officers	S-1/A	333-248465	10.1	9/14/20

10.2†	Fifth Amended and Restated 2015 Equity Incentive Plan	10-Q	001-39549	10.2	11/12/20

10.3†	2020 Incentive Award Plan	S-1/A	333-248465	10.3	9/14/20

10.3.1†	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.1	9/14/20

10.3.2†	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-248465	10.3.2	9/14/20

10.3.3†	First Amendment to 2020 Incentive Award Plan	10-Q	001-39549	10.1	5/13/21

10.4†	GoodRx Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248465	10.4	9/14/20

10.5.1†	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Trevor Bezdek, dated April 25, 2023	8-K	001-39549	10.2	4/25/23

10.5.2†	First Amendment to Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Trevor Bezdek, dated October 25, 2024	8-K	001-39549	10.1	10/28/24

10.6.1+	First Lien Credit Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the joint lead arrangers and joint lead bookrunners party thereto, dated October 12, 2018	S-1/A	333-248465	10.13	8/28/20

10.6.2+	First Lien Security Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC., Iodine, Inc., and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.16	8/28/20

10.6.3+	First Lien Guaranty by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc. and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.17	8/28/20

10.6.4+	First Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, the lenders party thereto and Barclays Bank PLC, dated November 1, 2019	S-1/A	333-248465	10.14	8/28/20

10.6.5+	Second Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, Lighthouse Acquisition Corp., the lenders party thereto and Barclays Bank PLC, dated May 12, 2020	S-1/A	333-248465	10.15	8/28/20

10.6.6+	Third Amendment to First Lien Credit Agreement, dated June 29, 2023	10-Q	001-39549	10.5	8/9/23

10.6.7+	Fourth Amendment to First Lien Credit Agreement, dated July 7, 2023	10-Q	001-39549	10.6	8/9/23

10.6.8+	Fifth Amendment to First Lien Credit Agreement, dated February 20, 2024	8-K	001-39549	10.1	2/26/24

10.6.9+	Sixth Amendment to First lien Credit Agreement, dated July 10, 2024	8-K	001-39549	10.1	7/11/24

10.7.1^+	Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated September 6, 2019	S-1/A	333-248465	10.19	8/28/20

10.7.2^	First Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated August 14, 2020	10-Q	001-39549	10.1	8/12/21

10.7.3^+	Second Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated May 27, 2021	10-Q	001-39549	10.2	8/12/21

10.7.4	Third Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated March 18, 2022	10-Q	001-39549	10.1	5/10/22

10.7.5	Fourth Amendment to Office Lease Agreement by and between GoodRx, Inc. and Pen Factory Property Owner, LLC, dated February 7, 2024	10-Q	001-39549	10.1	5/9/24

10.8†	Offer Letter for Romin Nabiey, effective May 1, 2017	10-K	001-39549	10.19	3/1/23

10.9.1†+	Employment Agreement, by and between GoodRx, Inc. and Scott Wagner, dated April 25, 2023	8-K	001-39549	10.1	4/25/23

10.9.2†	First Amendment to Employment Agreement, by and between GoodRx, Inc. and Scott Wagner, dated March 13, 2024	8-K	001-39549	10.1	3/14/24

10.10.1†	Employment Agreement, by and between GoodRx, Inc. and Karsten Voermann, dated March 4, 2024	8-K	001-39549	10.1	3/7/24

10.10.2†	Separation Agreement & General Release, by and between GoodRx, Inc. and Karsten Voermann, dated January 17, 2025					*

10.11†	Employment Agreement, by and between GoodRx, Inc. and Wendy Barnes, dated December 12, 2024	8-K	001-39549	10.1	12/16/24

10.12†	Non-Employee Director Deferred Compensation Plan	10-K	001-39549	10.18	2/29/24

10.12.1†	Form of Director Deferred Cash Fees RSU Agreement	10-K	001-39549	10.18.1	2/29/24

10.12.2†	Form of Director Deferred RSU Agreement	10-K	001-39549	10.18.2	2/29/24

10.12.3†	Executive Severance Plan	10-Q	001-39549	10.1	8/8/24

10.12.4†	Non-Employee Director Compensation Program, dated July 8, 2024	10-Q	001-39549	10.2	8/8/24

10.13†	Employment Agreement, by and between GoodRx, Inc. and Christopher McGinnis, dated February 4, 2025	8-K	001-39549	10.1	2/5/25

10.14.1†	Offer Letter for Raj Beri, dated May 6, 2022	8-K	001-39549	10.1	5/9/22

10.14.2†	Letter Agreement, by and between GoodRx, Inc. and Raj Beri, dated May 30, 2023	8-K	001-39549	10.1	6/2/23

10.14.3†	Separation Agreement & Release, by and between GoodRx, Inc. and Raj Beri, dated February 22, 2024	8-K	001-39549	10.2	2/26/24

19.1	Insider Trading Compliance Policy					*

21.1	List of Subsidiaries of GoodRx Holdings, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1†	GoodRx Holdings Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39549	97.1	2/29/24

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GOODRX HOLDINGS, INC.

Date: February 27, 2025	By:	/s/ Christopher McGinnis
Christopher McGinnis
Chief Financial Officer & Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wendy Barnes	Chief Executive Officer, President & Director	February 27, 2025
Wendy Barnes	(Principal Executive Officer)

/s/ Christopher McGinnis	Chief Financial Officer & Treasurer	February 27, 2025
Christopher McGinnis	(Principal Financial Officer)

/s/ Romin Nabiey	Chief Accounting Officer	February 27, 2025
Romin Nabiey	(Principal Accounting Officer)

/s/ Trevor Bezdek	Co-Chairman & Director	February 27, 2025
Trevor Bezdek

/s/ Scott Wagner	Co-Chairman & Director	February 27, 2025
Scott Wagner

/s/ Christopher Adams	Director	February 27, 2025
Christopher Adams

/s/ Ronald E. Bruehlman	Director	February 27, 2025
Ronald E. Bruehlman

/s/ Ian T. Clark	Director	February 27, 2025
Ian T. Clark

/s/ Dipanjan Deb	Director	February 27, 2025
Dipanjan Deb

/s/ Douglas Hirsch	Director	February 27, 2025
Douglas Hirsch

/s/ Kelly J. Kennedy	Director	February 27, 2025
Kelly J. Kennedy

/s/ Gregory Mondre	Director	February 27, 2025
Gregory Mondre

/s/ Agnes Rey-Giraud	Director	February 27, 2025
Agnes Rey-Giraud

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of GoodRx Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoodRx Holdings, Inc. and its subsidiaries (the
"Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders’
equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes
(collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated
Framework (2013) issued by the COSO.
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
Revenue Recognition – Prescription Transactions Revenue Generated from PBMs and Direct Contracts with Partner
Pharmacies and Pharma Manufacturer Solutions Revenue Generated from Advertising Arrangements
As described in Note 2 to the consolidated financial statements, prescription transactions revenue is primarily generated from pharmacy benefit managers (“PBMs”), or customers, when a prescription is filled with the Company’s code provided through the Company’s platform. The Company has entered into direct contractual agreements with select pharmacies
("partner pharmacies"), that provide consumers access to prescription pricing negotiated directly with the partner pharmacies through the Company’s platform. The Company recognizes revenue at the point in time when a prescription is filled. Pharma manufacturer solutions revenue consists primarily of advertisements purchased by pharma manufacturers and other customers that appear on the Company’s apps and websites. Revenue for advertisements based on a fixed fee for a specified period of time is recognized ratably over the term of the arrangement. Customers may also purchase advertisements where the Company charges fees on a cost-per-click basis, advertisements placed in the Company’s direct mailers, or other content used in advertising. Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively. For the year ended December 31, 2024, prescription transactions revenue was $577.5 million, of which a majority relates to revenue generated from PBMs and partner pharmacies, and pharma manufacturer solutions revenue was
$107.2 million, of which a majority relates to revenue generated from advertising arrangements.
The principal consideration for our determination that performing procedures relating to revenue recognition for prescription transactions revenue generated from PBMs and partner pharmacies and pharma manufacturer solutions revenue generated from advertising arrangements is a critical audit matter is a high degree of auditor effort in performing procedures relating to the Company’s revenue recognition for these revenue streams.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for prescription transactions revenue generated from PBMs and partner pharmacies and pharma manufacturer solutions revenue generated from advertising arrangements. These procedures also included, among others (i) evaluating, on a sample basis, the appropriateness of revenue recognized for prescription transactions revenue generated from PBMs and partner pharmacies, and pharma manufacturer solutions revenue generated from advertising arrangements by obtaining and inspecting source documents, such as contracts, customer invoices, and cash receipts from customers and (ii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, customer invoices, and subsequent cash receipts from customers.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2025
We have served as the Company’s auditor since 2018.

GoodRx Holdings, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$448,346	$672,296
Accounts receivable, net	145,934	143,608
Prepaid expenses and other current assets	64,975	56,886
Total current assets	659,255	872,790
Property and equipment, net	12,664	15,932
Goodwill	410,769	410,769
Intangible assets, net	52,102	60,898
Capitalized software, net	124,781	95,439
Operating lease right-of-use assets, net	27,794	29,929
Deferred tax assets, net	77,182	65,268
Other assets	23,520	37,775
Total assets	$1,388,067	$1,588,800
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,137	$36,266
Accrued expenses and other current liabilities	99,130	71,329
Current portion of debt	5,000	8,787
Operating lease liabilities, current	5,636	6,177
Total current liabilities	123,903	122,559
Debt, net	486,711	647,703
Operating lease liabilities, net of current portion	46,040	48,403
Other liabilities	6,755	8,177
Total liabilities	663,409	826,842
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and nil shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 105,946 and 92,355 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively; and Class B: 1,000,000 shares authorized, 276,869 and 301,732 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	38	40
Additional paid-in capital	2,165,633	2,219,321
Accumulated deficit	(1,441,013)	(1,457,403)
Total stockholders' equity	724,658	761,958
Total liabilities and stockholders' equity	$1,388,067	$1,588,800
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenue	$792,324	$750,265	$766,554
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	48,215	66,925	65,079
Product development and technology	123,749	135,836	143,137
Sales and marketing	367,114	341,328	357,631
General and administrative	117,862	125,515	144,792
Depreciation and amortization	69,538	107,668	54,177
Total costs and operating expenses	726,478	777,272	764,816
Operating income (loss)	65,846	(27,007)	1,738
Other expense, net:
Other expense	(2,660)	(4,008)	—
Loss on extinguishment of debt	(2,077)	—	—
Interest income	23,273	32,171	9,274
Interest expense	(52,922)	(56,728)	(34,243)
Total other expense, net	(34,386)	(28,565)	(24,969)
Income (loss) before income taxes	31,460	(55,572)	(23,231)
Income tax (expense) benefit	(15,070)	46,704	(9,597)
Net income (loss)	$16,390	$(8,868)	$(32,828)
Earnings (loss) per share:
Basic	$0.04	$(0.02)	$(0.08)
Diluted	$0.04	$(0.02)	$(0.08)
Weighted average shares used in computing earnings (loss) per share:
Basic	385,737	410,315	412,858
Diluted	392,172	410,315	412,858

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$320	$610	$359
Product development and technology	24,649	30,096	35,190
Sales and marketing	33,374	20,311	21,036
General and administrative	40,683	53,803	63,649
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	400,562	$40	$2,247,347	$(1,415,707)	$831,680
Stock options exercised	2,192	—	9,128	—	9,128
Stock-based compensation	—	—	129,203	—	129,203
Vesting and settlement of restricted stock units	4,717	—	—	—	—
Common stock withheld related to net share settlement	(1,990)	—	(20,635)	—	(20,635)
Repurchases of Class A common stock	(8,456)	—	(101,721)	—	(101,721)
Net loss	—	—	—	(32,828)	(32,828)
Balance at December 31, 2022	397,025	$40	$2,263,322	$(1,448,535)	$814,827
Stock options exercised	1,828	—	6,288	—	6,288
Stock-based compensation	—	—	117,964	—	117,964
Vesting and settlement of restricted stock units	25,008	3	—	—	3
Common stock withheld related to net share settlement	(11,661)	(1)	(65,671)	—	(65,672)
Repurchases of Class A common stock (1)	(18,433)	(2)	(103,972)	—	(103,974)
Issuance of common stock through employee stock purchase plan	320	—	1,390	—	1,390
Net loss	—	—	—	(8,868)	(8,868)
Balance at December 31, 2023	394,087	$40	$2,219,321	$(1,457,403)	$761,958
Stock options exercised	3,287	—	18,887	—	18,887
Stock-based compensation	—	—	115,150	—	115,150
Vesting and settlement of restricted stock units	11,452	—	—	—	—
Common stock withheld related to net share settlement	(4,336)	—	(29,789)	—	(29,789)
Repurchases of Class A common stock (1)	(22,085)	(2)	(159,702)	—	(159,704)
Issuance of common stock through employee stock purchase plan	410	—	1,766	—	1,766
Net income	—	—	—	16,390	16,390
Balance at December 31, 2024	382,815	$38	$2,165,633	$(1,441,013)	$724,658
_____________________________________________________
(1)Repurchases of Class A common stock for the year ended December 31, 2024 and 2023 include 20.9 million and 12.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $151.4 million and $65.9 million, respectively. See "Note 14. Stockholders' Equity" for additional information.
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$16,390	$(8,868)	$(32,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,538	107,668	54,177
Loss on extinguishment of debt	2,077	—	—
Amortization of debt issuance costs	2,497	3,382	3,413
Non-cash operating lease expense	4,184	4,104	3,349
Stock-based compensation expense	99,026	104,820	120,234
Change in fair value of contingent consideration	—	—	18,057
Deferred income taxes	(11,914)	(65,562)	(497)
Gain on sale of business	—	—	(11,404)
Loss on operating lease assets	—	1,353	12,569
Loss on disposal of capitalized software	—	7,975	—
Loss on minority equity interest investment	—	4,008	—
Other	—	1,348	—
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	(2,326)	(26,467)	1,375
Prepaid expenses and other assets	6,327	(32,162)	(13,644)
Accounts payable	(21,241)	17,456	(874)
Accrued expenses and other current liabilities	25,709	21,253	(5,268)
Operating lease liabilities	(4,953)	(2,930)	(4,004)
Other liabilities	(1,422)	914	2,125
Net cash provided by operating activities	183,892	138,292	146,780
Cash flows from investing activities
Purchase of property and equipment	(1,240)	(1,043)	(3,967)
Acquisitions, net of cash acquired	—	—	(156,853)
Capitalized software	(69,107)	(54,723)	(51,247)
Investment in minority equity interest	—	—	(15,007)
Proceeds from sale of business	—	—	16,576
Net cash used in investing activities	(70,347)	(55,766)	(210,498)
Cash flows from financing activities
Proceeds from long-term debt	472,033	—	—
Payments on long-term debt	(639,038)	(5,271)	(7,029)
Payments of debt issuance costs	(2,673)	—	—
Repurchases of Class A common stock (1)	(158,845)	(103,974)	(101,721)
Proceeds from exercise of stock options	19,046	5,941	9,159
Employee taxes paid related to net share settlement of equity awards	(29,784)	(65,481)	(20,635)
Proceeds from employee stock purchase plan	1,766	1,390	—
Net cash used in financing activities	(337,495)	(167,395)	(120,226)
Net change in cash and cash equivalents	(223,950)	(84,869)	(183,944)
Cash and cash equivalents

Beginning of period	672,296	757,165	941,109
End of period	$448,346	$672,296	$757,165

Supplemental disclosure of cash flow information
Income tax paid, net	$23,623	$17,243	$4,356
Interest paid	55,099	48,799	30,702
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	2,049	52	22,491
Stock-based compensation included in capitalized software	16,124	13,144	8,969
Capitalized software included in accounts payable and accrued expenses and other current liabilities	8,118	7,826	4,176
Capitalized software transferred from prepaid assets	—	5,751	—
_____________________________________________________
(1)Repurchases of Class A common stock for the year ended December 31, 2024 and 2023 include 20.9 million and
12.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $151.4 million, and $65.9 million, respectively. See "Note 14. Stockholders' Equity" for additional information.
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
GoodRx Holdings, Inc. and its subsidiaries (collectively, "we", "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States (the "prescription transactions offering"). We also offer other healthcare products and services, including subscription programs, pharmaceutical ("pharma")
manufacturer solutions and telehealth services.
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
Segment Reporting and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly provided to the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM manages our business on the basis of one operating segment.
Our operating segment derives revenue in a manner as described in Note 2. Summary of Significant Accounting
Policies. During the years ended December 31, 2024, 2023 and 2022, all of our revenue was from customers located in the
United States. Our CODM is our principal executive officer, who is our Chief Executive Officer and President, the role previously held by our Interim Chief Executive Officer and before that, one of our Co-Chief Executive Officers. Consolidated net income or loss is the measure of segment profit or loss reviewed by our CODM in assessing segment performance and deciding how to allocate resources. Our CODM uses consolidated net income or loss to monitor budget versus actual results, review historical company performance trends, conduct benchmark analysis of our peers and competitors, and evaluate management’s compensation. Significant expenses included in the reported measure of segment profit or loss are reviewed by our CODM on a consolidated basis as presented in the accompanying consolidated statements of operations.
At December 31, 2024 and 2023, all of our right-of-use assets and property and equipment were in the United States.
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
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the year ended December 31, 2024, no customer accounted for more than 10% of our revenue. For the years ended December 31, 2023 and 2022, one customer accounted for 13% of our revenue. At December 31, 2024 and 2023, no customer accounted for more than 10% of our accounts receivable balance.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist primarily of U.S. treasury securities money market funds held with an investment bank and cash on deposit.
Cash equivalents, consisting of U.S. treasury securities money market funds, of $405.0 million and $605.5 million at
December 31, 2024 and 2023, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recognized at the amounts due from various customers, net of allowance for expected credit losses. We estimate our expected credit losses based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. We write off the asset when it is determined to be uncollectible. As of December 31, 2024 and 2023, the allowance for credit losses was not material.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-
line method over the estimated useful lives of the assets, which are five years for furniture and fixtures and three years for computer equipment. Leasehold improvements are depreciated on the straight-line basis over the shorter of the life of the asset or the remaining lease term. Expenditures for repairs and maintenance are charged to general and administrative expenses as incurred.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized an impairment loss of $4.0 million on one of our minority equity interest investments during the year ended December 31, 2023 which was presented as other expense on the consolidated statement of operations for the year then ended. We otherwise have not recognized any other impairment losses or changes resulting from observable price changes during the years ended December 31, 2024, 2023 and 2022. Equity investments included in other assets in the consolidated balance sheets was $15.0 million as of
December 31, 2024 and 2023.
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
Certain acquisitions contain provisions for contingent consideration to be transferred or received based on the post-
acquisition results of the acquired businesses. The acquisition date estimated fair value of contingent consideration associated with business combinations is based on the amount of the consideration expected to be transferred or received using significant inputs that are not observable in the market (Level 3 inputs). Contingent consideration is remeasured to its estimated fair value on a recurring basis. Changes in the estimated fair value of contingent consideration, if any, is recognized within general and administrative expenses in the consolidated statements of operations.
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. We had one reporting unit during 2024, 2023 and 2022. We review goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we may first perform an optional qualitative assessment. If we determine it is not more likely than not our reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of our reporting unit exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairments were recognized in 2024, 2023 or
2022. Gains and losses on the disposition of a business, which are recognized in general and administrative expenses in the consolidated statements of operations, include the carrying amount of goodwill related to the business disposed. When a portion of a reporting unit that constitutes a business is to be disposed of, the amount of goodwill to be included in that carrying amount is determined based on the relative fair values of the business disposed and the portion of the reporting unit that will be retained.
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
Lease payments include fixed payments and variable payments based on an index or rate, if any, and are recognized as lease expense on a straight-line basis over the term of the lease. Variable lease payments not based on a rate or index are expensed as incurred. The lease term includes options to extend or terminate the lease when it is reasonably certain they will be exercised. Certain of our leases contain renewal options for periods of up to ten years and early termination options by up to two years, at our election. We have not recognized any renewal or early termination options in our estimate of the lease term as they are not reasonably certain of exercise. Right-of-use assets are evaluated for impairment in accordance with ASC 360, Property, Plant, and Equipment, when events or changes in circumstances indicate that their carrying values may not be recoverable. After a right-of-use asset is impaired, the remaining carrying value of the right-of-use asset is de-
linked from the lease liability and amortized on a straight-line basis over the remaining lease term. The lease liability continues to be amortized using the same effective interest method as before the impairment. Thus, after impairment, the operating lease no longer qualifies for the straight-line treatment of total lease expense.
Impairment of Long-Lived Assets
We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that their carrying values may not be recoverable. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. If an asset is determined to be impaired, the impairment is measured by the amount that the carrying value of the asset exceeds its fair value. In 2022, we recognized an impairment loss of $11.3 million within general and administrative expenses to reduce the carrying value of an operating lease right-of-use asset we determined to sublease to its estimated fair value of $8.9 million as rental rates have declined since the date the lease was executed. The estimated fair value was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast.
Other than the aforementioned, we have not recognized any other material impairment losses of long-lived assets for the years ended December 31, 2024, 2023 and 2022.
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

Revenue
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised good or service is transferred to the customer in an amount that reflects the consideration for which we are expected to be entitled to in exchange for those services. We consider pharmacy benefit managers ("PBMs"), pharmacies, pharma manufacturers and consumers of our subscription and telehealth services, for which we have direct contractual agreements with, to be our primary customers. Consideration paid or payable to customers is recognized as a reduction of revenue if we do not receive a distinct good or service for which we can reasonably estimate fair value. Any excess of consideration paid or payable to customers over the fair value of a distinct good or service is also recorded as a reduction of revenue. The reduction of revenue is recognized at the later of when the related revenue is recognized or when we pay or promise to pay the consideration to the customers. Given the time between us transferring a promised good or service to the customer and the customer paying for that good or service is one year or less based on the terms of our revenue arrangements, as a practical expedient, we do not adjust the promised amount of consideration for effects of a significant financing component.
For the years ended December 31, 2024, 2023 and 2022, revenue comprised the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Prescription transactions revenue	$577,549	$550,738	$550,536
Subscription revenue	86,536	94,410	96,167
Pharma manufacturer solutions revenue (1)	107,237	85,065	99,425
Other revenue	21,002	20,052	20,426
Total revenue	$792,324	$750,265	$766,554
____________________________________________________
(1)Pharma manufacturer solutions revenue for the year ended December 31, 2023 included a $10.0 million contract termination payment to a pharma manufacturer solutions client in connection with our restructuring activities, which was recognized as a reduction of revenue. See "Note 17. Restructuring" for additional information.
Prescription Transactions Revenue
We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States. These services are free to the consumers.
Prescription transactions revenue is primarily generated from PBMs, or customers, when a prescription is filled with our code provided through our platform. We contract with PBMs that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. Beginning in late 2022, we began to enter into direct contractual agreements with select pharmacies ("partner pharmacies") that provide consumers access to prescription pricing negotiated directly with the partner pharmacies through our platform. The partner pharmacies are our customers in these arrangements.
Our performance obligation to our customers is to direct prescription volume through our platform for PBMs or process consumer claims at the point of sale for partner pharmacies, which may include marketing through our mobile apps, websites, and cards.
Contracts with customers provide that we are entitled to either a variable or fixed fee per transaction when a consumer uses our code from our platform to fill a prescription. Certain arrangements with customers provide that the amount of consideration we are entitled to is based on the volume of prescription fills each month. Our performance obligation is satisfied upon the completion of pharmacies filling prescriptions. We recognize revenue for our estimated fee due from the customers at a point in time when a prescription is filled.
In addition, the amount of consideration for which we are entitled may be adjusted in the event that a fill is determined ineligible, or based upon other adjustments allowed under the contracts with customers. We estimate the amount expected to be entitled to using the expected value method based on historical experience of the number of prescriptions filled, ineligible fills and applicable rates. We generally receive payment from our customers within thirty days of the month end in which the prescriptions were filled. However, portions of payments may not be received for up to one year to the extent of adjustments for ineligible fills.
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
All our consumer incentives are recognized at the time the prescription is filled. In December 2023, we implemented a change in some aspects of our consumer incentives program whereby the incentives are no longer limited marketing promotions and we believe our customers can now reasonably expect to benefit from these incentives. As a result, all consumer discounts subsequent to this change were recognized as a reduction of prescription transactions revenue.
Consumer incentives recognized as a reduction of revenue were $11.5 million in 2024, $8.8 million in 2023, and nil in 2022.
Consumer incentives recognized as sales and marketing expenses were not material in 2024, $27.3 million in 2023, and
$24.7 million in 2022.
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
Under Kroger Savings, subscribers paid an annual upfront fee, a portion of which we shared with Kroger, for a subscription that provided access to lower prices on prescriptions at Kroger pharmacies. Subscribers were able to enroll in
Kroger Savings through July 1, 2023 and the offering sunset in July 2024. Kroger Savings subscription fees were generally nonrefundable to the subscriber after the first thirty days unless we canceled the subscription, in which case the subscriber was entitled to a pro rata refund. We recognized revenue for Kroger Savings on a straight-line basis over the subscription period, net of the fee shared with Kroger.
Pharma Manufacturer Solutions Revenue
Pharma manufacturer solutions revenue consists primarily of advertisements purchased by pharma manufacturers and other customers that appear on our apps and websites. Revenue for advertisements based on a fixed fee for a specified period of time is recognized ratably over the term of the arrangement. Customers may also purchase advertisements where we charge fees on a cost-per-click basis, advertisements placed in our direct mailers, or other content used in advertising.
Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively.
Pharma manufacturers can also integrate their affordability solutions, such as co-pay cards, patient assistance programs, including point-of-sale discount programs, and other savings options onto our platform so that consumers can access certain medications. Our performance obligation is to connect consumers with our customers. We receive a fixed or variable fee per transaction when consumers purchase a medication. Revenue is recognized at a point in time when the prescription is filled.
In addition, pharma manufacturer solutions revenue in 2023 and 2022 included fees generated when pharmacies filled prescriptions for products sold by pharma manufacturers via our pharmacy services solution acquired through our acquisition of vitaCare Prescription Services, Inc. ("vitaCare"). We were entitled to a fixed fee per prescription from the pharma manufacturer for each of their patients assisted by us. Revenue for these arrangements was recognized at a point in time when the prescriptions were processed and filled through our pharmacy services solution. In 2023, we de-prioritized certain solutions under our pharma manufacturer solutions offering, which, among others, included solutions supported by
vitaCare. See "Note 17. Restructuring" for additional information.
We generally invoice customers in advance, in the month after the services are rendered, or in accordance with other specific contractual provisions. Payments are due generally within thirty to ninety days of invoice but may extend up to twelve months for a limited number of contracts.
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
Product development and technology expense consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, for employees involved in product development activities; costs related to third-
party services and contractors associated with product development, information technology and software-related costs; and
allocated overhead. Product development and technology costs also include, as applicable, losses from the disposal of capitalized development costs related to internal-use software that are not yet ready for their intended use.
Sales and Marketing
Sales and marketing costs consist primarily of advertising, marketing and promotional expenses for consumer acquisition and retention including certain consumer discounts that are expensed as incurred. Production costs are expensed as of the first date the advertisement takes place. Advertising costs were $211.4 million, $198.8 million and $226.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Sales and marketing expenses also include personnel costs, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions, for sales and marketing employees; costs related to third-party services and contractors; marketing software-related costs; and allocated overhead. Sales commissions are expensed as incurred.
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
When determining the fair value measurements for assets and liabilities which are required to be measured at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. Goodwill, intangible assets and other long-lived assets, and equity investments are measured at fair value on a nonrecurring basis, only if impaired. The carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature. The estimated fair value of our debt, which is based on inputs categorized as Level 2 in the fair value hierarchy, approximated its carrying value as of
December 31, 2024 and 2023.

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
•The fair value of common stock is determined on the grant date using the closing price of our Class A common stock.
•Expected volatility is based on a blended approach that utilizes our historical and implied volatility for periods in which we have sufficient information and the historical and implied volatility of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the stock option grants.
•The expected term is based on historical and estimates of future exercise behavior. For stock options considered to be “plain vanilla” options, the expected term is based on the simplified method, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. Substantially all of our stock options granted are considered to be "plain vanilla" options.
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
Basic and Diluted Earnings (Loss) Per Share
We have two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders of our Class A and Class B common stock are the same because they are entitled to the same liquidation and dividend rights.
We compute earnings (loss) per share using the two-class method required for participating securities. The two-class method requires net income to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In periods where we have net losses, losses are not allocated to participating securities as they are not required to fund the losses.
Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding includes contingently issuable shares where there is no circumstance under which those shares would not be issued.
We compute diluted earnings or loss per share under a two-class method. For periods when we have net income, net income is reallocated between common stock, potential common stock and participating securities. Stock-based awards that contain vesting provisions contingent on achievement of performance or market conditions are included in the computation of diluted earnings per share, if dilutive, from the beginning of the period or date of issuance if later, if all necessary conditions to vest have been satisfied during the period. If all conditions have not been met by the end of the period, dilutive earnings per share includes the number of shares that would be issuable if the end of the period were the end of the contingency period. Potential common stock principally includes stock options, RSUs and common stock resulting from early exercise of stock options computed using the treasury stock method. For periods where we have net losses, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by updating qualitative and quantitative reportable segment disclosure requirements, including disclosures about significant segment expenses that are regularly provided to the CODM and increased interim disclosure requirements, among others. This ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and is effective for interim periods within fiscal years beginning after December 15, 2024. Early adoption of this ASU is permitted. We adopted this ASU effective for the year ended December 31, 2024, which resulted in additional qualitative disclosures that can be found under the heading "Segment Reporting and Geographic Information" within "Note 2. Summary of Significant Accounting Policies."
Recently Issued Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. This ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date of this ASU. This ASU applies to all public entities and will be effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of this ASU is permitted. This
ASU should be applied either prospectively to financial statements issued for reporting periods after the effective date of this
ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statement disclosures.
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
3. Business Combinations and Dispositions
There have been no business combinations or dispositions for the year ended December 31, 2024.
Business Combinations
On April 14, 2022, we acquired all of the equity interests of vitaCare, a prescription technology and services platform, from TherapeuticsMD, Inc. (the "Seller") for a total purchase consideration of $131.8 million, inclusive of $149.9 million in cash, offset by contingent considerations with a net estimated acquisition-date fair value of $18.1 million. We incurred a total of $1.6 million of transaction costs associated with this acquisition during 2022. We acquired vitaCare as we believed it would strengthen and expand our business capabilities with respect to our pharma manufacturer solutions platform.
We accounted for the vitaCare acquisition using the acquisition method of accounting in accordance with ASC 805,
Business Combinations, and recognized tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The aggregate purchase consideration was principally allocated to tax deductible goodwill of $80.6 million and other intangible assets of $52.0 million comprised almost entirely of developed technology and customer relationships.
The contingent considerations recognized consisted of a contingent consideration receivable and a contingent consideration payable with estimated acquisition-date fair values of approximately $19.7 million and $1.7 million, respectively.
Contingent consideration payable - The contingent consideration payable was based upon vitaCare's achievement of certain revenue targets through 2023 which were not probable of being met as of December 31, 2022. Accordingly, we recognized the change in fair value of the contingent consideration payable of $1.7 million as a reduction of general and administrative expenses during 2022. The revenue targets were not met and the contingency was resolved as of December
31, 2023.
Contingent consideration receivable - vitaCare entered into a commercial agreement with the Seller in connection with the acquisition (the "commercial agreement") to provide certain pharmacy services to the Seller over an initial 5-year term with annual minimum guaranteed payments. The estimated fair value of the contingent consideration receivable at the acquisition date was based on the present value of the expected future annual minimum guaranteed payments in excess of the estimated fair value of pharmacy services expected to be provided to the Seller for each year over the initial 5-year term.
In December 2022, we eliminated the annual minimum guaranteed payments associated with the commercial agreement. As a result, the fair value of the contingent consideration receivable was effectively nil as the contingency was resolved and no future contingent payments will be received. We recognized the change in fair value of the contingent consideration receivable of $19.7 million within general and administrative expenses during 2022.
The following table reflects the pro forma unaudited consolidated results of operations for the periods presented as if the acquisition of vitaCare had occurred on January 1, 2021. The pro forma unaudited consolidated results of operations give effect to certain adjustments including: (i) costs incurred in connection with the acquisition; (ii) amortization expense related to the acquired intangible assets; and (iii) elimination of vitaCare's allocated interest expense. The pro forma unaudited consolidated results of operations are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

(in thousands)	Year Ended December 31, 2022
Pro forma revenue	$767,125
Pro forma net loss	$(40,901)
vitaCare's revenue in the year of acquisition of $5.6 million was included in the consolidated statement of operations for the year then ended. Disclosure of the standalone earnings or loss of vitaCare in the year of acquisition is not practicable as expenses associated with significant back-office, product development and technology and go-to-market processes of
vitaCare had been substantially integrated into our consolidated operations.
In 2022, we also acquired flipMD, Inc., a marketplace connecting practicing physicians with organizations seeking on-
demand medical expertise for $7.0 million in cash.
Dispositions
vitaCare Prescription Services, Inc.
In August 2023, our board of directors (our "Board") approved a plan to de-prioritize certain solutions under our pharma manufacturer solutions offering, which, among others, included solutions supported by vitaCare. See "Note 17.
Restructuring" for additional information.
Certain Assets of GoodRx Care, LLC
On December 9, 2022, we completed the sale of certain technology assets of GoodRx Care, LLC, our telehealth platform, for $19.5 million in cash. We recognized a $11.4 million pre-tax gain on the sale which was included as a reduction of general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022.
We continue to provide consumers access to telehealth services via our GoodRx Care platform after the date of sale.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2024	2023
Insurance recovery receivable (1)	$14,900	$12,900
Income taxes receivable	—	3,537
Reimbursable third-party payments (2)	22,944	15,481
Other prepaid expenses and other current assets (3)	27,131	24,968
Total prepaid expenses and other current assets	$64,975	$56,886
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
(3)Other current assets were not material as of December 31, 2024 and 2023.

5. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2024	2023
Leasehold improvements	$16,169	$15,998
Furniture and fixtures	9,459	9,460
Computer equipment	4,958	4,091
Construction in progress	308	169
Total property and equipment	30,894	29,718
Less: Accumulated depreciation	(18,230)	(13,786)
Total property and equipment, net	$12,664	$15,932
For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $4.5 million, $4.8 million and $4.6 million, respectively.
6. Goodwill
The following table presents changes in the carrying amount of goodwill:

	December 31,
(in thousands)	2024	2023
Balance at beginning of the year	$410,769	$412,117
Goodwill disposed	—	(1,348)
Balance at end of the year	$410,769	$410,769
7. Intangible Assets, Net
The following tables present details of our intangible assets, net:

	December 31, 2024
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$75,500	$(25,828)	$49,672	7.7
Developed technology	1-5	56,298	(54,297)	2,001	1.8
Trademarks	1-9	12,716	(12,287)	429	4.6
Content library	3	9,500	(9,500)	—	0.0
		$154,014	$(101,912)	$52,102	7.4

	December 31, 2023
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$75,500	$(19,223)	$56,277	8.7
Developed technology	1-5	56,298	(53,157)	3,141	2.8
Trademarks	1-9	12,716	(12,159)	557	5.3
Content library	3	9,500	(8,577)	923	0.3
		$154,014	$(93,116)	$60,898	8.2
For the years ended December 31, 2024, 2023 and 2022, amortization expense was $8.8 million, $59.0 million and
$23.2 million, respectively. Amortization of intangible assets acquired in connection with vitaCare was accelerated during the year ended December 31, 2023 as we de-prioritized certain solutions under our pharma manufacturer solutions platform for which these intangible assets supported. See "Note 17. Restructuring" for additional information.
At December 31, 2024, the expected amortization of intangible assets, net for future periods was as follows:

(in thousands)
Year Ending December 31,
2025	$7,838
2026	7,518
2027	6,739
2028	6,698
2029	6,659
Thereafter	16,650
$52,102
8. Capitalized Software, Net
The following table presents details of our capitalized software, net as follows:

	December 31,
(in thousands)	2024	2023
Capitalized software costs	$253,309	$170,645
Less: Accumulated amortization	(128,528)	(75,206)
Total capitalized software, net	$124,781	$95,439
For the years ended December 31, 2024, 2023 and 2022, amortization expense was $56.2 million, $43.9 million and
$26.4 million, respectively. Amortization had not started on $8.8 million of capitalized software costs that were not yet ready for intended use as of December 31, 2024.
At December 31, 2024, the expected amortization of capitalized software, net that has been placed into service for future periods was as follows:

(in thousands)
Year Ending December 31,
2025	$57,696
2026	41,894
2027	16,368
$115,958
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2024	2023
Accrued bonus and other payroll related	$28,260	$30,401
Accrued legal settlement	25,000	12,500
Accrued marketing	14,311	10,650
Income taxes payable	1,457	—
Reimbursable liabilities (1)	15,798	—
Deferred revenue	6,036	7,105
Other accrued expenses	8,268	10,673
Total accrued expenses and other current liabilities	$99,130	$71,329
_____________________________________________________
(1)Represents amounts owed to third parties on behalf of, and reimbursable from, certain customers.

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
For the years ended December 31, 2024, 2023 and 2022, lease expense of $8.1 million, $8.0 million and $6.2 million, respectively, was included in costs and operating expenses in the consolidated statements of operations.
For the years ended December 31, 2024, 2023 and 2022, cash paid for amounts affecting the measurement of our operating lease liabilities included in cash flows from operating activities was $9.7 million (excluding $1.7 million of cash collected from lease incentive receivable), $7.1 million and $6.4 million, respectively.
As of December 31, 2024 and 2023, the weighted average remaining lease term was 7.0 years and 7.8 years, respectively, and the weighted average discount rate was 7.0% and 6.8%, respectively.
The following table presents maturities of operating lease liabilities at December 31, 2024:

(in thousands)
Year Ending December 31,
2025	$5,636
2026	9,427
2027	9,612
2028	9,991
2029	10,107
Thereafter	23,486
Total operating lease payments	68,259
Less: Effects of discounting	(16,583)
Present value of operating lease liabilities	$51,676
Operating lease liabilities, current	$5,636
Operating lease liabilities, net of current portion	$46,040
The estimated operating lease payments included in the table above for 2025 have been reduced by lease incentives for leasehold improvements of $4.5 million.
11. Income Taxes
The components of our income taxes are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$23,155	$16,588	$6,974
State	3,829	2,270	3,120
Total current income tax expense	26,984	18,858	10,094
Deferred
Federal	(9,415)	(41,856)	(421)
State	(2,499)	(23,706)	(76)
Total deferred income tax benefit	(11,914)	(65,562)	(497)
Total income tax expense (benefit)	$15,070	$(46,704)	$9,597

The following is a reconciliation of the U.S. federal statutory rate of 21.0% to our effective income tax rate:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Income taxes computed at federal statutory rate	$6,607	$(11,670)	$(4,879)
State income taxes	1,050	(16,934)	2,465
Stock-based compensation	105	217	383
Excess tax related to stock-based compensation	3,163	6,131	4,565
Research and development credits, net of reserves	(4,589)	526	(6,401)
Nondeductible officers' compensation	6,997	10,641	12,295
Increase (decrease) in valuation allowance	533	(36,323)	68
Unrecognized tax benefits interest	532	259	133
Nondeductible penalties	3	2	318
Basis difference on disposition	—	—	659
Other	669	447	(9)
Income tax expense (benefit)	$15,070	$(46,704)	$9,597
Effective income tax rate	47.9%	84.0%	(41.3%)
Deferred tax assets, net consist of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Other assets	$5,404	$4,602
Operating lease liabilities	12,599	13,279
Stock-based compensation	12,254	10,804
Research and development credits, net of reserves	13,319	11,918
Tax credit carryforward	447	827
Charitable contribution carryforward	1,283	4,510
Goodwill	3,827	7,491
Capitalized research and development expenditures	27,289	14,935
Intangible assets	5,762	4,971
Accrued legal settlement	6,830	3,160
Net operating losses	9,966	10,458
Total deferred tax assets	98,980	86,955
Valuation allowance	(8,670)	(7,818)
Deferred tax assets, net of valuation allowance	90,310	79,137
Deferred tax liabilities
Other liabilities	(340)	(404)
Operating lease right-of-use assets, net	(6,774)	(7,265)
Property and equipment	(2,379)	(3,064)
Insurance recovery receivable	(3,635)	(3,136)
Total deferred tax liabilities	(13,128)	(13,869)
Total deferred tax assets, net	$77,182	$65,268
We recognized total excess tax expense of $3.7 million, $7.1 million and $5.4 million associated with equity award exercises and vesting in income tax (expense) benefit for the years ended December 31, 2024, 2023 and 2022, respectively.
We consider all available positive and negative evidence in our assessment of the recoverability of our net deferred tax assets each reporting period. In 2021, we had cumulative three-year pre-tax losses adjusted for permanent book to tax adjustments principally from substantial excess tax benefits realized in 2021 and 2020 and thus recognized a full valuation allowance against our net deferred tax assets in excess of amortizable goodwill which we maintained through the end of
2022. During 2023, we determined that a valuation allowance against the majority of our net deferred tax assets was no longer required primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences), which was objective and verifiable evidence, and anticipated future earnings. As a result, we released
$54.6 million of our valuation allowance and recognized it as an income tax benefit in the consolidated statement of operations for the year ended December 31, 2023.
As of December 31, 2024 and 2023, our valuation allowance is attributable to certain standalone tax filings' net deferred tax assets which are not more likely than not to be realized in the future. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.
At December 31, 2024, we had U.S. federal net operating loss carryforwards ("NOLs") of $22.6 million available to reduce future federal income taxes which are carried over indefinitely but utilization is subject to an 80% taxable income limitation. At December 31, 2024, we also had state NOLs of $109.0 million available to reduce future state income taxes which will expire in varying amounts beginning 2029. Additionally, as of December 31, 2024, we had California and other state research tax credits carryforwards of $24.1 million, of which $23.9 million generally may be carried forward indefinitely.
At December 31, 2024, tax years 2021 and forward were subject to examination by the Internal Revenue Service
(“IRS”), and tax years 2020 and forward were subject to examination by the various state taxing jurisdictions in which we are subject to tax. At December 31, 2024, we were not subject to any federal or state income tax audits.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2021	$14,796
Increases related to prior year tax positions	422
Increases related to current year tax positions	2,444
Decreases related to prior year tax positions	(1,160)
Lapse of statute of limitations	(1,804)
Gross unrecognized tax benefits at December 31, 2022	14,698
Increases related to prior year tax positions	409
Increases related to current year tax positions	746
Decreases related to prior year tax positions	(1,080)
Lapse of statute of limitations	(576)
Gross unrecognized tax benefits at December 31, 2023	14,197
Increases related to prior year tax positions	70
Increases related to current year tax positions	1,642
Lapse of statute of limitations	(2,479)
Gross unrecognized tax benefits at December 31, 2024	$13,430
As of December 31, 2024, we had gross unrecognized tax benefits of approximately $13.4 million, $11.8 million of which, if recognized, would impact our effective tax rate. We estimate the change in unrecognized tax benefits, due to the expiration of statute of limitations, will not be material in 2025.
As of December 31, 2024 and 2023, accrued interest and penalties related to uncertain tax positions were not material.
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
The 2024 Term Loan Facility bears interest, at our option, at either (i) a term rate based on the Secured Overnight
Financing Rate (“SOFR”), subject to a “floor” of 0.00%, plus a margin of 3.75%; or (ii) an alternate base rate plus a margin of
2.75%. Interest is paid monthly. The 2024 Term Loan Facility requires quarterly principal payments of $1.3 million beginning with the quarter ending March 31, 2025, with any remaining unpaid principal and any accrued interest due upon maturity. We may make voluntary prepayments of the 2024 Term Loan Facility from time to time, and we are required in certain instances related to asset dispositions, casualty events, non-permitted debt issuances and annual excess cash flow, to make mandatory prepayments of the 2024 Term Loan Facility.
In connection with the Sixth Amendment, we recognized a $2.1 million loss on the extinguishment of debt related to the write-off of a portion of existing unamortized debt issuance costs and discounts. Third-party transaction costs incurred related to the 2024 Term Loan Facility was $4.7 million, of which $2.7 million were expensed as incurred as other expense in our consolidated statement of operations for the year ended December 31, 2024. The remaining third-party transaction costs along with a $5.0 million original issue discount were presented as a reduction of debt, net on our consolidated balance sheet as of December 31, 2024.
The effective interest rate on our term loans for the years ended December 31, 2024, 2023 and 2022 was 9.05%,
8.46% and 5.02%, respectively.
We had no borrowings against the Revolving Credit Facility as of December 31, 2024 and 2023. Borrowings under our
Revolving Credit Facility, if any, bear interest, at our option, at either (i) Term SOFR plus a margin ranging from 2.50% to
3.00%; or (ii) an alternate base rate plus a margin ranging from 1.50% to 2.00%, each with the applicable margin dependent on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). We incur a commitment fee ranging from 0.25%
to 0.50% per annum, depending on our First Lien Net Leverage Ratio, on any unused commitments. In addition, the
Revolving Credit Facility has a fixed fronting fee of 0.125% per annum for aggregate undrawn and disbursed but unreimbursed letters of credit.
We had outstanding letters of credit issued against the Revolving Credit Facility for $8.3 million and $9.2 million as of
December 31, 2024 and 2023, respectively, which reduces our available borrowings under the Revolving Credit Facility. The outstanding letters of credit principally relate to a facility lease and is eligible to decrease by 10% of the then outstanding amount per year, commencing in 2023.
Our debt balance is as follows:

	December 31,
(in thousands)	2024	2023
Principal balance under 2024 Term Loan Facility	$500,000	$—
Principal balance under First Lien Term Loan Facility	—	661,797
Less: Unamortized debt issuance costs and discounts	(8,289)	(5,307)
	$491,711	$656,490
Amortization of debt issuance costs and discounts related to our term loans was recognized as interest expense of approximately $2.2 million, $3.0 million and $3.0 million in the consolidated statements of operations for the years ended
December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, we were subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit
Agreement. Additionally, GoodRx is restricted from making dividend payments, loans or advances to us. At December 31,
2024, we were in compliance with our covenants.
The following table presents details of the future principal payments under our 2024 Term Loan Facility at December 31,
2024:

(in thousands)
Year Ending December 31,
2025	$5,000
2026	5,000
2027	5,000
2028	5,000
2029	480,000
Total principal payments	$500,000
13. Commitments and Contingencies
Refer to “Note 10. Leases” and “Note 12. Debt,” for details of contractual obligations for our non-cancelable operating leases and principal payments under our debt agreements, respectively.

Purchase Commitments
As of December 31, 2024, we had several commitments with remaining terms in excess of one year with a variety of vendors for services to be used in the ordinary course of business totaling $12.6 million. We expect the majority of these commitments to be spent roughly evenly per annum through 2027.
Legal Contingencies
Consumer privacy class action - Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class actions lawsuits against Google, Meta, Criteo and us, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-
defendants. Four of the plaintiffs allege common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s Confidentiality of Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act,
and Unfair Competition Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications
Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General
Business Law. Four of these cases were originally filed in the United States District Court for the Northern District of
California ("NDCA") (Cases No. 3:23-cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge Araceli Martínez-Olguín in the NDCA. The court also set a briefing schedule for filing a single consolidated complaint, which the plaintiffs filed on May 21, 2023 (Case No. 3:23-cv-00501-AMO; the "NDCA Class
Action Matter"), as well as motions to dismiss and motions to compel arbitration. In addition to the aforementioned claims, the plaintiffs in the now consolidated matter bring claims under the Illinois Consumer Fraud and Deceptive Business
Practices Act, common law negligence and negligence per se, in each case, pleaded in the alternative. The plaintiffs are seeking various forms of monetary damages (such as statutory damages, compensatory damages, attorneys’ fees and disgorgement of profits) as well as injunctive relief. Briefing on the motions to dismiss and motions to compel arbitration was completed on August 24, 2023.
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
In response to the proposed settlement in the SDFL Class Action Matter, plaintiffs in the NDCA Class Action Matter filed
(i) on November 1, 2023, a motion in the NDCA for an order to require us to cease litigation of, or alternatively file a motion to stay in, the SDFL Class Action Matter and enjoin us from seeking settlement with counsel other than plaintiffs’ counsel in the NDCA Class Action Matter; and (ii) on November 2, 2023, a motion in the SDFL for that court to allow them to intervene and appear in the SDFL action, transfer the SDFL Class Action Matter to the NDCA and reconsider and deny its preliminary approval of the proposed settlement. The SDFL has issued an order requiring the SDFL plaintiffs to, among other things, file a response to the NDCA plaintiffs' motion to intervene. Additionally, U.S. District Judge Araceli Martínez-Olguín in the NDCA
issued an order for us to show cause as to why we should not be sanctioned for an alleged failure to provide notification to the NDCA of the pendency of the SDFL Class Action Matter. We filed our written response to this order on November 8,
2023. The NDCA held a hearing on November 14, 2023, and ordered parties to the litigation to participate in mediation. The parties participated in mediation on January 10, 2024, and agreed to participate in an additional day of mediation, which occurred on March 7, 2024.
On December 3, 2024, the SDFL plaintiffs filed a voluntary motion to dismiss, with prejudice, which was approved by the court on December 4, 2024. On November 25, 2024, we entered into a settlement agreement with the NDCA plaintiffs for $25.0 million, subject to approval by the court on June 12, 2025. Based on the settlement agreement, an estimated probable loss of $25.0 million was recognized within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2024. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court. In addition, while it is reasonably possible an incremental loss may have been incurred for the indemnification of certain parties named in the class action lawsuits, a loss, or a range of loss, is not reasonably estimable. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimate.
Securities class action & derivative lawsuits - On April 22, 2024, Lisa Marie Barsuli, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States
District Court for the Central District of California (Case No. 2:24-cv-3282). The plaintiffs seek compensatory damages and equitable relief as well as interest, fees and costs. The complaint alleges violations of Sections 10(b) and 20(a) of the
Exchange Act and Rule 10b-5 promulgated thereunder, and asserts that we and certain of our executive officers failed to disclose to investors the risk relating to a grocery chain taking actions that impacted acceptance of our discounted pricing for a subset of prescription drugs from PBMs, whose pricing we promote on our platform (the “grocer issue”), which occurred late in the first quarter of 2022. As alleged in the complaint, when we disclosed the occurrence of the grocer issue, our stock price fell, causing investor losses. On July 25, 2024, U.S. District Judge André Birotte Jr. appointed The Kalmanson Family as the lead plaintiff and approved selection of lead plaintiff's counsel. We filed a motion to dismiss the class action lawsuit on
November 19, 2024. On January 10, 2025, the plaintiffs filed their opposition to our motion to dismiss, and we filed our response on February 11, 2025.
Additionally, on various dates between May 23, 2024 and November 6, 2024, alleged stockholders Benjamin Solomon
(Case No. 2:24-cv-04301), Joseph Caetano (Case No. 2:24-cv-06993), Colby Mayes (Case No. 2:24-cv-07264), Sharon
Burgs (Case No. 2:24-cv-07281), and Stephen Bushansky (Case No. 2:24-cv-09611) each filed separate derivative lawsuits in the United States District Court for the Central District of California, in each case, purportedly on behalf of us against certain of our current and former executive officers and directors. The derivative complaints assert various claims, including for violations of, and contribution under, the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and violations of insider trading laws. The claims in each of these derivative lawsuits are based on allegations substantially similar to those in the class action lawsuit described above and also allege that we failed to maintain adequate internal controls. The plaintiffs in these derivative lawsuits are seeking declaratory relief, monetary damages, restitution, disgorgement of alleged illegal profits and/or certain governance reforms. On December 20,
2024, plaintiffs in the derivative lawsuits agreed to consolidate the cases and stay the action pending the resolution of the securities class action's motion to dismiss. On February 20, 2025, the court granted the stipulation.
Consumer state litigations - On May 28, 2024, The Bert and Annette Mullens Foundation filed a lawsuit against us in
Pope County, Arkansas, alleging that we violated an Arkansas statute related to the distribution of health-related discount cards. Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Ark. Code Ann. § 4-106-201(1). Furthermore, the statute provides that each card must
“expressly provide in bold and prominent type on the card or in a statement attached to the card that the consumer has the right to cancel his or her registration within thirty (30) days from the effective date of the card.” Ark. Code Ann. §
4-106-201(2). The plaintiff alleges that our cards did not comply with these requirements, and sought an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 2, 2024. Furthermore, on
June 11, 2024, the Minnesota Teamsters Service Bureau, also filed a lawsuit against us in Hennepin County, Minnesota, alleging that we violated a Minnesota statute related to the distribution of health-related discount cards. Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Minn. Stat. Ann. § 325F.784, subd. 1(1). The plaintiff alleges that our cards do not comply with these requirements and also seeks an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 17, 2024. Discovery is ongoing in both matters.
We intend to vigorously defend against the claims asserted in the securities class action, derivative lawsuits, and consumer state litigations. We believe we have meritorious defenses to such claims and based upon information presently known to management, we have not accrued a loss for these lawsuits as a loss is not probable nor reasonably estimable.
While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters. These pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, during the normal course of business, we
(including our directors and officers whom we indemnify) may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We have not accrued for a loss for any other matters as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 9. Accrued Expenses and Other Current Liabilities" for additional information.
Loss recoveries are recognized when a loss has been incurred and the recovery is probable. See "Note 4. Prepaid
Expenses and Other Current Assets" for additional information.
GoodRx as plaintiff in arbitration award - In February 2023, we initiated arbitration against Famulus Health, LLC
(“Famulus”) before the American Arbitration Association in relation to Famulus’ breach of an agreement entered into by
Famulus and us in June 2020, as amended (the “Agreement”). We asserted claims for Famulus' breach of the confidentiality and exclusivity provisions in the Agreement, seeking to recover damages and injunctive relief. On February 15, 2024, an arbitration award was rendered, which included a damages award and a permanent injunction (the "Arbitration Award").
Famulus filed a petition to vacate the Arbitration Award on February 21, 2024 in the United States District Court for the
District of South Carolina ("DSC"). We filed a petition to confirm the Arbitration Award on February 22, 2024 in the DSC. In
April 2024, several motions and oppositions were filed, which were consolidated by the DSC on April 12, 2024. On
September 11, 2024, the DSC entered an opinion and order denying Famulus’s motion to vacate the Arbitration Award and granting our motion to confirm the Arbitration Award as modified by the DSC. On October 11, 2024, we filed an application for writ of execution in the DSC, which was issued on October 16, 2024. The writ directs a U.S. Marshal of the District of
South Carolina to levy Famulus’s property in execution of our judgment. We cannot make any assurance as to the outcome of the Arbitration Award or if the Arbitration Award will be collected. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the Arbitration Award is realized or realizable, pursuant to ASC 450,
Contingencies.
14. Stockholders' Equity
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
During the years ended December 31, 2024, 2023 and 2022, 24.9 million, 12.0 million and 1.8 million shares of Class B common stock were converted into an equivalent number of shares of Class A common stock, respectively.
Share Repurchases
On February 23, 2022, our Board authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1)
under the Exchange Act. These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of December 31, 2024, we had
$290.3 million available for future repurchases of our Class A common stock under this repurchase program.
In November 2023, we repurchased 12.0 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from related parties,
Spectrum Equity VII, L.P., Spectrum VII Investment Managers' Fund, L.P., and Spectrum VII Co-Investment Fund, L.P.
(collectively, "Spectrum"), at a price of $5.47 per share, representing a discount from our closing share price of $5.76 on the date of the transaction execution. The repurchase closed on November 27, 2023 for an aggregate consideration of
$65.9 million, inclusive of direct costs and estimated excise taxes associated with the transaction.
In March 2024, we repurchased 14.6 million and 6.2 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from related parties, Francisco Partners IV, L.P. and Francisco Partners IV-A (collectively, "Francisco Partners") and Spectrum, respectively, for an aggregate repurchase of 20.9 million shares of our Class A common stock at a price of $7.19 per share, in each case representing a discount from our closing share price of $7.57 on the date of the transaction execution. These repurchases closed on March 11, 2024 for an aggregate consideration of $151.4 million, inclusive of direct costs and estimated excise taxes associated with these transactions.
These related party repurchases were approved by our Board and its Audit and Risk Committee (formerly Audit
Committee) as part of the aforementioned repurchase programs.
The following table presents information about our repurchases of our Class A common stock:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Number of shares repurchased	22,085	18,433	8,456
Cost of shares repurchased (1)	$159,704	$103,974	$101,721
_____________________________________________________
(1)Cost of shares repurchased for the year ended December 31, 2024 and 2023 includes changes to the estimated excise taxes associated with past repurchases of our Class A common stock.

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
At December 31, 2024, 78.4 million shares were available for issuance under the 2020 Plan.
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
The stock-based compensation cost related to ESPP is not material to our consolidated financial statements. At
December 31, 2024, 24.1 million shares were available for issuance under the ESPP.
Stock Options
Stock options granted for newly-hired employees generally vest as to 25% of the total award on the first anniversary of the employment start date, and thereafter ratably quarterly over the remaining three-year period. Annual refresh stock option grants for employees generally vest quarterly over a four-year period. In limited circumstances, stock option grants to senior level executives may have early exercise rights and shorter vesting terms than the aforementioned. All stock options have a ten-year term. Stock options granted do not include any forfeitable or non-forfeitable dividend equivalent rights.
In April 2023, our Board appointed Scott Wagner as our Interim Chief Executive Officer. In May 2023, our Board granted
Mr. Wagner a stock option award covering 3.0 million shares of our Class A common stock with a grant date fair value of
$9.6 million that vests in twelve equal monthly installments. In March 2024, our Board granted Mr. Wagner a stock option award covering 0.9 million shares of our Class A common stock with a grant date fair value of $4.0 million that vests in eight equal monthly installments. As of December 31, 2024, all stock option awards of Mr. Wagner were fully vested and exercisable.
On December 12, 2024, our Board appointed Wendy Barnes as our Chief Executive Officer and President, effective
January 1, 2025, succeeding Mr. Wagner. In connection with her appointment, Ms. Barnes, among other compensation, will receive a stock option award with an aggregate value of $9.0 million. The number of shares of our Class A common stock subject to the stock option award shall be determined based on the per share Black- Scholes option pricing model as of the first trading day of the first “open window” that occurs following January 1, 2025. The stock option award is early exercisable and vests with respect to 25% of the total award on January 15, 2026, and thereafter quarterly over the remaining three-year period.
A summary of the stock option activity is as follows:

(in thousands, except per share amounts and term information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	23,500	$7.04	7.9 years	$20,689
Granted	4,890	7.18
Exercised	(3,287)	5.75		8,003
Expired / Cancelled / Forfeited	(3,988)	6.81
Outstanding at December 31, 2024	21,115	$7.32	7.2 years	$1,290
Exercisable at December 31, 2024	13,319	$7.49	6.7 years	$1,290

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2024,
2023 and 2022 was $4.75, $3.70 and $5.41, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $8.0 million, $5.8 million and $18.2 million, respectively. The fair value of stock options that vested during the years ended December 31, 2024, 2023 and 2022 was $26.2 million, $28.8 million and
$14.6 million, respectively.
All stock options outstanding at December 31, 2024 were options to purchase shares of Class A common stock. The fair value of option awards issued with service or performance vesting conditions are estimated on the grant date using the
Black-Scholes option pricing model. The following table summarizes the assumptions used:

Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.7% - 4.6%	3.4% - 4.4%	1.7% - 3.8%
Expected term	5.2 - 6.3 years	5.2 - 6.1 years	5.7 - 6.1 years
Expected stock price volatility	65% - 72.5%	70% - 77.5%	60% - 77.5%
Dividend yield	—	—	—
For the years ended December 31, 2024, 2023 and 2022, the stock-based compensation expense related to stock options was $25.7 million, $26.1 million and $12.7 million, respectively. At December 31, 2024, there was $33.8 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.5 years.
Restricted Stock Units
A summary of the Restricted Stock Unit activity is as follows:

(in thousands, except per share amounts)	Restricted Stock Units for Class A Common Stock	Restricted Stock Units for Class B Common Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	25,592	1,539	$8.99
Granted	12,869	—	7.24
Vested	(9,913)	(1,539)	11.40
Forfeited	(6,179)	—	7.30
Outstanding at December 31, 2024	22,369	—	$7.22
For the years ended December 31, 2024, 2023 and 2022, the fair value of RSUs that vested was $130.4 million, $137.5 million and $121.5 million, respectively.
Restricted Stock Units for Class A Common Stock
RSUs granted for newly-hired employees generally vest as to 25% of the total award on the first anniversary of the employment start date, and thereafter ratably quarterly over the remaining three-year period. Annual refresh RSU granted to employees generally vest quarterly over a four-year period. In limited circumstances, RSU grants to senior level executives may have shorter vesting terms than the aforementioned.
For the years ended December 31, 2024, 2023 and 2022, total stock-based compensation expense related to RSUs was $68.0 million, $57.0 million and $61.2 million, respectively. At December 31, 2024, there was $139.9 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 2.6 years.
Restricted Stock Units for Class B Common Stock
In September 2020, our Board granted RSUs covering an aggregate of 24.6 million shares of Class B common stock to our Co-Founders (the “Founders Awards”), subject to the completion of our initial public offering and continued employment through the applicable vesting dates. Each of our Co-Founders received (i) 8.2 million RSUs that vest based on the achievement of certain stock price goals and the settlement of shares is to be deferred by three-years from the applicable vesting date (the “Performance-Vesting Founders Awards”) and (ii) 4.1 million RSUs that vest and settle in equal quarterly installments over four years (the “Time-Vesting Founders Awards”), subject to certain vesting acceleration terms including to satisfy certain tax withholding obligations at the time of vesting. The grant date fair value of these awards totaled $533.3 million, of which $213.5 million related to the Time-Vesting Founders Awards and $319.8 million related to the Performance-
Vesting Founders Awards.
All of the Performance-Vesting Founders Awards vested in October 2020 and we settled 0.7 million RSUs to satisfy certain tax withholding obligations at that time. At the time of vesting, the remaining 15.7 million vested shares were contingently issuable where there was no circumstance under which those shares would not be issued. In October 2023, we net settled the remaining 15.7 million vested shares and remitted cash consideration of $44.5 million on behalf of our Co-
Founders to the relevant tax authorities to satisfy income tax withholding obligations. We withheld an aggregate of 8.1 million shares of our Class B common stock and delivered an aggregate of 7.6 million shares of our Class B common stock to our Co-Founders to net settle the award which was automatically converted to an equivalent number of shares of Class A common stock on the settlement date.
During the years ended December 31, 2024, 2023 and 2022, we recognized $4.4 million, $20.5 million and $44.5 million of stock-based compensation expense, respectively, related to the Founders Awards. Stock-based compensation expense related to the Founders Awards was fully recognized as of December 31, 2024.
16. Basic and Diluted Earnings (Loss) Per Share
The computation of earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022, is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income (loss)	$16,390	$(8,868)	$(32,828)
Denominator:
Weighted average shares - basic	385,737	410,315	412,858
Dilutive impact of stock options and restricted stock units	6,435	—	—
Weighted average shares - diluted	392,172	410,315	412,858
Earnings (loss) per share:
Basic	$0.04	$(0.02)	$(0.08)
Diluted	$0.04	$(0.02)	$(0.08)
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings (loss)
per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options and restricted stock units	20,682	46,606	31,587
17. Restructuring
From time to time, we implement restructuring plans and other cost savings initiatives, which may include workforce reductions as well as re-balancing of products and services. These restructuring activities are part of our strategic focus on scaling and re-balancing our cost structure to drive improved profitability.
In the fourth quarter of 2024, we launched initiatives to sunset a product feature used to attract and retain consumers and healthcare providers to our platform, which included a reduction in force. These initiatives were substantially completed as of December 31, 2024.
In the second quarter of 2023, we launched initiatives to de-prioritize certain solutions under our pharma manufacturer solutions offering. These initiatives were substantially completed as of December 31, 2023.
We did not have any material restructuring related activities in 2022.
The following table summarizes restructuring related costs by type incurred for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Non-cash charges (1) (2)	$7,329	$55,723
Cash charges
Personnel related costs (3)	1,993	9,430
Contract costs (4)	566	10,000
Total restructuring related costs	$9,888	$75,153
_____________________________________________________
(1)For the year ended December 31, 2024, non-cash charges principally relate to a $6.8 million loss on disposal of software license used to support the product feature that was sunset and presented within sales and marketing expenses in the consolidated statement of operations.
(2)For the year ended December 31, 2023, non-cash charges principally relate to (i) $46.7 million amortization of acquired intangible assets related to vitaCare and capitalized internal-use software that were accelerated through
December 31, 2023 and presented within depreciation and amortization in the consolidated statement of operations; and (ii) a $7.0 million loss on the disposal of certain capitalized software that were not yet ready for their intended use and presented within product development and technology expenses in the consolidated statement of operations. Non-cash charges also included $1.3 million loss on disposal of allocated goodwill attributable to vitaCare.
(3)Cash charges on personnel related costs consist of termination charges arising from severance obligations, continuation of salaries and benefits over a notification period during which impacted employees did not provide active service, and other customary employee benefit payments in connection with a reduction in force. For the year ended December 31, 2024, the majority of these costs were recognized in product development and technology expenses in the consolidated statement of operations. For the year ended December 31, 2023, $4.5 million of these costs were recognized in cost of revenue, $2.4 million in product development and technology, $2.2 million in sales and marketing with the remainder in general and administrative expenses in the consolidated statement of operations.
(4)For the year ended December 31, 2023, this cash payment relates to the termination of certain contracts with a pharma manufacturer solutions client, which was recognized as a reduction of revenue in the consolidated statement of operations.
As of December 31, 2024 and 2023, the liability associated with our restructuring related activities was not material.
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
The condensed financial information is presented on a “parent-only” basis, and GoodRx Holdings, Inc.’s investment in its subsidiary is stated at cost plus equity in earnings (loss) of subsidiary less distributions received from subsidiary since the date of acquisition. GoodRx Holdings. Inc.’s share of net income (loss) of its subsidiary is included in net income (loss) using the equity method of accounting.
During 2024, 2023 and 2022, GoodRx Holdings, Inc. received no dividends from its subsidiary.

The following table presents the parent-only balance sheets of GoodRx Holdings, Inc.:

(in thousands, except par values)	December 31, 2024	December 31, 2023
Assets
Cash	$30	$5
Other assets	—	164
Investment in subsidiary, net of distributions	724,628	761,790
Total assets	$724,658	$761,959
Liabilities and stockholders' equity
Total liabilities	$—	$1
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	38	40
Additional paid-in capital	2,165,633	2,219,321
Accumulated deficit	(1,441,013)	(1,457,403)
Total stockholders' equity	724,658	761,958
Total liabilities and stockholders' equity	$724,658	$761,959
The following table presents the parent-only statements of operations of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Equity in earnings (loss) of subsidiary	$16,390	$(8,868)	$(32,828)
Net income (loss)	$16,390	$(8,868)	$(32,828)
The following table presents the parent-only statements of cash flows of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$16,390	$(8,868)	$(32,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiary	(16,390)	8,868	32,828
Changes in assets and liabilities:
Other assets	164	(164)	80
Other current liabilities	(1)	1	—
Net cash provided by (used in) operating activities	163	(163)	80
Cash flows from investing activities
Distribution from subsidiary	167,679	162,287	113,117
Net cash provided by investing activities	167,679	162,287	113,117
Cash flows from financing activities
Repurchases of Class A common stock	(158,845)	(103,974)	(101,721)
Proceeds from exercise of stock options	19,046	5,941	9,159
Employee taxes paid related to net share settlement of equity awards	(29,784)	(65,481)	(20,635)
Proceeds from employee stock purchase plan	1,766	1,390	—
Net cash used in financing activities	(167,817)	(162,124)	(113,197)
Net change in cash	25	—	—
Cash
Beginning of period	5	5	5
End of period	$30	$5	$5

19. Subsequent Event
On January 13, 2025, we acquired substantially all of the assets and assembled workforce of VCRx, a prescription savings business of Vivid Clear Rx, Inc., for $30.0 million in cash. Similar to our prescription transactions offering, the acquired business operates a price comparison platform that provides consumer prescription savings through its partnership with PBMs. The acquisition expands our business capabilities and consumer reach, particularly with respect to our prescription transactions offering. The determination of the fair values of the acquired assets is incomplete due to the recent date of the acquisition. The results of operations of the acquired business will be included in our consolidated results beginning from the date of acquisition.