Form 10-Q
period 2025-03-31
GoodRx Holdings, Inc.
filed 2025-05-07
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025, the registrant had 100,300,165 shares of Class A common stock, $0.0001 par value per share, and
256,869,320 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the U.S. retail pharmacy landscape and macroeconomic environment, the impact of store closures and the announced bankruptcy of one of our retail partners on our business, our value proposition, our collaborations and partnerships with third parties, stock compensation, our stock repurchase program, realizability of deferred tax assets, our business strategy, our plans, market opportunity and growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, risks related to our limited operating history and early stage of growth; our recent growth rates may not be sustainable or indicative of future growth; our ability to achieve broad market education and change consumer purchasing habits; our general ability to continue to attract, acquire and retain consumers in a cost-effective manner; our significant reliance on our prescription transactions offering and ability to expand our offerings; changes in medication pricing and the significant impact of pricing structures negotiated by industry participants;
our general inability to control the categories and types of prescriptions for which we can offer savings or discounted prices;
our reliance on a limited number of industry participants, including pharmacy benefit managers, pharmacies, and pharma manufacturers; the competitive nature of industry; risks related to pandemics, epidemics or outbreak of infectious disease;
the accuracy of our estimate of our addressable market and other operational metrics; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform or maintain and enhance our brand; risks related to any failure to maintain effective internal control over ﬁnancial reporting; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our dependence on our information technology systems and those of our third-party vendors, and risks related to any failure or significant disruptions thereof; risks related to government regulation of the internet, e-
commerce, consumer data and privacy, information technology and cybersecurity; risks related to the use of AI and machine learning in our business; risks related to a decrease in consumer willingness to receive correspondence or any technical, legal or any other restrictions to send such correspondence; risks related to any failure to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards, and other requirements;
our ability to utilize our net operating loss carryforwards and certain other tax attributes; the risk that we may be unable to realize expected benefits from our restructuring and cost reduction efforts; our ability to attract, develop, motivate and retain well-qualified employees; risks related to our acquisition strategy; risks related to our debt arrangements; interruptions or delays in service on our apps or websites or any undetected errors or design faults; our reliance on third-party platforms to distribute our platform and offerings, including software as-a-service technologies; systems failures or other disruptions in the operations of these parties on which we depend; risks related to climate change; the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; litigation related risks; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to general economic factors, natural disasters or other unexpected events; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; risks related to the healthcare reform legislation and other proposed or future changes impacting the healthcare industry and healthcare spending which may adversely affect our business, financial condition and results of operations; as well as the other important factors discussed in the sections entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 10-K”) and this Quarterly Report on
Form 10-Q for the three months ended March 31, 2025, and in our other filings with the Securities and Exchange
Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$300,981	$448,346
Accounts receivable, net	160,117	145,934
Prepaid expenses and other current assets	79,110	64,975
Total current assets	540,208	659,255
Property and equipment, net	11,512	12,664
Goodwill	421,719	410,769
Intangible assets, net	68,359	52,102
Capitalized software, net	130,576	124,781
Operating lease right-of-use assets, net	22,898	27,794
Deferred tax assets, net	77,182	77,182
Other assets	22,817	23,520
Total assets	$1,295,271	$1,388,067
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$15,258	$14,137
Accrued expenses and other current liabilities	77,567	99,130
Current portion of debt	5,000	5,000
Operating lease liabilities, current	5,558	5,636
Total current liabilities	103,383	123,903
Debt, net	485,837	486,711
Operating lease liabilities, net of current portion	44,794	46,040
Other liabilities	6,910	6,755
Total liabilities	640,924	663,409
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and nil shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 103,944 and 105,946 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; and Class B: 1,000,000 shares authorized, 256,869 and 276,869 shares issued and outstanding at March 31, 2025 and December 31, 2024	36	38
Additional paid-in capital	2,084,272	2,165,633
Accumulated deficit	(1,429,961)	(1,441,013)
Total stockholders' equity	654,347	724,658
Total liabilities and stockholders' equity	$1,295,271	$1,388,067
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2025	2024
Revenue	$202,970	$197,880
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	13,364	12,468
Product development and technology	31,142	31,017
Sales and marketing	84,542	89,964
General and administrative	29,630	41,108
Depreciation and amortization	20,912	15,942
Total costs and operating expenses	179,590	190,499
Operating income	23,380	7,381
Other expense, net:
Interest income	3,932	7,555
Interest expense	(10,644)	(14,643)
Total other expense, net	(6,712)	(7,088)
Income before income taxes	16,668	293
Income tax expense	(5,616)	(1,302)
Net income (loss)	$11,052	$(1,009)
Earnings (loss) per share:
Basic	$0.03	$(0.00)
Diluted	$0.03	$(0.00)
Weighted average shares used in computing earnings (loss) per share:
Basic	379,196	390,048
Diluted	379,656	390,048

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$100	$76
Product development and technology	5,670	5,848
Sales and marketing	5,882	8,127
General and administrative	7,522	11,045
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	382,815	$38	$2,165,633	$(1,441,013)	$724,658
Stock options exercised	4	—	2	—	2
Stock-based compensation	—	—	23,312	—	23,312
Vesting and settlement of restricted stock units	2,136	—	—	—	—
Common stock withheld related to net share settlement	(802)	—	(3,757)	—	(3,757)
Repurchases of Class A common stock (1)	(23,340)	(2)	(100,918)	—	(100,920)
Net income	—	—	—	11,052	11,052
Balance at March 31, 2025	360,813	$36	$2,084,272	$(1,429,961)	$654,347
See accompanying notes to condensed consolidated financial statements.
_____________________________________________________
(1)Repurchases of Class A common stock for the three months ended March 31, 2025 include 20.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $84.9 million. See "Note 10.
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
_____________________________________________________
(1)Repurchases of Class A common stock for the three months ended March 31, 2024 include 20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $151.4 million. See "Note 10.
Stockholders' Equity" for additional information.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$11,052	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,912	15,942
Amortization of debt issuance costs and discounts	430	837
Non-cash operating lease expense	1,086	895
Stock-based compensation expense	19,174	25,096
Loss on operating lease asset	4,409	—
Other	286	—
Changes in operating assets and liabilities:
Accounts receivable	(14,183)	(1,161)
Prepaid expenses and other assets	(13,487)	3,339
Accounts payable	286	(2,452)
Accrued expenses and other current liabilities	(19,079)	924
Operating lease liabilities	(1,628)	(4)
Other liabilities	155	179
Net cash provided by operating activities	9,413	42,586
Cash flows from investing activities
Purchase of property and equipment	(142)	(407)
Acquisition	(30,000)	—
Capitalized software	(21,734)	(20,208)
Net cash used in investing activities	(51,876)	(20,615)
Cash flows from financing activities
Payments on long-term debt	(1,250)	(3,516)
Repurchases of Class A common stock (1)	(99,897)	(153,226)
Proceeds from exercise of stock options	2	2,584
Employee taxes paid related to net share settlement of equity awards	(3,757)	(6,814)
Net cash used in financing activities	(104,902)	(160,972)
Net change in cash and cash equivalents	(147,365)	(139,001)
Cash and cash equivalents
Beginning of period	448,346	672,296
End of period	$300,981	$533,295
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$4,138	$3,795
Capitalized software included in accounts payable and accrued expenses and other current liabilities	5,311	4,376
See accompanying notes to condensed consolidated financial statements.
_____________________________________________________
(1)Repurchases of Class A common stock for the three months ended March 31, 2025 and 2024 include 20.0 million and 20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $84.9 million and $151.4 million, respectively. See "Note 10. Stockholders' Equity" for additional information.

GoodRx Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
GoodRx Holdings, Inc. was incorporated in September 2015 and has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. GoodRx, Inc. ("GoodRx"), a Delaware corporation initially formed in
September 2011, is a wholly-owned subsidiary of GoodRx Intermediate Holdings, LLC, which itself is a wholly-owned subsidiary of GoodRx Holdings, Inc.
GoodRx Holdings, Inc. and its subsidiaries (collectively, "we," "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States ("prescription transactions offering"). We also offer other healthcare products and services, including subscription programs, pharmaceutical ("pharma")
manufacturer solutions and telehealth services.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 27, 2025 ("2024 10-K"). The December 31, 2024 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending
December 31, 2025.
There have been no material changes in significant accounting policies during the three months ended March 31, 2025 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2024 10-K.
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
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly provided to the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM manages our business on the basis of one operating segment.
Our operating segment derives revenue in a manner as disclosed in "Note 2. Summary of Significant Accounting
Policies" in the notes to our consolidated financial statements included in our 2024 10-K. Our CODM is our principal executive officer, who is our Chief Executive Officer and President beginning in 2025. Consolidated net income or loss is the measure of segment profit or loss reviewed by our CODM in assessing segment performance and deciding how to allocate resources. Our CODM uses consolidated net income or loss to monitor budget versus actual results, review historical company performance trends, conduct benchmark analysis of our peers and competitors, and evaluate management’s compensation. Significant expenses included in the reported measure of segment profit or loss are provided to our CODM on a consolidated basis as presented in the accompanying condensed consolidated statements of operations.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$281.0 million and $405.0 million at March 31, 2025 and December 31, 2024, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended March 31, 2025, one customer accounted for 13% of our revenue. For the three months ended March 31, 2024, one customer accounted for 12% of our revenue. At March 31, 2025 and December 31, 2024, no customer accounted for more than 10% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. We did not recognize any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three months ended March 31, 2025 and 2024. Equity investments included in other assets on our condensed consolidated balance sheets were $15.0 million as of March 31, 2025 and December 31, 2024.
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
During the three months ended March 31, 2025, we recognized an impairment loss of $4.4 million within general and administrative expenses to reduce the carrying value of an asset group to its estimated fair value of $3.4 million. The asset group was comprised of an operating lease right-of-use asset and related improvements that we had determined to sublease in 2022. The facts and circumstances leading to the impairment were primarily based on a recently submitted sublease proposal which indicated a significant deterioration in the sublease market and rental rates whereby the carrying value of the asset group may not be recoverable. The estimated fair value was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax
Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. This ASU applies to all public entities and will be effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. Early adoption of this ASU is permitted. The disclosure requirements can be applied either on a prospective or retrospective basis.
We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statement disclosures, but expect the adoption of the pronouncement will lead to additional income tax disclosures in our consolidated financial statements for 2025 and future annual periods.
3. Business Combination
On January 13, 2025, we acquired substantially all of the assets and assembled workforce of VCRx, a prescription savings business of Vivid Clear Rx, Inc., for $30.0 million in cash. VCRx operates a price comparison platform that provides consumer prescription savings through its partnership with PBMs. The acquisition expands our consumer reach particularly with respect to our prescription transactions offering.
Goodwill associated with this acquisition totaled $11.0 million and primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce. The goodwill is deductible for tax purposes. Identifiable intangible assets related to this acquisition, totaled $19.0 million, of which $18.1 million was attributable to a customer related intangible asset, with an estimated useful life of 6 years.
Unaudited supplemental pro forma financial information, revenue and earnings from the date of acquisition, and transaction costs related to the VCRx acquisition have not been presented because the effects are not material to our condensed consolidated financial statements. The purchase accounting for the VCRx acquisition remains incomplete with respect to acquired intangible assets as we continue to gather and evaluate information about circumstances that existed as of the acquisition date.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Insurance recovery receivable (1)	$11,900	$14,900
Reimbursable third-party payments (2)	37,335	22,944
Other prepaid expenses and other current assets (3)	29,875	27,131
Total prepaid expenses and other current assets	$79,110	$64,975
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
(3)Other current assets were not material as of March 31, 2025 and December 31, 2024.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued bonus and other payroll related	$12,392	$28,260
Accrued legal settlement	25,018	25,000
Accrued marketing	10,268	14,311
Income taxes payable	6,757	1,457
Reimbursable liabilities (1)	7,278	15,798
Deferred revenue	6,307	6,036
Other accrued expenses	9,547	8,268
Total accrued expenses and other current liabilities	$77,567	$99,130
_____________________________________________________
(1)Represents amounts owed to third parties on behalf of, and reimbursable from, certain customers.
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at March 31, 2025 will be recognized as revenue within the subsequent twelve months. Of the $6.0 million of deferred revenue at December 31, 2024, $4.3 million was recognized as revenue during the three months ended March 31, 2025. Revenue recognized during the three months ended March 31, 2024 of $5.4 million was included as deferred revenue at December 31, 2023.
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
The effective income tax rate for the three months ended March 31, 2025 and 2024 was 33.7% and 444.4%, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three months ended March 31, 2025 and 2024 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
7. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $500.0 million term loan maturing on July 10, 2029 ("2024 Term Loan Facility"); and (ii) a revolving credit facility for up to $100.0 million
(the "Revolving Credit Facility") of which $12.0 million matures on July 11, 2025 and the remaining $88.0 million matures on
April 10, 2029. As of March 31, 2025, there were no changes to the terms of our 2024 Term Loan Facility and Revolving
Credit Facility as disclosed in Note 12 to our consolidated financial statements included in our 2024 10-K.
The effective interest rate on our term loans for the three months ended March 31, 2025 and 2024 was 8.52% and
8.77%, respectively.
We had no borrowings against the Revolving Credit Facility as of March 31, 2025 and December 31, 2024.
We had outstanding letters of credit issued against the Revolving Credit Facility for $8.3 million as of March 31, 2025 and December 31, 2024, which reduces our available borrowings under the Revolving Credit Facility.
Our debt balance is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Principal balance under 2024 Term Loan Facility	$498,750	$500,000
Less: Unamortized debt issuance costs and discounts	(7,913)	(8,289)
	$490,837	$491,711
The estimated fair value of our debt approximated its carrying value as of March 31, 2025 and December 31, 2024, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the

Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At March 31, 2025, we were in compliance with our covenants under the Credit Agreement.
8. Commitments and Contingencies
As of March 31, 2025, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2024 10-K.
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
On December 3, 2024, the SDFL plaintiffs filed a voluntary motion to dismiss, with prejudice, which was approved by the court on December 4, 2024. On November 25, 2024, we entered into a settlement agreement, with the NDCA plaintiffs for $25.0 million, subject to approval by the court on June 12, 2025. Based on the settlement agreement, an estimated probable loss of $25.0 million was recognized within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2024, and remained accrued as of March 31, 2025. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court. In addition, while it is reasonably possible an incremental loss may have been incurred for the indemnification of certain parties named in the class action lawsuits, a loss, or a range of loss, is not reasonably estimable. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimate.
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
Additionally, on various dates between May 23, 2024 and November 6, 2024, alleged stockholders Benjamin Solomon
(Case No. 2:24-cv-04301), Joseph Caetano (Case No. 2:24-cv-06993), Colby Mayes (Case No. 2:24-cv-07264), Sharon
Burgs (Case No. 2:24-cv-07281), and Stephen Bushansky (Case No. 2:24-cv-09611) each filed separate derivative lawsuits in the United States District Court for the Central District of California, in each case, purportedly on behalf of us against certain of our current and former executive officers and directors. The derivative complaints assert various claims, including for violations of, and contribution under, the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste and violations of insider trading laws. The claims in each of these derivative lawsuits are based on allegations substantially similar to those in the class action lawsuit described above and also allege that we failed to maintain adequate internal controls. The plaintiffs in these derivative lawsuits are seeking declaratory relief, monetary damages, restitution, disgorgement of alleged illegal profits and/or certain governance reforms. On December 20,
2024, plaintiffs in the derivative lawsuits agreed to consolidate the cases and stay the action pending the resolution of the securities class action's motion to dismiss. On February 20, 2025, the court granted the stipulation and consolidated the cases under Case No. 2:24-cv-04301-AB-JPR.
On April 23, 2025, the court granted our motion to dismiss the securities class action lawsuit, without prejudice and with leave to amend.
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
9. Revenue
For the three months ended March 31, 2025 and 2024, revenue comprised the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Prescription transactions revenue	$148,923	$145,395
Subscription revenue	21,017	22,601
Pharma manufacturer solutions revenue	28,648	24,509
Other revenue	4,382	5,375
Total revenue	$202,970	$197,880
10. Stockholders' Equity
On February 23, 2022, our board of directors ("Board") authorized the repurchase of up to an aggregate of
$250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act. These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of
March 31, 2025, we had $189.4 million available for future repurchases of our Class A common stock under the new stock repurchase program.
In March 2024, we repurchased 14.6 million and 6.2 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from related parties, Francisco Partners IV, L.P. and Francisco Partners IV-A (collectively, “Francisco Partners”) and Spectrum Equity VII,
L.P., Spectrum VII Investment Managers’ Fund, L.P., and Spectrum VII Co-Investment Fund, L.P. (collectively, “Spectrum”), respectively, for an aggregate repurchase of 20.9 million shares of our Class A common stock at a price of $7.19 per share, in each case representing a discount from our closing share price of $7.57 on the date of the transaction execution. The aggregate consideration for these repurchases was $151.4 million, inclusive of direct costs and estimated excise taxes associated with these transactions.
On March 16, 2025, we repurchased 10.0 million, 7.0 million, and 3.0 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase)
from related parties, Francisco Partners, Idea Men, LLC and Spectrum, respectively, for an aggregate repurchase of
20.0 million shares of our Class A common stock at a price of $4.20 per share, in each case representing a discount from our closing share price of $4.42 as of the last trading day prior to the execution date of these transactions. The aggregate consideration for these repurchases was $84.9 million, inclusive of direct costs and estimated excise taxes associated with these transactions.
These related party repurchases were approved by our Board and its Audit and Risk Committee as part of the aforementioned repurchase programs.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended March 31,
(in thousands)	2025	2024
Number of shares repurchased	23,340	21,329
Cost of shares repurchased	$100,920	$154,814
11. Basic and Diluted Earnings (Loss) Per Share
The computation of earnings (loss) per share for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income (loss)	$11,052	$(1,009)
Denominator:
Weighted average shares - basic	379,196	390,048
Dilutive impact of stock options and restricted stock units	460	—
Weighted average shares - diluted	379,656	390,048
Earnings (loss) per share:
Basic	$0.03	$(0.00)
Diluted	$0.03	$(0.00)
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings (loss)
per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options and restricted stock units	41,161	50,062
12. Subsequent Event
On April 16, 2025, we entered into a non-cancellable office lease agreement in New York, New York that extended the lease term of an existing space and provided for a new space, both of which end in early 2036. The total future minimum lease payments are approximately $14.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-
K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on February 27,
2025 (“2024 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" sections of our 2024 10-K and this
Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.
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
•“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a
Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our pharma manufacturer solutions offering, or consumers who used our telehealth offering. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. For example, a unique consumer who uses a GoodRx code twice in January, but who did not use our prescription transactions offering again in February or March, is counted as 1 in January and as 0 in both February and March, thus contributing 0.33 to our Monthly Active
Consumers for such quarter (average of 1, 0 and 0). A unique consumer who uses a GoodRx code in January and in March, but did not use our prescription transactions offering in February, would be counted as 1 in
January, 0 in February and 1 in March, thus contributing 0.66 to our Monthly Active Consumers for such quarter. Effective January 1, 2025, Monthly Active Consumers from acquired companies are included beginning from the acquisition date. Prior to January 1, 2025, Monthly Active Consumers from acquired companies were only included beginning in the first full quarter following the acquisition.
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
Overview
Our mission is to help Americans get the healthcare they need at a price they can afford. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. Copays on prescription medication have continued to trend upward in recent years and we believe as insurance providers continue to shift the cost burden more and more to consumers, consumers are now more than ever searching for sustainable and affordable healthcare solutions which we believe strengthens our value proposition. We believe our financial results reflect the significant market demand for our offerings and the value that we provide to the broader healthcare ecosystem.
We have seen rapid changes in the U.S. retail pharmacy landscape recently with announcements of store closures and reduction of footprint from various retail pharmacies, including Rite Aid and Walgreens. Additionally, in early May 2025, Rite
Aid announced its plan to pursue a sale of substantially all of its assets through a voluntary bankruptcy process. Given the timing of this announcement, the estimated immediate impact of this plan on our revenue is not yet known, however, revenue through Rite Aid is currently forecasted to be less than 5% of our total revenue in 2025. Future store closures and reduction of footprint from retail pharmacies are expected to have an immediate adverse impact on our prescription volume and prescription transactions revenue. However, we believe this impact to be largely transient as we expect prescription volume to migrate to other in-network pharmacies in the near term. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs, including changes in retailer reimbursement models, as a result of the pharmacies' increased focus on rationalizing their spending, which in turn has had and may continue to have an impact on our prescription transactions revenue.
For the three months ended March 31, 2025 as compared to the same period of 2024:
•Revenue increased 3% to $203.0 million from $197.9 million;
•Net income and net income margin were $11.1 million and 5.4%, respectively, compared to net loss and net loss margin of $1.0 million and 0.5%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $69.8 million and 34.4%, respectively, compared to $62.8 million and 31.7%, respectively.
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
We exited the first quarter of 2025 with over 7 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active
Consumers for the three months ended March 31, 2025 and subscribers to our subscription plans as of March 31, 2025.
Monthly Active Consumers
We expect the changes in retail pharmacy reimbursement models as discussed above to result in a year-over-year decline in Monthly Active Consumers in the near term.

	Three Months Ended
(in millions)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Monthly Active Consumers	6.4	6.6	6.5	6.6	6.7
Subscription Plans
Subscription plans through the second quarter of 2024 included subscription plans for Kroger Savings, which sunset in
July 2024.

	As of
(in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Subscription plans	680	684	701	696	778
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
We define Adjusted Revenue for a particular period as revenue excluding client contract termination costs associated with restructuring related activities. We exclude these costs from revenue because we believe they are not indicative of past or future underlying performance of the business. For the three months ended March 31, 2025 and the full year of 2024, revenue was equal to Adjusted Revenue.
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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income (loss)	$11,052	$(1,009)
Adjusted to exclude the following:
Interest income	(3,932)	(7,555)
Interest expense	10,644	14,643
Income tax expense	5,616	1,302
Depreciation and amortization	20,912	15,942
Financing related expenses (1)	—	440
Acquisition related expenses (2)	26	174
Restructuring related expenses (3)	1,219	(125)
Legal settlement expenses (4)	—	13,000
Stock-based compensation expense	19,174	25,096
Payroll tax expense related to stock-based compensation	685	879
Loss on operating lease asset (5)	4,409	—
Adjusted EBITDA	$69,805	$62,787

Revenue	$202,970	$197,880
Net income (loss) margin	5.4%	(0.5%)
Adjusted EBITDA Margin	34.4%	31.7%
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
(5)Loss on operating lease asset represents losses incurred from time to time relating to the impairment or abandonment of leased office space.
Components of our Results of Operations
For a description of the components of our results of operations, refer to Note 2 to our audited consolidated financial statements included in our 2024 10-K. In addition, for a description of primary drivers that may cause our revenue, costs and operating expenses to fluctuate from period to period, including seasonality, refer to Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Three Months Ended March 31, 2025	% of Total Revenue	Three Months Ended March 31, 2024	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$148,923	73%	$145,395	73%	$3,528	2%
Subscription revenue	21,017	10%	22,601	11%	(1,584)	(7%)
Pharma manufacturer solutions revenue	28,648	14%	24,509	12%	4,139	17%
Other revenue	4,382	2%	5,375	3%	(993)	(18%)
Total revenue	202,970		197,880
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	13,364	7%	12,468	6%	896	7%
Product development and technology	31,142	15%	31,017	16%	125	0%
Sales and marketing	84,542	42%	89,964	45%	(5,422)	(6%)
General and administrative	29,630	15%	41,108	21%	(11,478)	(28%)
Depreciation and amortization	20,912	10%	15,942	8%	4,970	31%
Total costs and operating expenses	179,590		190,499
Operating income	23,380		7,381
Other expense, net:
Interest income	3,932	2%	7,555	4%	(3,623)	(48%)
Interest expense	(10,644)	5%	(14,643)	7%	3,999	(27%)
Total other expense, net	(6,712)		(7,088)
Income before income taxes	16,668		293
Income tax expense	(5,616)	3%	(1,302)	1%	(4,314)	331%
Net income (loss)	$11,052		$(1,009)
Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue increased $3.5 million, or 2%, year-over-year, primarily driven by improved unit economics related to contracting with our customers and partners and sales mix, partially offset by a 4% decrease in the number of our Monthly Active Consumers, primarily due to the broader changes in the retail pharmacy landscape including store closures and retail reimbursement models as discussed above. Our acquisition of VCRx (see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) did not materially contribute to the year-over-year changes in prescription transactions revenue and Monthly Active Consumers.
Subscription revenue decreased $1.6 million, or 7%, year-over-year, primarily driven by a decrease in the number of subscription plans principally due to the sunset of Kroger Savings with 680 thousand subscription plans as of March 31,
2025 compared to 778 thousand as of March 31, 2024. Given the subscription fee is higher for Gold relative to Kroger
Savings, the sunset of Kroger Savings resulted in a higher year-over-year decline in subscription plans relative to subscription revenue.
Pharma manufacturer solutions revenue increased $4.1 million, or 17%, year-over-year, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers. We expect pharma manufacturer solutions to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.

Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue remained relatively flat year-over-year, primarily driven by an increase in processing fees and hosting costs, substantially offset by a decrease in outsourced personnel costs related to consumer support.
Product development and technology
Product development and technology expenses remained relatively flat year-over-year, primarily driven by an increase in third-party services and contractors associated with non-capitalizable product development activities, partially offset by a decrease in payroll and related costs largely due to higher capitalization of such costs related to the development of internal-
use software.
Sales and marketing
Sales and marketing expenses decreased $5.4 million, or 6%, year-over-year, primarily driven by a $2.6 million decrease in third-party marketing expenses and a $1.9 million decrease in payroll and related expenses largely due to lower stock-based compensation expense as a result of changes in our employee composition.
General and administrative
General and administrative expenses decreased $11.5 million, or 28%, year-over-year, primarily driven by a net $13.0 million estimated legal settlement loss recognized in the first quarter of 2024 with respect to an ongoing class action litigation and a $2.4 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020 that fully vested by the end of 2024. The impact of these drivers was partially offset by a $4.4 million impairment loss related to a leased office space we recognized in the first quarter of 2025.
Depreciation and amortization
Depreciation and amortization expenses increased $5.0 million, or 31%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features.
Interest Income
Interest income decreased by $3.6 million, or 48%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds.
Interest Expense
Interest expense decreased by $4.0 million, or 27%, year-over-year, primarily due to lower average debt balances.
Income Taxes
For the three months ended March 31, 2025 and 2024, we had income tax expense of $5.6 million and $1.3 million, respectively, and an effective income tax rate of 33.7% and 444.4%, respectively. The year-over-year increase in income tax expense was primarily driven by an increase in income before income taxes and tax effects from our equity awards, partially offset by a decrease in the estimated annual effective income tax rate.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility, of which $12.0 million will mature on July 11, 2025 and $88.0 million on April 10, 2029. As of March 31, 2025, we had cash and cash equivalents of
$301.0 million and $91.7 million available under our revolving credit facility.
As of March 31, 2025, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations" of our 2024 10-K. In addition, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a contractual commitment we entered into in April 2025.

Based on our current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. Our future capital requirements will depend on many factors, including the growth of our business, the timing and extent of investments, sales and marketing activities, and many other factors as described in Part I, Item 1A, "Risk Factors" of our 2024 10-K.
If necessary, we may borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the current economic uncertainty, including rising inflation, new or increased tariffs and socio-political events, has resulted in, and may continue to result in, significant disruption of global financial markets, including rising interest rates, which could reduce our ability to access capital. If we are unable to raise additional funds when needed or on the terms desired, our business, financial condition and results of operations could be adversely affected.
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of March 31, 2025. Since the restricted net assets of GoodRx,
Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note 18 to our consolidated financial statements included in our 2024 10-K for the condensed parent company financial information of
GoodRx Holdings, Inc.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$9,413	$42,586
Net cash used in investing activities	(51,876)	(20,615)
Net cash used in financing activities	(104,902)	(160,972)
Net change in cash and cash equivalents	$(147,365)	$(139,001)
Net cash provided by operating activities
The $33.2 million year-over-year decrease in net cash provided by operations was driven by a $48.8 million increase in cash outflow from changes in operating assets and liabilities, partially offset by a $15.6 million increase in net income after adjusting for non-cash adjustments. Changes in operating assets and liabilities were principally driven by the timing of payments of prepaid services, accounts payable and accrued expenses, income tax payments and refunds, as well as collections of accounts receivable.
Net cash used in investing activities
The $31.3 million year-over-year increase in net cash used in investing activities was primarily driven by a $30.0 million increase  in cash paid for the acquisition of a business.
Net cash used in financing activities
The $56.1 million year-over-year decrease in net cash used in financing activities was primarily driven by a $53.3 million decrease in payments for repurchases of our Class A common stock, a $3.1 million decrease in employee taxes paid related to net share settlement of equity awards, and a $2.3 million decrease in payments on our term loans as a result of our refinancing in July 2024. The impact from these drivers was partially offset by a $2.6 million decrease in proceeds from the exercise of stock options.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.

Critical Accounting Policies and Estimates
During the three months ended March 31, 2025, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2024 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Part II, Item 1 is set forth in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk
Factors" of our 2024 10-K. There have been no material changes to the risk factors previously disclosed in our 2024 10-K, except as noted below:
General economic factors, natural disasters or other unexpected events may adversely affect our business, financial performance and results of operations.
Although we only operate in the United States, our business, financial performance and results of operations depend in part on worldwide macroeconomic economic conditions and their impact on consumer spending. Recessionary economic cycles, changing interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, tariffs, government spending freezes, unsettled financial markets and other economic factors that may affect costs of manufacturing prescription medications, consumer spending or buying habits could materially and adversely affect our customers, our consumers, and demand for our offerings. Volatility in the financial markets and deterioration in economic conditions, increasing inflation or increasing unemployment levels has also had and may continue to have a negative impact on consumer spending patterns. Changes and uncertainty can, among other things, reduce or shift spending away from medical treatments, procedures and doctors’
office visits.
In addition, negative national or global economic conditions have adversely affected the PBMs, partner pharmacies and pharma manufacturers we contract with and their associated industry participants, financial performance, liquidity and access to capital, and may continue to impact them. This may affect their ability to renew contracts with us on the same or better terms, which could impact the competitiveness of the discounted prices we are able to offer our consumers. Trade barriers, duties, tariffs, and retaliatory measures by the U.S. and other governments may impact the pharma manufacturers we contract with by increasing their costs of business, which could cause them to decrease their marketing spend on our offerings. All of these factors may be exacerbated by global financial conditions and other geopolitical factors, which could harm our business, financial condition and results of operations.
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
For example, our corporate headquarters and other facilities are located in California, which in the past has experienced both severe earthquakes and wildfires. Certain of these events may become more frequent or intense as a result of climate change or other environmental or social pressures. For more information, see our risk factor titled “We are subject to a series of risks related to climate change” previously disclosed in our 2024 10-K. If any of these events occurs, our business could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on
Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September
22, 2020.
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of March 31, 2025, we estimated we had used approximately $710.4 million of the net proceeds from our IPO: (i) $184.4 million for the acquisition of businesses that complement our business; (ii) $346.0 million for the repurchases of our Class A common stock; (iii) $160.0 million for the repayment of our outstanding debt obligations; and (iv)
$20.0 million for working capital and other general corporate purposes. As of March 31, 2025, we had $176.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
January 1 - 31	—	$—	—	$—
February 1 - 28	—	$—	—	$—
March 1 - 31	23,340,166	$4.32	23,340,166	$189,376
Total	23,340,166		23,340,166
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-
Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1	Separation Agreement & General Release, by and between GoodRx, Inc. and Karsten Voermann, dated January 17, 2025	10-K	001-39549	10.1	2/27/25

10.2	Employment Agreement, by and between GoodRx, Inc. and Christopher McGinnis, dated February 4, 2025	8-K	001-39549	10.1	2/5/25

10.3	Fifth Amendment to Office Lease Agreement by and between GoodRx, Inc. and Pen Factory Property Owner, LLC, dated January 2, 2025					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: May 7, 2025	By:	/s/ Wendy Barnes
Wendy Barnes
Chief Executive Officer & President
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Christopher McGinnis
Christopher McGinnis
Chief Financial Officer & Treasurer
(Principal Financial Officer)

Date: May 7, 2025	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)