Form 10-Q
period 2025-06-30
GoodRx Holdings, Inc.
filed 2025-08-06
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, the registrant had 98,580,674 shares of Class A common stock, $0.0001 par value per share, and
248,869,320 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the U.S. retail pharmacy landscape and macroeconomic environment, the impact of store closures and the announced bankruptcy of one of our retail partners on our business, our value proposition, our collaborations and partnerships with third parties, the impact of the recent volume reduction in one of our integrated savings programs, the anticipated expansion of our condition-specific subscription program, stock compensation, our stock repurchase program, realizability of deferred tax assets, impacts from recent tax legislation, our business strategy, our plans, market opportunity and growth and our objectives for future operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$281,318	$448,346
Accounts receivable, net	189,027	145,934
Prepaid expenses and other current assets	80,269	64,975
Total current assets	550,614	659,255
Property and equipment, net	10,732	12,664
Goodwill	421,719	410,769
Intangible assets, net	65,566	52,102
Capitalized software, net	138,287	124,781
Operating lease right-of-use assets, net	30,692	27,794
Deferred tax assets, net	77,182	77,182
Other assets	23,914	23,520
Total assets	$1,318,706	$1,388,067
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$25,411	$14,137
Accrued expenses and other current liabilities	95,677	99,130
Current portion of debt	5,000	5,000
Operating lease liabilities, current	4,821	5,636
Total current liabilities	130,909	123,903
Debt, net	484,972	486,711
Operating lease liabilities, net of current portion	52,745	46,040
Other liabilities	7,049	6,755
Total liabilities	675,675	663,409
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and nil shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 99,902 and 105,946 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; and Class B: 1,000,000 shares authorized, 252,869 and 276,869 shares issued and outstanding at June 30, 2025 and December 31, 2024	35	38
Additional paid-in capital	2,060,114	2,165,633
Accumulated deficit	(1,417,118)	(1,441,013)
Total stockholders' equity	643,031	724,658
Total liabilities and stockholders' equity	$1,318,706	$1,388,067
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2025	2024	2025	2024
Revenue	$203,070	$200,610	$406,040	$398,490
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	13,350	11,870	26,714	24,338
Product development and technology	29,933	30,854	61,075	61,871
Sales and marketing	84,870	93,454	169,412	183,418
General and administrative	28,379	27,589	58,009	68,697
Depreciation and amortization	19,729	16,965	40,641	32,907
Total costs and operating expenses	176,261	180,732	355,851	371,231
Operating income	26,809	19,878	50,189	27,259
Other expense, net:
Other income	694	—	694	—
Interest income	2,803	6,334	6,735	13,889
Interest expense	(10,729)	(14,566)	(21,373)	(29,209)
Total other expense, net	(7,232)	(8,232)	(13,944)	(15,320)
Income before income taxes	19,577	11,646	36,245	11,939
Income tax expense	(6,734)	(4,952)	(12,350)	(6,254)
Net income	$12,843	$6,694	$23,895	$5,685
Earnings per share:
Basic	$0.04	$0.02	$0.06	$0.01
Diluted	$0.04	$0.02	$0.06	$0.01
Weighted average shares used in computing earnings per share:
Basic	356,623	376,254	367,847	386,153
Diluted	357,159	384,732	368,345	393,620

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$122	$64	$222	$140
Product development and technology	6,323	6,259	11,993	12,107
Sales and marketing	5,929	9,396	11,811	17,523
General and administrative	9,041	10,871	16,563	21,916
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	382,815	$38	$2,165,633	$(1,441,013)	$724,658
Stock options exercised	4	—	2	—	2
Stock-based compensation	—	—	23,312	—	23,312
Vesting and settlement of restricted stock units	2,136	—	—	—	—
Common stock withheld related to net share settlement	(802)	—	(3,757)	—	(3,757)
Repurchases of Class A common stock (1)	(23,340)	(2)	(100,918)	—	(100,920)
Net income	—	—	—	11,052	11,052
Balance at March 31, 2025	360,813	$36	$2,084,272	$(1,429,961)	$654,347
Stock options exercised	2	—	1	—	1
Stock-based compensation	—	—	25,880	—	25,880
Vesting and settlement of restricted stock units	3,014	—	—	—	—
Common stock withheld related to net share settlement	(1,056)	—	(4,548)	—	(4,548)
Repurchases of Class A common stock	(10,224)	(1)	(46,351)	—	(46,352)
Issuance of common stock through employee stock purchase plan	222	—	860	—	860
Net income	—	—	—	12,843	12,843
Balance at June 30, 2025	352,771	$35	$2,060,114	$(1,417,118)	$643,031
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

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$23,895	$5,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,641	32,907
Amortization of debt issuance costs and discounts	869	1,663
Non-cash operating lease expense	2,065	1,930
Stock-based compensation expense	40,589	51,686
Loss on operating lease asset	4,409	—
Other	456	—
Changes in operating assets and liabilities:
Accounts receivable	(43,093)	(18,166)
Prepaid expenses and other assets	(15,796)	(5,981)
Accounts payable	11,086	(18,017)
Accrued expenses and other current liabilities	(3,235)	1,973
Operating lease liabilities	(3,187)	(1,770)
Other liabilities	294	377
Net cash provided by operating activities	58,993	52,287
Cash flows from investing activities
Purchase of property and equipment	(532)	(675)
Acquisition	(30,000)	—
Capitalized software	(39,659)	(37,169)
Net cash used in investing activities	(70,191)	(37,844)
Cash flows from financing activities
Payments on long-term debt	(2,500)	(5,273)
Repurchases of Class A common stock (1)	(145,888)	(153,226)
Proceeds from exercise of stock options	3	11,772
Employee taxes paid related to net share settlement of equity awards	(8,305)	(15,966)
Proceeds from employee stock purchase plan	860	857
Net cash used in financing activities	(155,830)	(161,836)
Net change in cash and cash equivalents	(167,028)	(147,393)
Cash and cash equivalents
Beginning of period	448,346	672,296
End of period	$281,318	$524,903
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$9,098	$1,894
Stock-based compensation included in capitalized software	8,603	8,090
Capitalized software included in accounts payable and accrued expenses and other current liabilities	6,645	4,628
See accompanying notes to condensed consolidated financial statements.

_____________________________________________________
(1)Repurchases of Class A common stock for the six months ended June 30, 2025 and 2024 include 20.0 million and
20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $84.9 million and $151.4 million, respectively. See "Note 10. Stockholders' Equity" for additional information.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 27, 2025 ("2024 10-K"). The December 31, 2024 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending
December 31, 2025.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$261.0 million and $405.0 million at June 30, 2025 and December 31, 2024, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For each of the three and six months ended June 30, 2025, one customer accounted for 12% of our revenue. For each of the three and six months ended June 30, 2024, one customer accounted for 11% of our revenue. At June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. We did not recognize any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three and six months ended June 30, 2025 and 2024. Equity investments included in other assets on our condensed consolidated balance sheets were $15.0 million as of June 30, 2025 and December 31, 2024.
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
During the three months ended March 31, 2025, we recognized an impairment loss of $4.4 million within general and administrative expenses to reduce the carrying value of an asset group to its estimated fair value of $3.4 million. The asset group was comprised of an operating lease right-of-use asset and related improvements that we had determined to sublease in 2022. The facts and circumstances leading to the impairment were primarily based on a recently submitted sublease proposal which indicated a significant deterioration in the sublease market and rental rates whereby the carrying value of the asset group may not be recoverable. The estimated fair value was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast. We otherwise have not recognized any impairment losses of our long-lived assets during the three and six months ended June
30, 2025 and 2024.
Recent Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and
Contract Assets for Private Companies and Certain Not-For-Profit Entities. This ASU amends ASC 326-20 in part to provide a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under
Topic 606, Revenue from Contracts with Customers. This ASU will be effective for all entities for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. Early adoption of this ASU is permitted and should be applied prospectively. We are currently evaluating the impact of the adoption of this
ASU on our consolidated financial statements.
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
We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statement disclosures, but expect the adoption of this pronouncement will lead to additional income tax disclosures in our consolidated financial statements for 2025 and future annual periods. We plan to apply the disclosure requirements on a retrospective basis upon adoption.
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
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Insurance recovery receivable (1)	$11,900	$14,900
Income taxes receivable	1,379	—
Reimbursable third-party payments (2)	38,971	22,944
Other prepaid expenses and other current assets (3)	28,019	27,131
Total prepaid expenses and other current assets	$80,269	$64,975
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
(3)Other current assets were not material as of June 30, 2025 and December 31, 2024.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued bonus and other payroll related	$20,749	$28,260
Accrued legal settlement	25,355	25,000
Accrued marketing	13,245	14,311
Income taxes payable	11,874	1,457
Reimbursable liabilities (1)	6,978	15,798
Deferred revenue	6,076	6,036
Other accrued expenses	11,400	8,268
Total accrued expenses and other current liabilities	$95,677	$99,130
_____________________________________________________
(1)Represents amounts owed to third parties on behalf of, and reimbursable from, certain customers.
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at June 30, 2025 will be recognized as revenue within the subsequent twelve months. Of the $6.0 million of deferred revenue at December 31, 2024, $0.9 million and $5.2 million was recognized as revenue during the three and six months ended June 30, 2025, respectively. Revenue recognized during the three and six months ended June 30, 2024 of $1.0 million and $6.4 million, respectively, was included as deferred revenue at December 31, 2023.
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
The effective income tax rate for the three months ended June 30, 2025 and 2024 was 34.4% and 42.5%, respectively.
The effective income tax rate for the six months ended June 30, 2025 and 2024 was 34.1% and 52.4%, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and six months ended June 30, 2025 and 2024 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
On July 4, 2025, H.R. 1, titled "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. We are currently evaluating the provisions of the OBBBA and the effects on our consolidated financial statements. The effects of changes in tax rates and laws are recognized in the period of enactment. As the OBBBA was signed into law after the close of our second fiscal quarter, the impacts are not included in our condensed consolidated financial statements for the three and six months ended June 30, 2025 and will be included in our condensed consolidated financial statements for the three and nine months ending September 30, 2025.
7. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $500.0 million term loan maturing on July 10, 2029 ("2024 Term Loan Facility"); and (ii) a revolving credit facility for up to $100.0 million
(the "Revolving Credit Facility") of which $12.0 million matured on July 11, 2025 and the remaining $88.0 million will mature on April 10, 2029. As of June 30, 2025, there were no changes to the terms of our 2024 Term Loan Facility and Revolving
Credit Facility as disclosed in Note 12 to our consolidated financial statements included in our 2024 10-K.
The effective interest rate on our term loans for the three months ended June 30, 2025 and 2024 was 8.60% and
8.75%, respectively. The effective interest rate on our term loans for the six months ended June 30, 2025 and 2024 was
8.56% and 8.76%, respectively.
We had no borrowings against the Revolving Credit Facility as of June 30, 2025 and December 31, 2024.
We had outstanding letters of credit issued against the Revolving Credit Facility for $7.8 million and $8.3 million as of
June 30, 2025 and December 31, 2024, respectively, which reduce our available borrowings under the Revolving Credit
Facility.

Our debt balance is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Principal balance under 2024 Term Loan Facility	$497,500	$500,000
Less: Unamortized debt issuance costs and discounts	(7,528)	(8,289)
	$489,972	$491,711
The estimated fair value of our debt approximated its carrying value as of June 30, 2025 and December 31, 2024, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the
Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At June 30, 2025, we were in compliance with our covenants under the
Credit Agreement.
8. Commitments and Contingencies
As of June 30, 2025, apart from the lease agreement discussed below, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2024 10-
K.
Leases
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
On December 3, 2024, the SDFL plaintiffs filed a voluntary motion to dismiss, with prejudice, which was approved by the court on December 4, 2024. On November 25, 2024, we entered into a settlement agreement, with the NDCA plaintiffs for $25.0 million, subject to approval by the court. On June 12, 2025, the court denied the motion for preliminary approval of the settlement with prejudice, with leave for the plaintiffs to refile with additional information requested by the court. Based on the settlement agreement, an estimated probable loss of $25.0 million was recognized within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2024, and remained accrued as of June 30,
2025. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court. In addition, while it is reasonably possible an incremental loss may have been incurred for the indemnification of certain parties named in the class action lawsuits, a loss, or a range of loss, is not reasonably estimable.
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
Consumer state litigations - On May 28, 2024, The Bert and Annette Mullens Foundation filed a lawsuit against us in
Pope County, Arkansas, alleging that we violated an Arkansas statute related to the distribution of health-related discount cards. Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Ark. Code Ann. § 4-106-201(1). Furthermore, the statute provides that each card must
“expressly provide in bold and prominent type on the card or in a statement attached to the card that the consumer has the right to cancel his or her registration within thirty (30) days from the effective date of the card.” Ark. Code Ann. §
4-106-201(2). The plaintiff alleges that our cards did not comply with these requirements, and sought an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 2, 2024. On May 9, 2025,

the Arkansas Attorney General moved to intervene in the case. On May 13, 2025, the plaintiff moved for partial summary judgment, which we and the Arkansas Attorney General opposed. Furthermore, on June 11, 2024, the Minnesota Teamsters
Service Bureau, also filed a lawsuit against us in Hennepin County, Minnesota, alleging that we violated a Minnesota statute related to the distribution of health-related discount cards. Specifically, the statute provides that each discount card must
“expressly provide in bold and prominent type that the discounts are not insurance.” Minn. Stat. Ann. § 325F.784, subd. 1(1).
The plaintiff alleges that our cards do not comply with these requirements and also seeks an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 17, 2024. On June 10, 2025, the plaintiff moved to dismiss some of our counterclaims. Discovery is ongoing in both matters.
We intend to vigorously defend against the claims asserted in the securities class action, derivative lawsuits, and consumer state litigations. We believe we have meritorious defenses to such claims and based upon information presently known to management, we have not accrued a loss for the securities class action and derivative lawsuits as a loss is not probable nor reasonably estimable. While it is reasonably possible a loss may have been incurred, we are unable to estimate a loss or range of loss in these matters. Relating to the consumer state litigations, the estimated probable loss as of
June 30, 2025 was not material and represents our best judgment based on the information currently available to us.
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
9. Revenue
For the three and six months ended June 30, 2025 and 2024, revenue comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Prescription transactions revenue	$143,064	$146,748	$291,987	$292,143
Subscription revenue	20,463	21,953	41,480	44,554
Pharma manufacturer solutions revenue	34,981	26,504	63,629	51,013
Other revenue	4,562	5,405	8,944	10,780
Total revenue	$203,070	$200,610	$406,040	$398,490
10. Stockholders' Equity
On February 23, 2022, our board of directors ("Board") authorized the repurchase of up to an aggregate of
$250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act. These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of
June 30, 2025, we had $143.0 million available for future repurchases of our Class A common stock under the new stock repurchase program.
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
In March 2025, we repurchased 10.0 million, 7.0 million, and 3.0 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase)
from related parties, Francisco Partners, Idea Men, LLC and Spectrum, respectively, for an aggregate repurchase of
20.0 million shares of our Class A common stock at a price of $4.20 per share, in each case representing a discount from our closing share price of $4.42 as of the last trading day prior to the execution date of these transactions. The aggregate consideration for these repurchases was $84.9 million, inclusive of direct costs and estimated excise taxes associated with these transactions.
These related party repurchases were approved by our Board and its Audit and Risk Committee as part of the aforementioned repurchase programs.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Number of shares repurchased	10,224	—	33,564	21,329
Cost of shares repurchased (1)	$46,352	$(290)	$147,272	$154,524
_____________________________________________________
(1)Cost of shares repurchased for the three months ended June 30, 2024 represents a change to the estimated excise taxes associated with past repurchases of our Class A common stock.
11. Basic and Diluted Earnings Per Share
The computation of earnings per share for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$12,843	$6,694	$23,895	$5,685
Denominator:
Weighted average shares - basic	356,623	376,254	367,847	386,153
Dilutive impact of stock options and restricted stock units	536	8,478	498	7,467
Weighted average shares - diluted	357,159	384,732	368,345	393,620
Earnings per share:

Basic	$0.04	$0.02	$0.06	$0.01
Diluted	$0.04	$0.02	$0.06	$0.01
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock options and restricted stock units	57,042	16,164	49,102	18,974

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
The term “discounted price” excludes prices we may otherwise source, such as prices from patient assistance programs for low-income individuals and Medicare prices, and any negotiated rates offered through our subscription offerings.
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
•“subscribers” and similar references refers to our consumers that are subscribed to our subscription offerings,
GoodRx Gold (“Gold”), Kroger Rx Savings Club powered by GoodRx (“Kroger Savings”) which sunset in July
2024, and condition-specific related subscriptions which launched in June 2025. References to subscription plans as of a particular date represents an active subscription to either one of our aforementioned subscription offerings as of the specified date. For Gold and Kroger Savings, each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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
Overview
Our mission is to help Americans save time and money when filling their medications. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. For example, in the second quarter of 2025, we announced the launch of our first condition-specific subscription program for erectile dysfunction, which offers consumers a single solution for comprehensive care by bundling the clinician visit, prescription (if deemed medically appropriate by the treating healthcare provider), and related delivery for a single total subscription price, which we plan to expand into additional conditions before the end of 2025.
With respect to the healthcare landscape, change has become a constant with positive and negative impacts on our business. For example, in July 2025, Congress passed a budget bill that cuts federal funding for Medicaid among other health insurance programs, as well as tightens eligibility requirements and increases the frequency of Medicaid coverage determinations. Further, copays on prescription medication have continued to trend upward in recent years and we believe as insurance providers and government programs continue to shift the cost burden more and more to consumers, consumers are now more than ever searching for sustainable and affordable healthcare solutions which we believe strengthens our value proposition.
Conversely, we have seen rapid changes in the U.S. retail pharmacy landscape recently with announcements of store closures and reduction of footprint from various retail pharmacies, including Rite Aid and Walgreens. In early May 2025, Rite
Aid announced its plan to pursue a sale of substantially all of its assets through a voluntary bankruptcy process.
Consequently, we have seen several PBMs remove Rite Aid from their networks, causing immediate cessation in the associated claims volume, as well as rapid store closures, which altogether have adversely impacted our ability to recapture these claims in the near term. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs, including changes in retailer reimbursement models, as a result of the pharmacies' increased focus on rationalizing their spending. Furthermore, we saw a material volume reduction in one of our integrated savings programs, which integrate our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. Integrated savings programs are operated through PBMs who decide how to implement and manage these programs. Combined, these external factors have adversely impacted our prescription transactions revenue, financial results, and Monthly Active Consumers that we expect will continue in the near term with the expected impact to prescription transactions revenue estimated at $35.0 to $40.0 million in 2025.
Despite these near term challenges, we continue to believe that we are well positioned to grow our business over the long term.
For the three months ended June 30, 2025 as compared to the same period of 2024:
•Revenue increased 1% to $203.1 million from $200.6 million;

•Net income and net income margin were $12.8 million and 6.3%, respectively, compared to $6.7 million and
3.3%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $69.4 million and 34.2%, respectively, compared to $65.4 million and 32.6%, respectively.
For the six months ended June 30, 2025 as compared to the same period of 2024:
•Revenue increased 2% to $406.0 million from $398.5 million;
•Net income and net income margin were $23.9 million and 5.9%, respectively, compared to $5.7 million and
1.4%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $139.2 million and 34.3%, respectively, compared to
$128.2 million and 32.2%, respectively.
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
We exited the second quarter of 2025 with over 6 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active
Consumers for the three months ended June 30, 2025 and subscribers to our subscription plans as of June 30, 2025.
Monthly Active Consumers
The factors described in the "Overview" section have adversely impacted our Monthly Active Consumers in the second quarter of 2025 and are expected to contribute to the year-over-year decline in Monthly Active Consumers in the near term.

	Three Months Ended
(in millions)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Monthly Active Consumers	5.7	6.4	6.6	6.5	6.6	6.7
Subscription Plans
Subscription plans through the second quarter of 2024 included subscription plans for Kroger Savings, which sunset in
July 2024.

	As of
(in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Subscription plans	668	680	684	701	696	778
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
We define Adjusted Revenue for a particular period as revenue excluding client contract termination costs associated with restructuring related activities. We exclude these costs from revenue because we believe they are not indicative of past or future underlying performance of the business. For the three and six months ended June 30, 2025 and 2024, revenue was equal to Adjusted Revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$12,843	$6,694	$23,895	$5,685
Adjusted to exclude the following:
Interest income	(2,803)	(6,334)	(6,735)	(13,889)
Interest expense	10,729	14,566	21,373	29,209
Income tax expense	6,734	4,952	12,350	6,254
Depreciation and amortization	19,729	16,965	40,641	32,907
Other income	(694)	—	(694)	—
Financing related expenses (1)	—	392	—	832
Acquisition related expenses (2)	—	174	26	348
Restructuring related expenses (3)	546	566	1,765	441
Legal settlement expenses (4)	355	—	355	13,000
Stock-based compensation expense	21,415	26,590	40,589	51,686
Payroll tax expense related to stock-based compensation	549	847	1,234	1,726
Loss on operating lease asset (5)	—	—	4,409	—
Adjusted EBITDA	$69,403	$65,412	$139,208	$128,199

Revenue	$203,070	$200,610	$406,040	$398,490
Net income margin	6.3%	3.3%	5.9%	1.4%
Adjusted EBITDA Margin	34.2%	32.6%	34.3%	32.2%
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
(3)Restructuring related expenses include costs for various workforce optimization and organizational changes to better align with our strategic goals and future scale including employee severance and other personnel related costs, contract termination costs, and from time to time may also include losses from the disposal of certain technology and certain capitalized software.
(4)Legal settlement expenses consist of periodic settlement costs for significant or unusual litigation matters.

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
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024:

(dollars in thousands)	Three Months Ended June 30, 2025	% of Total Revenue	Three Months Ended June 30, 2024	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$143,064	70%	$146,748	73%	$(3,684)	(3%)
Subscription revenue	20,463	10%	21,953	11%	(1,490)	(7%)
Pharma manufacturer solutions revenue	34,981	17%	26,504	13%	8,477	32%
Other revenue	4,562	2%	5,405	3%	(843)	(16%)
Total revenue	203,070		200,610
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	13,350	7%	11,870	6%	1,480	12%
Product development and technology	29,933	15%	30,854	15%	(921)	(3%)
Sales and marketing	84,870	42%	93,454	47%	(8,584)	(9%)
General and administrative	28,379	14%	27,589	14%	790	3%
Depreciation and amortization	19,729	10%	16,965	8%	2,764	16%
Total costs and operating expenses	176,261		180,732
Operating income	26,809		19,878
Other expense, net:
Other income	694	0%	—	0%	694	n/m
Interest income	2,803	1%	6,334	3%	(3,531)	(56%)
Interest expense	(10,729)	5%	(14,566)	7%	3,837	(26%)
Total other expense, net	(7,232)		(8,232)
Income before income taxes	19,577		11,646
Income tax expense	(6,734)	3%	(4,952)	2%	(1,782)	36%
Net income	$12,843		$6,694
Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue decreased $3.7 million, or 3%, year-over-year, primarily driven by a 14% decrease in the number of our Monthly Active Consumers, due to the broader changes in the retail pharmacy landscape including store closures and volume reduction in one of our integrated savings programs as discussed above, partially offset by improved unit economics related to contracting with certain of our customers and partners and favorable changes in sales mix. Our acquisition of VCRx (see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly
Report on Form 10-Q) did not materially contribute to the year-over-year changes in prescription transactions revenue and
Monthly Active Consumers.

Subscription revenue decreased $1.5 million, or 7%, year-over-year, primarily driven by a decrease in the number of subscription plans with 668 thousand subscription plans as of June 30, 2025 compared to 696 thousand as of June 30,
2024.
Pharma manufacturer solutions revenue increased $8.5 million, or 32%, year-over-year, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers. We expect pharma manufacturer solutions to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $1.5 million, or 12%, year-over-year, primarily driven by a $1.7 million increase in processing fees.
Product development and technology
Product development and technology expenses remained relatively flat year-over-year, primarily driven by a decrease in payroll and related costs largely due to lower average headcount and higher capitalization of such costs related to the development of internal-use software, partially offset by an increase in third-party services and contractors associated with non-capitalizable product development activities.
Sales and marketing
Sales and marketing expenses decreased $8.6 million, or 9%, year-over-year, primarily driven by a $4.3 million decrease in advertising expenses, a $2.6 million decrease in third-party marketing expenses, and a $2.1 million decrease in payroll and related expenses largely due to lower stock-based compensation expense as a result of changes in our employee composition.
General and administrative
General and administrative expenses remained relatively flat year-over-year, primarily driven by a decrease in stock-
based compensation expense related to awards granted to our Co-Founders in 2020 that fully vested by the end of 2024, partially offset by an increase in professional fees.
Depreciation and amortization
Depreciation and amortization expenses increased $2.8 million, or 16%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features.
Interest Income
Interest income decreased by $3.5 million, or 56%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds and lower interest rates.
Interest Expense
Interest expense decreased by $3.8 million, or 26%, year-over-year, primarily due to lower average debt balances and lower interest rates.
Income Taxes
For the three months ended June 30, 2025 and 2024, we had income tax expense of $6.7 million and $5.0 million, respectively, and an effective income tax rate of 34.4% and 42.5%, respectively. The year-over-year increase in income tax expense was primarily driven by an increase in income before income taxes and the tax effects from our equity awards, partially offset by a decrease in the estimated annual effective income tax rate.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024:

(dollars in thousands)	Six Months Ended June 30, 2025	% of Total Revenue	Six Months Ended June 30, 2024	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$291,987	72%	$292,143	73%	$(156)	0%
Subscription revenue	41,480	10%	44,554	11%	(3,074)	(7%)
Pharma manufacturer solutions revenue	63,629	16%	51,013	13%	12,616	25%
Other revenue	8,944	2%	10,780	3%	(1,836)	(17%)
Total revenue	406,040		398,490
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	26,714	7%	24,338	6%	2,376	10%
Product development and technology	61,075	15%	61,871	16%	(796)	(1%)
Sales and marketing	169,412	42%	183,418	46%	(14,006)	(8%)
General and administrative	58,009	14%	68,697	17%	(10,688)	(16%)
Depreciation and amortization	40,641	10%	32,907	8%	7,734	24%
Total costs and operating expenses	355,851		371,231
Operating income	50,189		27,259
Other expense, net:
Other income	694	0%	—	0%	694	n/m
Interest income	6,735	2%	13,889	3%	(7,154)	(52%)
Interest expense	(21,373)	5%	(29,209)	7%	7,836	(27%)
Total other expense, net	(13,944)		(15,320)
Income before income taxes	36,245		11,939
Income tax expense	(12,350)	3%	(6,254)	2%	(6,096)	97%
Net income	$23,895		$5,685
Revenue
Prescription transactions revenue remained relatively flat year-over-year, primarily driven by a 9% decrease in the number of our Monthly Active Consumers, due to the broader changes in the retail pharmacy landscape including store closures and volume reduction in one of our integrated savings programs as discussed above, substantially offset by improved unit economics related to contracting with certain of our customers and partners and favorable changes in sales mix. Our acquisition of VCRx (see Note 3 to our condensed consolidated financial statements included elsewhere in this
Quarterly Report on Form 10-Q) did not materially contribute to the year-over-year changes in prescription transactions revenue and Monthly Active Consumers.
The year-over-year changes in subscription revenue and pharma manufacturer solutions revenue were driven by the same factors described above for the three months ended June 30, 2025 compared to the same period of 2024.
For expected revenue trends, see our discussion and analysis above for the three months ended June 30, 2025 compared to the same period of 2024.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $2.4 million, or 10%, year-over-year, primarily driven by an increase in processing fees.

Product development and technology
Product development and technology expenses remained relatively flat year-over-year, primarily driven by the same factors described above for the three months ended June 30, 2025 compared to the same period of 2024.
Sales and marketing
Sales and marketing expenses decreased $14.0 million, or 8%, year-over-year, primarily driven by a $5.3 million decrease in advertising expenses, a $5.2 million decrease in third-party marketing expenses, and a $4.0 million decrease in payroll and related expenses largely due to lower stock-based compensation expense as a result of changes in our employee composition.
General and administrative
General and administrative expenses decreased $10.7 million, or 16%, year-over-year, primarily driven by a net $13.0 million estimated legal settlement loss recognized in the first quarter of 2024 with respect to an ongoing class action litigation and a $3.8 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020 that fully vested by the end of 2024. The impact of these drivers was partially offset by a $4.4 million impairment loss related to a leased office space we recognized in the first quarter of 2025 and a $1.5 million increase in professional fees.
Depreciation and amortization
Depreciation and amortization expenses increased $7.7 million, or 24%, year-over-year, primarily driven by the same factors described above for the three months ended June 30, 2025 compared to the same period of 2024.
Interest Income, Interest Expense and Income Taxes
The year-over-year changes in interest income, interest expense and income taxes were primarily driven by the same factors described above for the three months ended June 30, 2025 compared to the same period of 2024.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. As of June 30, 2025, our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $100.0 million secured revolving credit facility, of which $12.0 million matured on July 11, 2025 and $88.0 million will mature on April 10, 2029. As of June 30, 2025, we had cash and cash equivalents of $281.3 million and $92.2 million available under our revolving credit facility.
Other than as disclosed in Note 8 to our condensed consolidated financial statements appearing elsewhere in this
Quarterly Report on Form 10-Q, as of June 30, 2025, there were no material changes to our primary short-term and long-
term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 10-K.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of June 30, 2025. Since the restricted net assets of GoodRx,
Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note 18 to our consolidated financial statements included in our 2024 10-K for the condensed parent company financial information of
GoodRx Holdings, Inc.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$58,993	$52,287
Net cash used in investing activities	(70,191)	(37,844)
Net cash used in financing activities	(155,830)	(161,836)
Net change in cash and cash equivalents	$(167,028)	$(147,393)
Net cash provided by operating activities
The $6.7 million year-over-year increase in net cash provided by operations was driven by a $19.1 million increase in net income after adjusting for non-cash adjustments, partially offset by a $12.3 million increase in cash outflow from changes in operating assets and liabilities. Changes in operating assets and liabilities were principally driven by the timing of payments of prepaid services and accounts payable, income tax payments and refunds, as well as collections of accounts receivable.
Net cash used in investing activities
The $32.3 million year-over-year increase in net cash used in investing activities was primarily driven by a $30.0 million increase in cash paid for the acquisition of a business.
Net cash used in financing activities
The $6.0 million year-over-year decrease in net cash used in financing activities was primarily driven by a $7.3 million decrease in payments for repurchases of our Class A common stock, a $7.7 million decrease in employee taxes paid related to net share settlement of equity awards, and a $2.8 million decrease in payments on our term loans as a result of our refinancing in July 2024. The impact from these drivers was partially offset by a $11.8 million decrease in proceeds from the exercise of stock options.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.
Critical Accounting Policies and Estimates
During the three months ended June 30, 2025, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2024 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of June 30, 2025, we estimated we had used approximately $730.4 million of the net proceeds from our IPO: (i) $184.4 million for the acquisition of businesses that complement our business; (ii) $366.0 million for the repurchases of our Class A common stock; (iii) $160.0 million for the repayment of our outstanding debt obligations; and (iv)
$20.0 million for working capital and other general corporate purposes. As of June 30, 2025, we had $156.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
April 1 - 30	3,989,715	$4.48	3,989,715	$171,502
May 1 - 31	1,367,653	$4.52	1,367,653	$165,320
June 1 - 30	4,866,921	$4.58	4,866,921	$143,024
Total	10,224,289		10,224,289
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our
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

GOODRX HOLDINGS, INC.

Date: August 6, 2025	By:	/s/ Wendy Barnes
Wendy Barnes
Chief Executive Officer & President
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Christopher McGinnis
Christopher McGinnis
Chief Financial Officer & Treasurer
(Principal Financial Officer)

Date: August 6, 2025	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)