Form 10-Q
period 2025-09-30
GoodRx Holdings, Inc.
filed 2025-11-04
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, the registrant had 105,468,832 shares of Class A common stock, $0.0001 par value per share, and
233,964,187 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the U.S. retail pharmacy landscape and macroeconomic environment, the impact of store closures and the announced bankruptcy of one of our retail partners on our business, the potential impact of the new government-sponsored direct-to-consumer platform called
“TrumpRx.gov” and other evolving federal initiatives on our business, our value proposition, our collaborations and partnerships with third parties, the impact of the recent volume reduction in one of our integrated savings programs, the anticipated expansion of our condition-specific subscription program, stock compensation, our stock repurchase program, realizability of deferred tax assets, impacts from recent tax legislation, our business strategy, our plans, market opportunity and growth and our objectives for future operations.
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
our reliance on a limited number of industry participants, including pharmacy benefit managers, pharmacies, and pharma manufacturers; the competitive nature of our industry; risks related to pandemics, epidemics or outbreak of infectious disease; the accuracy of our estimate of our addressable market and other operational metrics; our ability to respond to changes in the market for prescription pricing and to maintain and expand the use of GoodRx codes; our ability to maintain positive perception of our platform or maintain and enhance our brand; risks related to any failure to maintain effective internal control over ﬁnancial reporting; risks related to use of social media, emails, text messages and other messaging channels as part of our marketing strategy; our dependence on our information technology systems and those of our third-
party vendors, and risks related to any failure or significant disruptions thereof; risks related to government regulation of the internet, e-commerce, consumer data and privacy, information technology and cybersecurity; risks related to the use of AI and machine learning in our business; risks related to a decrease in consumer willingness to receive correspondence or any technical, legal or any other restrictions to send such correspondence; risks related to any failure to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards, and other requirements; our ability to utilize our net operating loss carryforwards and certain other tax attributes; the risk that we may be unable to realize expected benefits from our restructuring and cost reduction efforts; our ability to attract, develop, motivate and retain well-qualified employees; risks related to our acquisition strategy; risks related to our debt arrangements;
interruptions or delays in service on our apps or websites or any undetected errors or design faults; our reliance on third-
party platforms to distribute our platform and offerings, including software as-a-service technologies; systems failures or other disruptions in the operations of these parties on which we depend; risks related to climate change; the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; litigation related risks; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to general economic factors, natural disasters or other unexpected events; risks related to fluctuations in our tax obligations and effective income tax rate which could materially and adversely affect our results of operations; risks related to the healthcare reform legislation and other proposed or future changes impacting the healthcare industry and healthcare spending which may adversely affect our business, financial condition and results of operations; as well as the other important factors discussed in the sections entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 10-K”) and this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$273,529	$448,346
Accounts receivable, net	203,738	145,934
Prepaid expenses and other current assets	88,248	64,975
Total current assets	565,515	659,255
Property and equipment, net	11,276	12,664
Goodwill	421,719	410,769
Intangible assets, net	62,773	52,102
Capitalized software, net	142,118	124,781
Operating lease right-of-use assets, net	29,694	27,794
Deferred tax assets, net	69,093	77,182
Other assets	23,319	23,520
Total assets	$1,325,507	$1,388,067
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$28,725	$14,137
Accrued expenses and other current liabilities	143,372	99,130
Current portion of debt	5,000	5,000
Operating lease liabilities, current	4,761	5,636
Total current liabilities	181,858	123,903
Debt, net	484,114	486,711
Operating lease liabilities, net of current portion	51,260	46,040
Other liabilities	7,563	6,755
Total liabilities	724,795	663,409
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and nil shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 98,304 and 105,946 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; and Class B: 1,000,000 shares authorized, 242,869 and 276,869 shares issued and outstanding at September 30, 2025 and December 31, 2024	34	38
Additional paid-in capital	2,016,677	2,165,633
Accumulated deficit	(1,415,999)	(1,441,013)
Total stockholders' equity	600,712	724,658
Total liabilities and stockholders' equity	$1,325,507	$1,388,067
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2025	2024	2025	2024
Revenue	$196,028	$195,251	$602,068	$593,741
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	13,419	11,684	40,133	36,022
Product development and technology	31,012	30,139	92,087	92,010
Sales and marketing	83,532	89,867	252,944	273,285
General and administrative	32,014	25,619	90,023	94,316
Depreciation and amortization	21,431	17,535	62,072	50,442
Total costs and operating expenses	181,408	174,844	537,259	546,075
Operating income	14,620	20,407	64,809	47,666
Other expense, net:
Other (expense) income	—	(2,660)	694	(2,660)
Loss on extinguishment of debt	—	(2,077)	—	(2,077)
Interest income	2,309	4,797	9,044	18,686
Interest expense	(10,829)	(12,355)	(32,202)	(41,564)
Total other expense, net	(8,520)	(12,295)	(22,464)	(27,615)
Income before income taxes	6,100	8,112	42,345	20,051
Income tax expense	(4,981)	(4,147)	(17,331)	(10,401)
Net income	$1,119	$3,965	$25,014	$9,650
Earnings per share:
Basic	$0.00	$0.01	$0.07	$0.03
Diluted	$0.00	$0.01	$0.07	$0.02
Weighted average shares used in computing earnings per share:
Basic	346,776	379,667	360,746	385,553
Diluted	347,810	388,504	361,423	393,477

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$86	$86	$308	$226
Product development and technology	5,050	6,384	17,043	18,491
Sales and marketing	4,456	9,725	16,267	27,248
General and administrative	8,526	10,186	25,089	32,102
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	382,815	$38	$2,165,633	$(1,441,013)	$724,658
Stock options exercised	4	—	2	—	2
Stock-based compensation	—	—	23,312	—	23,312
Vesting and settlement of restricted stock units	2,136	—	—	—	—
Common stock withheld related to net share settlement	(802)	—	(3,757)	—	(3,757)
Repurchases of Class A common stock (1)	(23,340)	(2)	(100,918)	—	(100,920)
Net income	—	—	—	11,052	11,052
Balance at March 31, 2025	360,813	$36	$2,084,272	$(1,429,961)	$654,347
Stock options exercised	2	—	1	—	1
Stock-based compensation	—	—	25,880	—	25,880
Vesting and settlement of restricted stock units	3,014	—	—	—	—
Common stock withheld related to net share settlement	(1,056)	—	(4,548)	—	(4,548)
Repurchases of Class A common stock	(10,224)	(1)	(46,351)	—	(46,352)
Issuance of common stock through employee stock purchase plan	222	—	860	—	860
Net income	—	—	—	12,843	12,843
Balance at June 30, 2025	352,771	$35	$2,060,114	$(1,417,118)	$643,031
Stock options exercised	35	—	58	—	58
Stock-based compensation	—	—	21,660	—	21,660
Vesting and settlement of restricted stock units	2,648	—	—	—	—
Common stock withheld related to net share settlement	(922)	—	(3,567)	—	(3,567)
Repurchases of Class A common stock	(13,359)	(1)	(61,588)	—	(61,589)
Net income	—	—	—	1,119	1,119
Balance at September 30, 2025	341,173	$34	$2,016,677	$(1,415,999)	$600,712
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

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$25,014	$9,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,072	50,442
Loss on extinguishment of debt	—	2,077
Amortization of debt issuance costs and discounts	1,314	2,076
Non-cash operating lease expense	3,063	2,981
Stock-based compensation expense	58,707	78,067
Deferred income taxes	8,089	(642)
Loss on operating lease asset	4,409	—
Other	476	—
Changes in operating assets and liabilities:
Accounts receivable	(57,804)	12,805
Prepaid expenses and other assets	(23,233)	(12,268)
Accounts payable	14,625	(23,167)
Accrued expenses and other current liabilities	42,208	19,778
Operating lease liabilities	(4,732)	(3,250)
Other liabilities	808	600
Net cash provided by operating activities	135,016	139,149
Cash flows from investing activities
Purchase of property and equipment	(2,280)	(1,078)
Acquisition	(30,000)	—
Capitalized software	(55,910)	(52,625)
Net cash used in investing activities	(88,190)	(53,703)
Cash flows from financing activities
Proceeds from long-term debt	—	472,033
Payments on long-term debt	(3,750)	(639,038)
Payments of debt issuance costs	—	(2,673)
Repurchases of Class A common stock (1)	(206,942)	(158,657)
Proceeds from exercise of stock options	61	18,435
Employee taxes paid related to net share settlement of equity awards	(11,872)	(24,922)
Proceeds from employee stock purchase plan	860	857
Net cash used in financing activities	(221,643)	(333,965)
Net change in cash and cash equivalents	(174,817)	(248,519)
Cash and cash equivalents
Beginning of period	448,346	672,296
End of period	$273,529	$423,777
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$9,098	$1,894
Stock-based compensation included in capitalized software	12,145	12,313
Capitalized software included in accounts payable and accrued expenses and other current liabilities	8,206	7,515
See accompanying notes to condensed consolidated financial statements.
_____________________________________________________
(1)Repurchases of Class A common stock for the nine months ended September 30, 2025 and 2024 include 20.0 million and 20.9 million shares repurchased from related parties (after giving effect to the automatic conversion of
Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $84.9 million and $151.4 million, respectively. See "Note 10. Stockholders' Equity" for additional information.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 27, 2025 ("2024 10-K"). The December 31, 2024 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
There have been no material changes in significant accounting policies during the three and nine months ended
September 30, 2025 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2024 10-K.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$199.0 million and $405.0 million at September 30, 2025 and December 31, 2024, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For each of the three and nine months ended September 30,
2025, no customer accounted for more than 10% of our revenue. For the three months ended September 30, 2024, no customer accounted for more than 10% of our revenue. For the nine months ended September 30, 2024, two customers each accounted for 10% of our revenue. At September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of our accounts receivable balance.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. We did not recognize any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three and nine months ended September 30, 2025 and 2024. Equity investments included in other assets on our condensed consolidated balance sheets were $15.0 million as of September 30, 2025 and December 31,
2024.
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
During the three months ended March 31, 2025, we recognized an impairment loss of $4.4 million within general and administrative expenses to reduce the carrying value of an asset group to its estimated fair value of $3.4 million. The asset group was comprised of an operating lease right-of-use asset and related improvements that we had determined to sublease in 2022. The facts and circumstances leading to the impairment were primarily based on a recently submitted sublease proposal which indicated a significant deterioration in the sublease market and rental rates whereby the carrying value of the asset group may not be recoverable. The estimated fair value was determined by using a discounted cash flow method which is a non-recurring fair value measurement based on Level 3 inputs. Key inputs used in this estimate included projected sublease income and a discount rate which incorporated the risk of achievement associated with the forecast. We otherwise have not recognized any impairment losses of our long-lived assets during the three and nine months ended
September 30, 2025 and 2024.
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments in this ASU, amongst other things, eliminate accounting considerations of software development stages and instead require entities to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed and will be used to perform the function intended. This ASU will be effective for all entities for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption of this ASU is permitted and can be applied retrospectively, prospectively or on a modified prospective basis. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-For-Profit Entities. This ASU
amends ASC 326-20 in part to provide a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. This ASU will be effective for all entities for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. Early adoption of this ASU is permitted and should be applied prospectively. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
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
We expect the adoption of this ASU will lead to additional income tax disclosures in our consolidated financial statements for
2025 and future annual periods. The additional income tax disclosures are expected to include, but not limited to, additional specified categories in the rate reconciliation in both percentage and dollar amounts with additional information for reconciling items that meet a quantitative threshold, as well as disaggregation of income taxes paid by jurisdiction. We plan to apply the disclosure requirements on a retrospective basis upon adoption.
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

4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Insurance recovery receivable (1)	$11,900	$14,900
Income taxes receivable	1,277	—
Reimbursable third-party payments (2)	54,004	22,944
Other prepaid expenses and other current assets (3)	21,067	27,131
Total prepaid expenses and other current assets	$88,248	$64,975
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
(2)Represents payments we make to third parties on behalf of, and reimbursable from, pharma manufacturers in connection with our consumer affordability solutions, including consumer direct pricing.
(3)Other current assets were not material as of September 30, 2025 and December 31, 2024.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued bonus and other payroll related	$28,116	$28,260
Accrued legal settlement	30,898	25,000
Accrued marketing	11,582	14,311
Income taxes payable	7,677	1,457
Reimbursable liabilities (1)	42,305	15,798
Deferred revenue	6,282	6,036
Other accrued expenses	16,512	8,268
Total accrued expenses and other current liabilities	$143,372	$99,130
_____________________________________________________
(1)Represents amounts owed to third parties on behalf of and, as applicable, reimbursable from, pharma manufacturers in connection with our consumer affordability solutions, including consumer direct pricing.
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at September 30, 2025 will be recognized as revenue within the subsequent twelve months. Of the $6.0 million of deferred revenue at December 31, 2024, $0.5 million and $5.7 million was recognized as revenue during the three and nine months ended September 30, 2025, respectively.
Revenue recognized during the three and nine months ended September 30, 2024 of $0.5 million and $6.9 million, respectively, was included as deferred revenue at December 31, 2023.
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
The effective income tax rate for the three months ended September 30, 2025 and 2024 was 81.7% and 51.1%, respectively. The effective income tax rate for the nine months ended September 30, 2025 and 2024 was 40.9% and 51.9%, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and nine months ended September 30, 2025 and 2024 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
On July 4, 2025, H.R. 1, titled "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA contains several changes to corporate taxation including, but not limited to, capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The effect of changes in tax rates and laws is recognized in the period of enactment. We completed an initial assessment of the impact from the OBBBA and recorded the estimated effects to our income tax expense for three and nine months ended September 30, 2025. Specifically, the estimated effects were principally a timing difference between current and deferred taxes and therefore an adjustment to our net deferred tax assets and net income taxes payable was recorded. We do not currently expect the OBBBA to have a material impact on our 2025 effective income tax rate.
7. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $500.0 million term loan maturing on July 10, 2029 ("2024 Term Loan Facility"); and (ii) a revolving credit facility for up to $100.0 million
(the "Revolving Credit Facility") of which $12.0 million matured on July 11, 2025 and the remaining $88.0 million will mature on April 10, 2029. As of September 30, 2025, there were no changes to the terms of our 2024 Term Loan Facility and
Revolving Credit Facility as disclosed in Note 12 to our consolidated financial statements included in our 2024 10-K.
The effective interest rate on our term loans for the three months ended September 30, 2025 and 2024 was 8.70% and
9.60%, respectively. The effective interest rate on our term loans for the nine months ended September 30, 2025 and 2024 was 8.61% and 9.04%, respectively.
We had no borrowings against the Revolving Credit Facility as of September 30, 2025 and December 31, 2024.
We had outstanding letters of credit issued against the Revolving Credit Facility for $7.8 million and $8.3 million as of
September 30, 2025 and December 31, 2024, respectively, which reduce our available borrowings under the Revolving
Credit Facility.
Our debt balance is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Principal balance under 2024 Term Loan Facility	$496,250	$500,000
Less: Unamortized debt issuance costs and discounts	(7,136)	(8,289)
	$489,114	$491,711
The estimated fair value of our debt approximated its carrying value as of September 30, 2025 and December 31, 2024, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the
Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At September 30, 2025, we were in compliance with our covenants under the Credit Agreement.
8. Commitments and Contingencies
Aside from the below, as of September 30, 2025, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2024 10-K.
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
On December 3, 2024, the SDFL plaintiffs filed a voluntary motion to dismiss, with prejudice, which was approved by the court on December 4, 2024. On November 25, 2024, we entered into a settlement agreement, with the NDCA plaintiffs for $25.0 million, subject to approval by the court. On June 12, 2025, the court denied the motion for preliminary approval of the settlement with prejudice, with leave for the plaintiffs to refile with additional information requested by the court. Based on the settlement agreement, an estimated probable loss of $25.0 million was recognized within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2024, and remained accrued as of September
30, 2025. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court. Additionally, in the third quarter of 2025, we estimated a probable loss of $5.5 million relating to the indemnification of certain parties named in the class action lawsuits. We have accrued this estimated probable loss within accrued expenses and other current liabilities on our condensed consolidated balance sheet as of September 30,
2025. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimates.
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
On April 23, 2025, the court granted our motion to dismiss the securities class action lawsuit, without prejudice and with leave to amend. Plaintiffs in the securities class action did not file an amended complaint. After the court dismissed the securities class action litigation, the derivative plaintiffs dismissed their claims without prejudice.
Consumer state litigations - On May 28, 2024, The Bert and Annette Mullens Foundation ("Mullens Foundation") filed a lawsuit against us in Pope County, Arkansas, alleging that we violated an Arkansas statute related to the distribution of health-related discount cards. Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Ark. Code Ann. § 4-106-201(1). Furthermore, the statute provides that each card must “expressly provide in bold and prominent type on the card or in a statement attached to the card that the consumer has the right to cancel his or her registration within thirty (30) days from the effective date of the card.” Ark. Code
Ann. § 4-106-201(2). The plaintiff alleges that our cards did not comply with these requirements, and sought an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 2, 2024. On May 9,
2025, the Arkansas Attorney General moved to intervene in the case. On May 13, 2025, the plaintiff moved for partial summary judgment, which we and the Arkansas Attorney General opposed. Separately, on September 24, 2025, the State of
Arkansas, ex rel. Tim Griffin, Attorney General, filed suit in Faulkner County, Arkansas alleging the same violations of Ark.
Code Ann. § 4-106-201 et seq. as the Mullens Foundation in addition to violations of the Arkansas Deceptive Trade
Practices Act ("ADTPA"). On September 25, 2025, the Circuit Court of Faulkner County entered a Consent Judgment through which the plaintiff, acting parens patriae for the people of Arkansas, released us from any and all claims and remedies available or potentially available under the ADTPA and the discount card statute, Ark. Code Ann. §§ 4-106-201 et seq. for GoodRx discount cards sold, marketed, promoted, advertised, or otherwise distributed in Arkansas from January 1,
2022 until the effective date of the agreement. As part of the Consent Judgment we also agreed to pay an immaterial monetary relief.
Furthermore, on June 11, 2024, the Minnesota Teamsters Service Bureau, also filed a lawsuit against us in Hennepin
County, Minnesota, alleging that we violated a Minnesota statute related to the distribution of health-related discount cards.
Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Minn. Stat. Ann. § 325F.784, subd. 1(1). The plaintiff alleges that our cards do not comply with these requirements and also seeks an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 17, 2024. On June 10, 2025, the plaintiff moved to dismiss some of our counterclaims; the court granted the motion to dismiss. Discovery has been completed in Minnesota. On October 10, 2025, we moved for summary judgment and plaintiff moved for partial summary judgment.
We intend to vigorously defend against the claims asserted in the Mullens Foundation matter and the Minnesota
Teamsters Service Bureau matters as we believe we have meritorious defenses to such claims. While it is reasonably possible a loss may have been incurred, we have not accrued a loss as a loss is not probable and we are unable to estimate a loss or range of loss.
These pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, during the normal course of business, we (including our directors and officers whom we indemnify) may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We have not accrued for a material loss for any other matters as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 5. Accrued Expenses and Other Current Liabilities" for additional information. Loss recoveries are recognized when a loss has been incurred and the recovery is probable. See "Note 4. Prepaid Expenses and
Other Current Assets" for additional information.
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
9. Revenue
For the three and nine months ended September 30, 2025 and 2024, revenue comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Prescription transactions revenue	$127,294	$140,419	$419,281	$432,562
Subscription revenue	20,724	21,306	62,264	65,860
Pharma manufacturer solutions revenue	43,372	28,136	107,001	79,149
Other revenue	4,638	5,390	13,522	16,170
Total revenue	$196,028	$195,251	$602,068	$593,741
10. Stockholders' Equity
On February 23, 2022, our board of directors ("Board") authorized the repurchase of up to an aggregate of
$250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act. These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of
September 30, 2025, we had $81.4 million available for future repurchases of our Class A common stock under the new stock repurchase program.
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
These related party repurchases were approved by our Board and its Audit and Risk Committee as part of the aforementioned repurchase programs.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Number of shares repurchased	13,359	756	46,923	22,085
Cost of shares repurchased	$61,589	$5,254	$208,861	$159,778
11. Basic and Diluted Earnings Per Share
The computation of earnings per share for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$1,119	$3,965	$25,014	$9,650
Denominator:
Weighted average shares - basic	346,776	379,667	360,746	385,553
Dilutive impact of stock options and restricted stock units	1,034	8,837	677	7,924
Weighted average shares - diluted	347,810	388,504	361,423	393,477
Earnings per share:
Basic	$0.00	$0.01	$0.07	$0.03
Diluted	$0.00	$0.01	$0.07	$0.02
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock options and restricted stock units	40,026	12,767	46,077	16,905
12. Subsequent Event
On October 16, 2025, we acquired substantially all of the assets and assumed certain liabilities of ScriptDrop, Inc., a prescription delivery technology platform for $13.5 million in cash, subject to customary adjustments. The acquisition is expected to expand our business capabilities, particularly our prescription transactions offering by enhancing our prescription delivery solutions and improving consumer's end-to-end experience. The determination of the fair values of the acquired assets and assumed liabilities is incomplete due to the recent date of the acquisition. The results of operations of the acquired business will be included in our consolidated results beginning from the date of acquisition.

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
•“subscribers” and similar references refers to our consumers that are subscribed to our subscription offerings,
GoodRx Gold (“Gold”), Kroger Rx Savings Club powered by GoodRx (“Kroger Savings”) which sunset in July
2024, condition-specific related subscription programs which first launched in June 2025, and RxSmartSaver+
powered by GoodRx ("RxSmartSaver+") which launched in July 2025. References to subscription plans as of a particular date represents an active subscription to any one of our aforementioned subscription offerings as of the specified date. For Gold, Kroger Savings, and RxSmartSaver+, each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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
Overview
Our mission is to help Americans save time and money when filling their medications. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. For example, in the second quarter of 2025, we announced the launch of our first condition-specific subscription program for erectile dysfunction, and in October 2025 expanded into hair loss. These condition-specific subscription programs offer consumers a single solution for comprehensive care by bundling the clinician visit, prescription (if deemed medically appropriate by the treating healthcare provider), and related delivery for a single total subscription price. We plan to continue to expand into additional conditions before the end of 2025. In the third quarter of 2025, we also continued to grow our consumer direct pricing and announced a collaboration with a pharmaceutical manufacturer to offer eligible patients nationwide two of the most in-demand GLP-1 medications at a significantly lower cash price through our platform.
With respect to the healthcare landscape, change has become a constant with positive and negative impacts on our business. For example, in July 2025, Congress passed a budget bill that cuts federal funding for Medicaid among other health insurance programs, as well as tightens eligibility requirements and increases the frequency of Medicaid coverage determinations. Further, copays on prescription medication have continued to trend upward in recent years and we believe as insurance providers and government programs continue to shift the cost burden more to consumers, including through changes to Affordable Care Act marketplace subsidies, consumers are now more than ever searching for sustainable and affordable healthcare solutions which we believe strengthens our value proposition. Separately, certain major drug producers and manufacturers are in negotiations with the current Presidential administration to receive relief from the potential imposition of a 100% tariff on any branded or patented pharmaceutical product produced outside of the United
States. As a result of these negotiations, certain manufacturers have announced their participation in a new government sponsored direct-to-consumer platform called “TrumpRx.gov,” designed to offer consumers discounts on their products and some specialty brands. Details regarding this government sponsored platform, as well as any potential impact on our business, offerings or results of operations, are unclear at this time but may be significant. We are actively engaged with the administration, helping to inform policy efforts that expand access and affordability for all Americans. With the introduction of these federal initiatives, including the renewed focus on Most-Favored-Nation pricing, the market is shifting decisively toward greater transparency and direct-to-consumer access. For us, this evolution is both an opportunity and a clear validation of our mission.
Conversely, we have seen rapid changes in the U.S. retail pharmacy landscape recently with announcements of store closures and reduction of footprint from various retail pharmacies, including Rite Aid and Walgreens. In early May 2025, Rite
Aid announced its plan to pursue a sale of substantially all of its assets through a voluntary bankruptcy process.
Consequently, we saw several PBMs remove Rite Aid from their networks, causing immediate cessation in the associated claims volume, as well as rapid store closures, which altogether adversely impacted our ability to recapture these claims in the near term. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs, including changes in retailer reimbursement models, as a result of the pharmacies' increased focus on rationalizing their spending. Furthermore, we saw a material volume reduction in one of our integrated savings programs, which integrate our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. Integrated savings programs are operated through PBMs who decide how to implement and manage these programs. Combined, these external factors have adversely impacted our prescription transactions revenue, financial results, and Monthly Active Consumers that we expect will continue in the near term with the expected impact to prescription transactions revenue estimated at $35.0 to $40.0 million in 2025.
Despite these near term challenges, we continue to believe that we are well positioned to grow our business over the long term.
For the three months ended September 30, 2025 as compared to the same period of 2024:
•Revenue increased to $196.0 million from $195.3 million;
•Net income and net income margin were $1.1 million and 0.6%, respectively, compared to $4.0 million and
2.0%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $66.3 million and 33.8%, respectively, compared to $65.0 million and 33.3%, respectively.
For the nine months ended September 30, 2025 as compared to the same period of 2024:
•Revenue increased to $602.1 million from $593.7 million;
•Net income and net income margin were $25.0 million and 4.2%, respectively, compared to $9.7 million and
1.6%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $205.5 million and 34.1%, respectively, compared to
$193.2 million and 32.5%, respectively.
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
Recent Development
On October 16, 2025, we acquired substantially all of the assets and assumed certain liabilities of ScriptDrop, Inc., a prescription delivery technology platform for $13.5 million in cash. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Key Financial and Operating Metrics
We use Monthly Active Consumers, subscription plans, Adjusted Revenue, Adjusted EBITDA and Adjusted EBITDA
Margin to assess our performance, make strategic and offering decisions and build our financial projections. The number of
Monthly Active Consumers and subscription plans are key indicators of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe these operating metrics reflect our scale, growth and engagement with consumers. As our business continues to evolve, we are reassessing the Monthly Active Consumers metric as a primary indicator of performance to ensure it aligns with how we measure growth and profitability.
We exited the third quarter of 2025 with over 6 million prescription-related consumers that used GoodRx across our prescription transactions and subscription offerings. Our prescription-related consumers represent the sum of Monthly Active
Consumers for the three months ended September 30, 2025 and subscribers to our subscription plans as of September 30,
2025.
Monthly Active Consumers
The factors described in the "Overview" section have adversely impacted our Monthly Active Consumers beginning in the second quarter of 2025 and are expected to contribute to the year-over-year decline in Monthly Active Consumers in the near term.

	Three Months Ended
(in millions)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Monthly Active Consumers	5.4	5.7	6.4	6.6	6.5	6.6	6.7

Subscription Plans
Subscription plans through the second quarter of 2024 included subscription plans for Kroger Savings, which sunset in
July 2024.

	As of
(in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Subscription plans	671	668	680	684	701	696	778
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
We define Adjusted Revenue for a particular period as revenue excluding client contract termination costs associated with restructuring related activities. We exclude these costs from revenue because we believe they are not indicative of past or future underlying performance of the business. For the three and nine months ended September 30, 2025 and 2024, revenue was equal to Adjusted Revenue.
We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on operating lease assets, restructuring related expenses, legal settlement expenses, gain on sale of business and other income or expense, net. These excluded items are either non-cash charges or such that we believe they do not represent our underlying core operating performance and that their exclusion provides investors with a better understanding of the factors and trends affecting our business. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of
Adjusted Revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$1,119	$3,965	$25,014	$9,650
Adjusted to exclude the following:
Interest income	(2,309)	(4,797)	(9,044)	(18,686)
Interest expense	10,829	12,355	32,202	41,564
Income tax expense	4,981	4,147	17,331	10,401
Depreciation and amortization	21,431	17,535	62,072	50,442
Other expense (income)	—	2,660	(694)	2,660
Loss on extinguishment of debt	—	2,077	—	2,077
Financing related expenses (1)	—	66	—	898
Acquisition related expenses (2)	776	65	802	413
Restructuring related expenses (3)	5,526	—	7,291	441
Legal settlement expenses (4)	5,500	—	5,855	13,000
Stock-based compensation expense	18,118	26,381	58,707	78,067
Payroll tax expense related to stock-based compensation	313	510	1,547	2,236
Loss on operating lease asset (5)	—	—	4,409	—
Adjusted EBITDA	$66,284	$64,964	$205,492	$193,163

Revenue	$196,028	$195,251	$602,068	$593,741
Net income margin	0.6%	2.0%	4.2%	1.6%
Adjusted EBITDA Margin	33.8%	33.3%	34.1%	32.5%
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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024:

(dollars in thousands)	Three Months Ended September 30, 2025	% of Total Revenue	Three Months Ended September 30, 2024	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$127,294	65%	$140,419	72%	$(13,125)	(9%)
Subscription revenue	20,724	11%	21,306	11%	(582)	(3%)
Pharma manufacturer solutions revenue	43,372	22%	28,136	14%	15,236	54%
Other revenue	4,638	2%	5,390	3%	(752)	(14%)
Total revenue	196,028		195,251
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	13,419	7%	11,684	6%	1,735	15%
Product development and technology	31,012	16%	30,139	15%	873	3%
Sales and marketing	83,532	43%	89,867	46%	(6,335)	(7%)
General and administrative	32,014	16%	25,619	13%	6,395	25%
Depreciation and amortization	21,431	11%	17,535	9%	3,896	22%
Total costs and operating expenses	181,408		174,844
Operating income	14,620		20,407
Other expense, net:
Other expense	—	0%	(2,660)	1%	2,660	n/m
Loss on extinguishment of debt	—	0%	(2,077)	1%	2,077	n/m
Interest income	2,309	1%	4,797	2%	(2,488)	(52%)
Interest expense	(10,829)	6%	(12,355)	6%	1,526	(12%)
Total other expense, net	(8,520)		(12,295)
Income before income taxes	6,100		8,112
Income tax expense	(4,981)	3%	(4,147)	2%	(834)	20%
Net income	$1,119		$3,965
Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue decreased $13.1 million, or 9%, year-over-year, primarily driven by a decrease in the number of our Monthly Active Consumers (see section titled “Key Financial and Operating Metrics" above), due to the broader changes in the retail pharmacy landscape including store closures and volume reduction in one of our integrated savings programs as discussed above, partially offset by improved unit economics related to contracting with certain of our customers and partners and favorable changes in sales mix. Our acquisition of VCRx (see Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) did not materially contribute to the year-over-year changes in prescription transactions revenue and Monthly Active Consumers.
Subscription revenue decreased $0.6 million, or 3%, year-over-year, primarily driven by a decrease in the number of subscription plans with 671 thousand subscription plans as of September 30, 2025 compared to 701 thousand as of
September 30, 2024.
Pharma manufacturer solutions revenue increased $15.2 million, or 54%, year-over-year, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers. We expect pharma manufacturer solutions to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma manufacturer solutions offering.

Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $1.7 million, or 15%, year-over-year, primarily driven by an increase in processing fees.
Product development and technology
Product development and technology expenses remained relatively flat year-over-year.
Sales and marketing
Sales and marketing expenses decreased $6.3 million, or 7%, year-over-year, primarily driven by a $5.3 million decrease in stock-based compensation expense largely as a result of changes in our employee composition and a $2.7 million decrease in third-party marketing expenses.
General and administrative
General and administrative expenses increased $6.4 million, or 25%, year-over-year, primarily driven by a $5.5 million estimated probable loss with respect to an ongoing class action litigation recognized in the third quarter of 2025.
Depreciation and amortization
Depreciation and amortization expenses increased $3.9 million, or 22%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features.
Other Expense
We recognized other expense of $2.7 million in the third quarter of 2024 related to third-party transaction costs as a result of our debt refinancing in July 2024.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $2.1 million in the third quarter of 2024 related to the write-off of a portion of existing unamortized debt issuance costs and discounts as a result of our debt refinancing in July 2024.
Interest Income
Interest income decreased by $2.5 million, or 52%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds and lower interest rates.
Interest Expense
Interest expense decreased by $1.5 million, or 12%, year-over-year, primarily due to lower average debt balances and lower interest rates.
Income Taxes
For the three months ended September 30, 2025 and 2024, we had income tax expense of $5.0 million and $4.1 million, respectively, and an effective income tax rate of 81.7% and 51.1%, respectively. The year-over-year increase in income tax expense was primarily driven by an increase in the tax effects from our equity awards partially offset by a decrease in income before income taxes.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024:

(dollars in thousands)	Nine Months Ended September 30, 2025	% of Total Revenue	Nine Months Ended September 30, 2024	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$419,281	70%	$432,562	73%	$(13,281)	(3%)
Subscription revenue	62,264	10%	65,860	11%	(3,596)	(5%)
Pharma manufacturer solutions revenue	107,001	18%	79,149	13%	27,852	35%
Other revenue	13,522	2%	16,170	3%	(2,648)	(16%)
Total revenue	602,068		593,741
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	40,133	7%	36,022	6%	4,111	11%
Product development and technology	92,087	15%	92,010	15%	77	0%
Sales and marketing	252,944	42%	273,285	46%	(20,341)	(7%)
General and administrative	90,023	15%	94,316	16%	(4,293)	(5%)
Depreciation and amortization	62,072	10%	50,442	8%	11,630	23%
Total costs and operating expenses	537,259		546,075
Operating income	64,809		47,666
Other expense, net:
Other income (expense)	694	0%	(2,660)	0%	3,354	(126%)
Loss on extinguishment of debt	—	0%	(2,077)	0%	2,077	n/m
Interest income	9,044	2%	18,686	3%	(9,642)	(52%)
Interest expense	(32,202)	5%	(41,564)	7%	9,362	(23%)
Total other expense, net	(22,464)		(27,615)
Income before income taxes	42,345		20,051
Income tax expense	(17,331)	3%	(10,401)	2%	(6,930)	67%
Net income	$25,014		$9,650
Revenue
The year-over-year changes in prescription transactions revenue, subscription revenue, and pharma manufacturer solutions revenue were driven by the same factors described above for the three months ended September 30, 2025 compared to the same period of 2024.
For expected revenue trends, see our discussion and analysis above for the three months ended September 30, 2025 compared to the same period of 2024.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $4.1 million, or 11%, year-over-year, primarily driven by an increase in processing fees.
Product development and technology
Product development and technology expenses remained relatively flat year-over-year.
Sales and marketing
Sales and marketing expenses decreased $20.3 million, or 7%, year-over-year, primarily driven by a $11.0 million decrease in stock-based compensation expense largely as a result of changes in our employee composition, a $7.9 million decrease in third-party marketing expenses, and a $5.8 million decrease in advertising expenses. The impact from these drivers was partially offset by a $4.8 million increase in other personnel related expenses.
General and administrative
General and administrative expenses decreased $4.3 million, or 5%, year-over-year, primarily driven by a $7.5 million decrease in estimated legal settlement expense with respect to an ongoing class action litigation, and a $4.4 million decrease in stock-based compensation expense related to awards granted to our Co-Founders in 2020 that fully vested by the end of 2024. The impact of these drivers was partially offset by a $4.4 million impairment loss related to a leased office space we recognized in the first quarter of 2025 and a $2.4 million increase in professional fees.
Depreciation and amortization
Depreciation and amortization expenses increased $11.6 million, or 23%, year-over-year, primarily driven by the same factors described above for the three months ended September 30, 2025 compared to the same period of 2024.
Other Expense, Loss on Extinguishment of Debt, Interest Income and Interest Expense
The year-over-year changes in other expense, loss on extinguishment of debt, interest income and interest expense were primarily driven by the same factors described above for the three months ended September 30, 2025 compared to the same period of 2024.
Income Taxes
For the nine months ended September 30, 2025 and 2024, we had income tax expense of $17.3 million and $10.4 million, respectively, and an effective income tax rate of 40.9% and 51.9%, respectively. The year-over-year increase in income tax expense was primarily driven by an increase in income before income taxes and the tax effects from our equity awards, partially offset by a decrease in the estimated annual effective income tax rate.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. As of September 30, 2025, our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $88.0 million secured revolving credit facility that matures on April 10, 2029. As of September 30, 2025, we had cash and cash equivalents of $273.5 million and $80.2 million available under our revolving credit facility.
Other than as disclosed in Note 8 to our condensed consolidated financial statements appearing elsewhere in this
Quarterly Report on Form 10-Q, as of September 30, 2025, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 10-K.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx, Inc. were restricted pursuant to the terms of our debt arrangements as of September 30, 2025. Since the restricted net assets of
GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note
18 to our consolidated financial statements included in our 2024 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$135,016	$139,149
Net cash used in investing activities	(88,190)	(53,703)
Net cash used in financing activities	(221,643)	(333,965)
Net change in cash and cash equivalents	$(174,817)	$(248,519)
Net cash provided by operating activities
The $4.1 million year-over-year decrease in net cash provided by operations was driven by a $18.5 million increase in net income after adjusting for non-cash adjustments, offset by a $22.6 million increase in cash outflow from changes in operating assets and liabilities. Changes in operating assets and liabilities were principally driven by the timing of payments of prepaid services, accounts payable and accrued expenses, income tax payments and refunds, as well as collections of accounts receivable.
Net cash used in investing activities
The $34.5 million year-over-year increase in net cash used in investing activities was primarily driven by a $30.0 million increase in cash paid for the acquisition of a business and a $3.3 million increase in cash paid for software development.
Net cash used in financing activities
The $112.3 million year-over-year decrease in net cash used in financing activities was primarily driven by a
$165.9 million decrease in payments on our term loans and debt issuance costs as a result of our refinancing in July 2024 and a $13.1 million decrease in employee taxes paid related to net share settlement of equity awards. The impact from these drivers was partially offset by a $48.3 million increase in payments for repurchases of our Class A common stock and a $18.4 million decrease in proceeds from the exercise of stock options.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.
Critical Accounting Policies and Estimates
During the three months ended September 30, 2025, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2024 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For example, our corporate headquarters and other facilities are located in California, which in the past has experienced both severe earthquakes and wildfires. Certain of these events may become more frequent or intense as a result of climate change or other environmental or social pressures. For more information, see our risk factor titled “We are subject to a series of risks related to climate change” previously disclosed in our 2024 10-K. If any of these events occur, our business could be adversely affected.
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
In addition, recently there has been heightened governmental scrutiny of the manner in which pharma manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in August 2022, former President Biden signed the Inflation Reduction Act of
2022 (the “IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare
Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part
D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (beginning in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services ("HHS") to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiation program is currently subject to legal challenges. In addition, the IRA delayed the final rule removing safe harbor protection for price reductions given by pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law, until 2032. In July 2025, the government enacted the One Big Beautiful Bill Act (the “OBBBA”), which included reforms to programs such as Medicaid and restrictions for certain groups to access the Affordable Care Act
Marketplace. These changes may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, and their ability to receive prescriptions and certain prescribed medications. The impact of the IRA and OBBBA on our business and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.
More recently, the current presidential administration has proposed the imposition of a 100% tariff on branded or patented pharmaceutical product produced outside of the United States. Such tariff may increase costs to our customers and decrease demand for pharmaceutical products and consequently our offerings, which could have a material adverse effect on our business, financial condition and results of operations. Certain major drug producers and manufacturers are in negotiations with the administration to receive relief from such tariff. As a result of these negotiations, certain manufacturers have announced their participation in a new government sponsored direct-to-consumer platform called “TrumpRx.gov,”
designed to offer consumers discounts on their products and some specialty brands. Details regarding this government sponsored platform, as well as any potential positive or negative impact on our business, offerings or results of operations, are unclear at this time but may be significant.
Our ability to realize the benefits of opportunities that we elect to pursue, such as initiatives related to TrumpRx.gov, may be limited, and we may be unable to fully achieve related business goals. At the same time, ongoing changes and shifts in healthcare policy, or changes in applicable legal standards, may reduce or even eliminate opportunities we may wish to pursue. As a result, any returns on our investment in developing these opportunities are uncertain and the failure to achieve related business goals may adversely affect our financial condition and results of operations.
Congress has and is likely to continue to scrutinize key participants in the healthcare industry, including PBMs. A number of bills have been introduced in Congress that would further regulate PBMs and impose additional requirements.
The Federal Trade Commission (the "FTC") has issued statements about PBMs and conducted a study of PBMs that resulted in two published reports, which could motivate further actions by Congress with respect to PBM regulation. Any findings in the report may motivate further actions by Congress with respect to PBM regulation. In September 2024, the FTC filed an administrative complaint against the three largest PBMs and their affiliated group purchasing organizations alleging that the PBMs engaged in anti-competitive and unfair practices that increased costs for insulin medication. It is unclear what the results of this matter will be, and what impact this will have on the PBM industry and our business, financial condition and results of operations. See our risk factor titled “We are, and may become in the future, subject to various legal proceedings and claims that arise in or outside the ordinary course of business, which may require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock ” previously disclosed in our 2024 10-K.
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
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of September 30, 2025, we estimated we had used approximately $792.4 million of the net proceeds from our IPO: (i) $184.4 million for the acquisition of businesses that complement our business; (ii) $427.0 million for the repurchases of our Class A common stock; (iii) $160.0 million for the repayment of our outstanding debt obligations;
and (iv) $21.0 million for working capital and other general corporate purposes. As of September 30, 2025, we had $94.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
July 1 - 31	5,730,536	$4.92	5,730,536	$114,825
August 1 - 31	2,877,972	$4.65	2,877,972	$101,455
September 1 - 30	4,750,659	$4.21	4,750,659	$81,435
Total	13,359,167		13,359,167
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-
Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1	Form of Option Agreement pursuant to 2020 Incentive Award Plan					*

10.2	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: November 4, 2025	By:	/s/ Wendy Barnes
Wendy Barnes
Chief Executive Officer & President
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Christopher McGinnis
Christopher McGinnis
Chief Financial Officer & Treasurer
(Principal Financial Officer)

Date: November 4, 2025	By:	/s/ Romin Nabiey
Romin Nabiey
Chief Accounting Officer
(Principal Accounting Officer)