Form 10-K
period 2025-12-31
GoodRx Holdings, Inc.
filed 2026-02-26
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $423.2 million.
As of February 17, 2026 the registrant had 108,610,311 shares of Class A common stock, $0.0001 par value per share, and 233,964,187 shares of Class
B common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

Glossary of Selected Terminology
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “GoodRx,” and similar references refer to GoodRx Holdings, Inc. and its consolidated subsidiaries.
•“Co-Founders” refers to Trevor Bezdek and Douglas Hirsch, each a director of the Company.
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
•“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a
Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our GoodRx Pharma Direct (formerly pharma manufacturer solutions and referred to hereafter as "pharma direct") offering, or consumers who used our telehealth offering. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. For example, a unique consumer who uses a GoodRx code twice in January, but who did not use our prescription transactions offering again in February or March, is counted as 1 in
January and as 0 in both February and March, thus contributing 0.33 to our Monthly Active Consumers for such quarter (average of 1, 0 and 0). A unique consumer who uses a GoodRx code in January and in March, but did not use our prescription transactions offering in February, would be counted as 1 in January, 0 in
February, and 1 in March, thus contributing 0.66 to our Monthly Active Consumers for such quarter. Effective
January 1, 2025, Monthly Active Consumers from acquired companies are included beginning from the acquisition date. Prior to January 1, 2025, Monthly Active Consumers from acquired companies were only included beginning in the first full quarter following the acquisition.
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
operations.
•“subscribers” and similar references refer to our consumers that are subscribed to our subscription offerings,
GoodRx Gold (“Gold”), Kroger Rx Savings Club powered by GoodRx (“Kroger Savings”) which sunset in July
2024, condition-specific subscription programs which first launched in June 2025, and RxSmartSaver+
powered by GoodRx ("RxSmartSaver+") which launched in July 2025. References to subscription plans as of a particular date represents an active subscription to any one of our aforementioned subscription offerings as of the specified date. For Gold, Kroger Savings, and RxSmartSaver+, each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,”
“should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,”
“forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the
U.S. retail pharmacy landscape and macroeconomic environment, the impact of store closures and the announced bankruptcy of one of our retail partners on our business, the potential impact of the new government-sponsored direct-to-
consumer platform called “TrumpRx.gov” and other evolving federal initiatives on our business, our value proposition, our collaborations, and partnerships with third parties, including our integrated savings program, the impact of the recent volume reduction in one of our integrated savings programs, the anticipated expansion of our condition-specific subscription program, our direct contracting approach with select pharmacies, the impact of the sunset of certain of our offerings, anticipated impacts of our restructuring and cost savings initiatives, stock compensation, our stock repurchase program, realizability of deferred tax assets, impacts from recent tax legislation, potential outcomes and estimated impacts of certain legal proceedings, our business strategy, our plans, market opportunity and growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-
looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The forward-looking statements in this
Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Additionally, certain information (including information regarding environmental, social, and governance (“ESG”)
assessments, goals and relevant issues) in our filings with the Securities and Exchange Commission (the “SEC”), including this filing, or other locations, such as our corporate website, is informed by various ESG standards and frameworks
(including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not be, and should not be interpreted as necessarily being, “material” under the federal securities laws for
SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates, or third-party information that is still evolving and subject to change. For additional information, please see Part I, Item 1A, “Risk Factors –
ESG initiatives could increase our costs, harm our reputation, and adversely impact our financial results.”
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors”
in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class
A common stock. The principal risks and uncertainties affecting our business include the following:
•Risks related to our limited operating history and historical growth rates could materially adversely impact our business, financial condition, and results of operations;
•We may be unsuccessful in achieving broad market education and changing consumer purchasing habits;
•We may be unable to continue to attract, acquire, and retain consumers, or may fail to do so in a cost-effective manner;
•We rely significantly on our prescription transactions offering and may not be successful in expanding or maintaining our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry;
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
•Use of social media, emails, and text messages may adversely impact our reputation, subject us to fines or other penalties or be an ineffective source to market our offerings;
•We depend on our information technology systems, and those of our third-party vendors, contractors, and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations;
•Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations;

•Our business relies on email, mail, and other messaging channels and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business;
•We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone
Consumer Protection Act;
•Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards, and other requirements could adversely affect our business, financial condition and results of operations;
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
•A pandemic, epidemic, or outbreak of an infectious disease in the United States, has and could in the future adversely impact our business;
•General economic factors, natural disasters, or other unexpected events may adversely affect our business, financial performance and results of operations;
•We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments, or alliances, or to integrate them with our existing business, could have a material adverse effect on us;
•Restrictions in our debt arrangements could adversely affect our operating flexibility, and failure to comply with any of these restrictions could result in acceleration of our debt;
•Our business depends on network and mobile infrastructure and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of consumers;
•We depend on our relationships with third parties and would be adversely impacted by system failures or other disruptions in the operations of these parties;
•Changes in consumer sentiment or laws, rules, or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate revenues, could adversely affect our ability to collect proprietary data on consumer behavior, and could result in material financial penalties;
•We are subject to a series of risks related to climate change;
•ESG initiatives could increase our costs, harm our reputation, and adversely impact our financial results;
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
GoodRx was founded to solve the challenges that consumers face in understanding, accessing, and affording healthcare by removing the friction and inefficiencies in the system. We started with a price comparison tool for prescriptions, offering consumers free access to lower prices on their medication. This price comparison platform processes over 420 billion pricing data points every day and integrates that data into a user-friendly interface which provides consumers with dynamic, geographically relevant prescription pricing, and access to negotiated prices through GoodRx codes that can be used to save money on prescriptions across the United States.
Today, we believe our expanded platform improves the health and financial well-being of American families by providing easy access to price transparency and affordability solutions for generic and brand medications both for consumers and healthcare providers, other healthcare product and services, including certain condition-specific end-to-end solutions, telehealth services, and wellness related content. We believe that our offerings provide significant savings to consumers, and can help drive greater medication awareness, access and adherence, faster treatment and better patient outcomes that also benefit the broader healthcare ecosystem and its stakeholders.
We see exciting growth potential as we continue to expand our role as an essential access and affordability layer across the healthcare ecosystem – serving consumers, healthcare providers, pharmacies, and pharma manufacturers across the
United States. As we extend our platform, we believe that we can create multiple monetization opportunities at different stages of the consumer healthcare journey, enabling us to drive higher expected consumer lifetime value without significant additional consumer acquisition costs.
Industry Challenges
Despite the approximately $5.3 trillion U.S. healthcare market being one of the largest sectors of the U.S. economy, it remains opaque and highly fragmented for consumers. Even simple healthcare transactions, such as finding a doctor or filling a prescription at an affordable price, are often difficult. This can lead to confusion, inefficiency, and unneeded additional costs for consumers and the healthcare system. The pharmacy is the de-facto “front door” to American healthcare, with frequent consumer interaction and engagement. However, finding affordable prices for prescriptions is complicated by a lack of price transparency, a confusing reimbursement and insurance landscape, and a fragmented marketplace in which the list prices for the same medication can vary significantly across pharmacies. We believe that these challenges are driven in part by a lack of solutions that enable consumers to easily search, discover, and access the product or service that they need at an affordable price. Consumer-focused technology solutions are essential in healthcare given that the stakes involve peoples’ health and lives.
In July 2025, Congress enacted the One Big Beautiful Bill Act ("OBBBA") which cuts federal funding for Medicaid among other health insurance programs, as well as tightens eligibility requirements and increases the frequency of Medicaid coverage determinations. Further, copays on prescription medication have continued to trend upward in recent years and we believe as insurance providers and government programs continue to shift the cost burden more to consumers, including through changes to Affordable Care Act (the "ACA") marketplace subsidies, consumers are now more than ever searching for sustainable and affordable healthcare solutions which we believe strengthens our value proposition. Separately, certain major drug producers and manufacturers have entered into drug pricing agreements with the U.S. government, and as part of these agreements, have announced their participation in a new government sponsored direct-to-consumer platform called
“TrumpRx.gov” ("TrumpRx"), which was launched in February 2026 and designed to offer consumers discounts on their products and some specialty brands. GoodRx is a key integration partner for pharma manufacturers offering discounted cash prices on TrumpRx at launch. Any potential impact of TrumpRx or similar initiatives on our business, offerings, or results of operations are unclear at this time but may be significant. With the introduction of these federal initiatives, including the renewed focus on Most-Favored-Nation pricing, the market is shifting decisively toward greater transparency and direct-to-consumer access.
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
We believe this market opportunity is substantial and estimate the total addressable market ("TAM") for our primary solutions to be between $600 billion and $710 billion. This includes a $581 billion to $691 billion prescription opportunity,

which is inclusive of our estimated value of prescriptions that are written but not filled, and a $19 billion pharma direct opportunity.
Prescription Opportunity
We started our business with a focus on the U.S. prescriptions market. The majority of the utilization of our platform relates to generic medications. We also enable consumers to save on brand medications. We believe that the prices available through our platform are highly competitive, for both insured and uninsured consumers, and our platform enables consumers to save on prescription medications regardless of whether the consumer is insured or not. We believe we can drive significant growth in our prescription opportunity through our ability to continue to provide attractive prescription pricing to consumers and integrating our pricing across existing channels within the healthcare ecosystem.
Pharma Direct (formerly Pharma Manufacturer Solutions) Opportunity
Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. Pharma manufacturers provide affordability solutions, such as co-pay cards, patient assistance programs, consumer direct pricing
(formerly point-of-sale discount programs), and other savings options, so that consumers can access their medications. We partner with pharma manufacturers to advertise and integrate these affordability solutions into our platform. We believe this offering can deliver incremental margin as we deploy these solutions across our existing base of consumers and visitors, introduce new solutions, and increase the number of brands and manufacturers with which we work.
Our Value Proposition
We positively impact many key stakeholders in the healthcare ecosystem. We believe that consumers, healthcare providers, PBMs, pharmacies, and pharma manufacturers all win with GoodRx. This, in turn, can drive beneficial and self-
reinforcing network effects.
Our value proposition by stakeholder is described below:
•Consumers: Our platform provides consumers with a variety of mobile-first offerings designed to make their access to healthcare simple and more affordable. These solutions increase medication adherence, reduce strain on hospital emergency departments and physicians, and improve health outcomes.
◦Our prescription transactions offering, part of our prescription marketplace, provides dynamic, geographically relevant prescription pricing, and access to negotiated prices that can be used by our consumers to save money on prescriptions. Our negotiated prices for prescriptions are often cheaper than the average commercial insurance co-pays. Access to discounted prices is free for consumers through our platform.
◦Our subscription offerings, part of our prescription marketplace, specifically Gold and RxSmartSaver+
provide consumers and their families with access to even lower prescription prices on select medications in select pharmacies for a monthly or annual subscription fee. Gold also provides mail delivery and discounted access to our GoodRx Care telehealth services at no additional cost.
Additionally, some of our condition-specific subscription programs offer consumers a single solution for comprehensive care by bundling the clinician visit, prescription (if deemed medically appropriate by the treating healthcare provider), and related delivery for a single total subscription price.
◦Our pharma direct offering provides advertising and integrated consumer affordability solutions to pharma manufacturers with the goal of improving access to and affordability of brand medications for consumers.
◦Our platform provides educational resources to help inform consumers about their healthcare. We provide consumers with expert medication information, as well as pricing and coverage information made possible through our robust data sources and staff of experienced researchers.
•Healthcare Providers: Physicians and other healthcare professionals are motivated to help patients, and, increasingly, are judged by patient outcomes. We help these healthcare professionals improve patient outcomes by encouraging medication adherence and providing a consumer-friendly service, including access to prescription delivery services. In addition, our Provider Mode platform provides healthcare providers with a more customized experience and tools to support patients throughout their healthcare journey. Further, we are able to integrate our pricing information and GoodRx codes directly into Electronic Health Record (“EHR”)
systems, enabling healthcare professionals to provide prices from our platform directly to their patients at the point of prescribing, including via EHR-sent text messages and emails. We help physicians engage with patients more efficiently through our products and services.
•Healthcare Companies: PBMs, pharmacies, and pharma manufacturers use our platform to reach and provide affordability solutions to consumers. We play a valuable role within the healthcare ecosystem by aggregating, normalizing, and presenting information from all of these constituents on a single platform for the consumer. Through the deep relationships that we have developed with these stakeholders over many years, we are able to continually improve our offerings and achieve better pricing outcomes for consumers.
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
We expand the market for PBMs by increasing their cash network transaction volumes and by adding new consumers to the overall prescriptions market, many of whom, both insured and uninsured, would otherwise not fill their prescriptions because of high deductibles or prices. We believe that, for many of our PBM partners, we are their only significant direct-to-consumer channel. To date, no significant PBM has terminated a relationship with GoodRx, Inc., which highlights the strength of our relationships alongside the value we deliver.
◦Pharmacies: With GoodRx, pharmacies can reduce ‘walk away’ patients and prescriptions abandoned at the counter due to high cost, and can also increase overall sales through additional foot-traffic. We work closely with pharmacies to ensure that pharmacists are educated on how to use our apps and websites, and know how to apply GoodRx codes at the point of sale. We also enter into direct contractual agreements with select pharmacies to provide consumers access to discounted prices and further drive incremental sales to these partner pharmacies. Consumers can use GoodRx at nearly every retail pharmacy in the United States. Additionally, pharmacies also access our prescription delivery services to reach more consumers.
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
Prescription Transactions Offering
We have built a vast network of relationships, contracts and integrations with key stakeholders in the healthcare industry. Our proprietary technology enables us to aggregate prescription pricing data points from sources spanning the healthcare industry. We structure and normalize the presentation of the data to give consumers dynamic, geographically relevant prescription pricing that is accessible through our apps or websites for free. By normalize, we refer to a process of taking the various different pricing methodologies and medication lists from each of our sources, and homogenizing the presentation of this data so that prices are directly comparable. Consumers can choose the lowest price from a selection of nearby pharmacies, save a GoodRx code to their mobile device for free and present that code at their pharmacy to access that low price.
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
Our pricing sources span the healthcare industry and include PBMs, pharmacies, pharma manufacturers, patient assistance programs, consumer direct pricing, and others, making it difficult to replicate the data we possess and share with consumers. We believe it is important to work with as many of the key stakeholders of the healthcare industry as possible in order to increase the affordability options for our consumers. Our broad set of long-term relationships across the industry, combined with our proprietary platform, allows us to present highly competitive prices to consumers.
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
As we help more consumers save money on their medications and drive additional traffic through various PBMs, we increase our scale, which we believe over time leads to lower prices for our consumers. We have steadily increased the number of PBMs with which we work over time. To date, no significant PBM has terminated a relationship with GoodRx, Inc.
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
In 2022, we began to enter into direct contractual agreements with select pharmacies to complement the existing contractual agreements with our PBM partners. We believe our hybrid approach will help us build stronger lines of communication and stronger relationships with our retailers by helping drive traffic and margin while continuing to deliver great affordability to consumers. Our direct agreements with partner pharmacies enable us to negotiate more competitive prescription prices offered at these pharmacies and therefore provide an additional source of pricing information to be displayed on our platform, creating pricing transparency and value for consumers. We receive a fixed or variable fee from our partner pharmacy as compensation for processing the consumer's claim at the point of sale. In addition to prescription pricing, we also provide other prescription related offerings and solutions to our customers including facilitating the processing of claims and delivery services.
Subscription Offerings
Our subscription offerings provide additional benefits to consumers of our prescription transactions offering. We leverage our relationships across the healthcare ecosystem and our product expertise to provide subscribers with even greater savings and convenience at select pharmacies through some of our subscription offerings. Our subscription offerings are designed to be easy to use and provide subscribers with added benefits and features, such as, where applicable, increased discounts on prescription prices, discounted virtual care visits, or free home delivery on eligible medications.
•Gold: We offer a subscription savings program whereby subscribers generally pay a monthly or annual fee for access to even lower prices in select participating pharmacies amongst other benefits, including a mail delivery feature and discounted virtual care visits.
•Partnership Subscriptions: From time to time, we may partner with retailers to offer tailored subscription products. For example, we previously partnered with Kroger, one of the largest retail pharmacies in the United
States, to offer Kroger Savings to their consumers for an annual fee, a portion of which we shared with Kroger, until the program sunset in July 2024. In 2025, we partnered with select pharmacies to offer our brand medication savings solution, RxSmartSaver+, to their consumers for a monthly or annual fee.
•Condition-Specific Subscriptions: We first launched condition-specific subscriptions in 2025. Subscribers pay a fixed upfront fee for a subscription to gain access to treatments and ongoing support for certain chronic conditions, including erectile dysfunction, weight management, and hair loss, delivered by our network of qualified medical professionals who can prescribe medications when appropriate. Certain of these condition-
specific subscription programs offer consumers a single solution for comprehensive care by bundling the clinician visit, prescription (if deemed medically appropriate by the treating healthcare provider), and related delivery for a single total subscription price to make it even easier for consumers to get the care they need.
Pharma Direct Offering
Brand medications tend to be expensive, and insurance coverage is complicated and may be restrictive. As a result, many consumers are not able to access or afford their medications.
Pharma manufacturers provide affordability solutions such as co-pay cards, patient assistance programs, consumer direct pricing, care portals, and other savings options so that consumers can access their medications. We partner with pharma manufacturers to advertise and integrate these affordability solutions into our platform. For example, our consumer direct pricing help lower the cash price of certain branded medications for consumers at the pharmacy counter with little friction, and are increasingly being used by pharma manufacturers to reach more patients.
We believe our trusted brand, large volume of high intent consumers and easy-to-use interface make our platform highly attractive to pharma manufacturers. These solutions generally increase medication awareness, access, and adherence and can lead to faster treatment and better patient outcomes.
We believe our pharma direct offering delivers a product that both increases overall consumer satisfaction and drives incremental consumer lifetime value at a low incremental cost to us.
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
In addition to organic consumer acquisition, our sales and marketing efforts are designed to bring new consumers onto our platform for the first time and to re-engage existing consumers. We acquire new consumers through a variety of channels, including: (i) direct to consumer marketing which includes TV, paid search, or other digital campaigns; (ii)
marketing through healthcare partnerships which includes marketing materials in physician offices and integrating pricing from our platform into EHR providers' prescribing workflows so that healthcare professionals can provide prices from our platform to their patients at the point of prescribing; (iii) marketing through partnerships with other affiliates to distribute our discounts and solutions to a broader target audience outside of the healthcare ecosystem; and (iv) through content creation which increases traffic to the GoodRx apps and websites such as from GoodRx Health, which provides visitors with thousands of articles with research-backed answers to health questions and provides us with more opportunities to convert visitors to active consumers. We have and may in the future offer incentives to certain consumers that further reduce discounted prices offered on our platform for a limited time and on a limited number of prescription drugs to attract new and re-engage existing consumers.
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
•Scalable: Our digital platform is cloud native, scalable, and reliable. We leverage major third-party cloud and data service providers and have built a modular system of services on top of this infrastructure.
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
•Deepen Relationships with Retail Pharmacies: We aim to further strengthen and expand our relationships with retail pharmacy partners to enhance pricing competitiveness, improve the consumer experience at the point of sale, and drive increased prescription volume. By leveraging our scale, data insights, and integrated technology solutions, we aim to align incentives with pharmacy partners, support operational efficiency, and expand the breadth and depth of offerings available to consumers across our network.
•Invest in Product Offerings: We plan to continue to invest in and scale our range of product offerings to better address the needs of consumers, provide them with better pricing, and improve their overall healthcare journey. We have a multi-prong approach for this strategy which includes:
◦Pharma Direct Offering: We believe our trusted brand, large volume of high intent consumers and easy-to-use consumer experience make our offering highly attractive to pharma manufacturers. The solutions offered by pharma manufacturers on our platform can increase the likelihood that consumers will start to take or continue to take their prescribed medication. We plan to continue to expand the number of pharma manufacturers with which we work, increase brand penetration, and increase the number of solutions each of them uses, as well as enhance our existing offerings and introduce new integrated technology solutions that will allow manufacturers to interact with our consumer base more effectively.
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
Additionally, we introduced Employer Direct, a new platform designed to help employers address gaps in traditional insurance coverage by pairing their existing benefits with integrated cash pricing in order to expand affordability and access for their employees. As we continue to grow our brand awareness and consumer base, selling additional products and services into our large acquired base will drive an attractive incremental margin opportunity.
•Pursue Strategic Partnerships and Acquisitions: We are a valuable partner to a variety of healthcare constituents. We have entered into a number of strategic agreements in recent years. For example, starting in
2023, we engaged with several PBM partners for our integrated savings program, which integrates our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members they serve. Eligible plan members only need to utilize their existing benefit card at their preferred in-network pharmacy to benefit from our discounts and pricing, with no further action required. In 2025, we continued to grow our consumer direct pricing and announced a collaboration with a pharmaceutical manufacturer to offer eligible patients nationwide two of the most in-demand GLP-1 medications at a significantly lower cash price through our platform. As part of our business strategy, we will continue to pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position and enhance our capabilities.
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
We principally compete with companies that provide prescription savings and solutions to pharma manufacturers. New entrants may also enter our industry and compete with us. Generally, we believe that we are able to compete effectively against these organizations based on our brand, scale, pricing, and consumer experience. Our competitors vary in size and breadth of their offerings.
•In prescription discounts and price comparisons, our competition is fragmented and consists of competitors that are both larger and smaller than us in scale, including large e-commerce companies.
•Our pharma direct offering competes for advertising and market access budget allocation against platforms on which manufacturers can reach consumers, including health-related websites and mobile apps, and services supporting patient access. We believe that our trusted brand and our platform allows us to engage patients about the cost of their brand medications.
There is currently significant concentration in the U.S. healthcare industry, and in particular there are a limited number of PBMs, including pharmacies’ in-house PBMs, and a limited number of national pharmacy chains. If we are unable to retain favorable contractual arrangements with our PBM partners and partner pharmacies, including any successor PBMs should there be further consolidation of PBMs or pharmacies, we may lose them as customers and partners, as applicable, or the negotiated rates provided by such PBMs or directly through such partner pharmacies may become less competitive, which could have an adverse impact on our platform.
A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with dozens of PBMs that maintain cash networks and prices, and the number of PBMs we work with has increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. For additional information, see “We rely on a limited number of industry participants.” in Part I, Item 1A, “Risk Factors” included elsewhere in this Annual Report on
Form 10-K.
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our products and technology platform, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating, or otherwise violating valid and enforceable intellectual property rights of others.
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
Our patents and patent application relate to software and services, including our ability to combine prices from multiple
PBMs together in a single consumer interface. Our issued patents begin expiring in 2034, excluding any patent term adjustment. Our most material trademark asset is the registered trademark for our brand, “GoodRx,” and for the use of the color yellow in the prescription discounts space. Additionally, we have registered domain names for websites that we use in our business, such as www.goodrx.com.

We continually review our development efforts to assess the existence and patentability of new intellectual property and we intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. For more information regarding risks related to intellectual property, please see Part I, Item 1A, “Risk Factors – Risks Related to Intellectual Property.”
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
As of December 31, 2025, we employed 697 employees, all of which are full-time employees. We strive to build a workforce that supports the full range of consumers, customers, and partners we serve every day. In managing our business, we develop and implement policies and programs that support our strategic goals, maintain competitiveness, promote shared fiscal responsibility among our company and our employees, align talent across the organization and reward performance while managing the costs of such policies and programs. Our employees are supported with training and development opportunities to pursue their career paths and to promote compliance with our policies. We adhere to our code of business conduct and ethics (the "Code of Business Conduct and Ethics"), which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
We continue to embrace both hybrid and remote working for our employees as we believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees that work remotely. We also continue to provide robust benefits, including health insurance for employees and dependents, 401(k) match, fertility benefits, paid parental leave, and discretionary vacation. We foster a collaborative and tight-knit corporate culture through company events, team building offsites, social gatherings, and pet-friendly offices. Employees remain motivated by knowing that their work has a meaningful impact on the consumers we serve.
Government Regulation
Data Privacy and Security Laws
The data we collect and process is an integral part of our products and services, for example, allowing us to ensure our prices are accurate, surface the most relevant prices and reach consumers with savings information. We collect and use personal information, including health-related information, to, among other reasons, help run our business (including for analytical and marketing purposes) and to communicate and otherwise reach our consumers. In some instances, we may use third party service providers to assist us in the above.
Since we receive, use, transmit, disclose, store, and otherwise process personal information, including health-related information, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure, and protection of this information. Such laws and regulations include, but are not limited to, the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, the Health Insurance Portability
and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
(together with their implementing regulations, collectively, “HIPAA”), Section 5(a) of the Federal Trade Commission Act,
certain state data privacy and security laws, including, but not limited to, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), Washington State My Health My Data Act and other state data privacy and security laws. We are also subject to a negotiated settlement with the Federal Trade Commission (the "FTC,"
and such settlement, the "FTC Order") which includes, among other things, agreements to effect or maintain, as applicable, certain changes to our business practices, policies, and compliance requirements. The violation of any such laws and regulations and/or the FTC Order could result in legal remedies that could materially impact our business or financial performance.
Our respect for laws and regulations regarding the collection and processing of personal information underlies our strategy to improve our consumer experience and build trust. To read more about our approach to privacy and security laws and the regulations, please see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards, and other requirements could adversely affect our business, financial condition and results of operations.”

State Licensing Requirements
Certain states have enacted laws regulating companies that offer and market discount prescription drug coupons and/or medical services. These laws implicate a variety of services that we offer and may implicate other products we may develop in the future. These state laws are intended to protect consumers from fraudulent, unfair or deceptive marketing, sales and enrollment practices by such plans. It is possible that other states may enact new requirements or interpret existing requirements to include our programs. Failure to obtain and maintain the required licenses, certifications or registrations to provide these offerings, as well as to abide by applicable regulations governing these offerings, may result in civil penalties, receipt of cease and desist orders, or a restructuring of our operations.
State Corporate Practice of Medicine and Fee Splitting Laws
With respect to our telehealth platform, GoodRx Care contracts with physician-owned professional entities to deliver our telehealth offering to their patients in the United States principally supported by Wheel Health, Inc.'s (“Wheel”) technology and network of clinicians. We enter into management services agreements with these physician-owned professional entities pursuant to which we provide them with billing, scheduling, and a wide range of other non-clinical services, and, in return, these professional entities pay us a management fee for those services. In addition, our telehealth platform enables consumers to opt in to use our prescription transactions offering and/or fill their prescriptions through a third-party mail delivery pharmacy. These relationships are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment, and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities. For further information, please see Part I, Item 1A, “Risk Factors – Risks Related to the Healthcare Industry – Our telehealth related products and services are subject to various state laws and regulations governing the provision of telehealth services.” and “Risk Factors – Risks Related to the Healthcare Industry – Our telehealth related products and services and relationships with our affiliated physician-owned professional entities may implicate laws governing the practice of medicine and fee-splitting.”
Healthcare Fraud and Abuse Laws
Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry.
These laws include, but are not limited to, federal and state anti-kickback, self-referral, false claims, and other healthcare fraud and abuse laws. For further information, please see Part I, Item 1A, “Risk Factors – Risks Related to the Healthcare
Industry – We may be subject to state and federal fraud and abuse and other healthcare regulatory laws and regulations. If we or our commercial partners act in a manner that violates such laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties as well as exclusion from government healthcare programs.”
Healthcare Reform
A primary trend in the U.S. healthcare industry is cost containment. In the United States, there have been, and likely will continue to be, a number of federal and state legislative and regulatory changes and proposed changes regarding the healthcare system directed at containing or lowering the cost of healthcare, including the costs of medication. For further information please see Part I, Item 1A, “Risk Factors – Risks Related to the Healthcare Industry – The impact of healthcare reform legislation and other proposed or future changes impacting the healthcare industry and healthcare spending on us is currently unknown, but may adversely affect our business, financial condition, and results of operations.”
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
Risks Related to Our Limited Operating History and Historical Growth Rates
Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
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
•attract and retain industry players for inclusion in our platform, including pharmacies, PBMs, and pharma manufacturers;
•comply with existing and new or amended laws and regulations applicable to our business and in our industry;
•anticipate and respond to macroeconomic changes, changes in medication pricing and industry pricing benchmarks, and changes in market dynamics in the markets in which we operate;
•react to challenges from existing and new competitors and evolving industry trends;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth;
•realize expected benefits from restructuring and cost reduction efforts;
•hire, integrate, and retain talented people at all levels of our organization;
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above and those described elsewhere in this Part I, Item 1A, “Risk Factors,” our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and our business continues to evolve and expand within the U.S. healthcare industry, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history, operated a more predictable business, or operated in a less regulated industry. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in highly regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations would be adversely affected.

Our historical growth rates may not be sustainable or indicative of future growth.
Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We estimate that prescription transactions revenue will be impacted by recent and future retail pharmacy store closures, and that subscription revenue may decrease, while pharma direct revenue may continue to grow as a percentage of total revenue in the near to medium term. We believe that our ability to improve or maintain revenue and margins and sustain profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this Part I, Item
1A, “Risk Factors” and the extent to which our various offerings grow, organically and through acquisitions, and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of consumers may not continue to grow or may decline due to a variety of risks, including increased competition, changes in the dynamics among industry participants and us, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to grow our revenue or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth for any prior quarterly or annual period as an indication of our future performance.
Our results of operations vary and may fluctuate significantly from period-to-period.
Our quarterly and annual results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and are difficult to predict. We have presented many of the factors that may cause our results of operations to fluctuate in this Part I, Item
1A, “Risk Factors,” including the extent to which our various offerings grow and contribute to our results of operations. In addition, we typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. We may experience stronger demand for our pharma direct offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. Additionally, a majority of our pharma direct revenue in any given quarter is derived from contracts entered into with our customers during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. PBM-pharmacy issues such as actions taken by a grocery chain in 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs and whose pricing we promote on our platform (the "grocer issue"), including changes in the retail landscape, as well as macroeconomic events may have masked some of these trends in recent periods and may continue to impact these trends in the future. For example, we expect that the closure of
Rite Aid stores, which is reflective of the changing retail pharmacy landscape, will adversely impact our revenues in the year ending December 31, 2026. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs as a result of the pharmacies' increased focus on rationalizing their spending, which in turn has had and may continue to have an adverse impact on our prescription transactions revenue. The cumulative effects of such factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful and investors should not rely on our past results as an indication of our future performance.
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
In the past, we experienced rapid growth in our business operations and the number of consumers that use our offerings, and we may experience such growth in the future. This historical growth placed, and may in the future place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our future growth effectively and to integrate new employees, technologies and acquisitions into our existing business may require us to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Management of growth is particularly difficult when employees work from home as a result of our hybrid/remote workplace. Growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our platform and offerings could suffer, which could negatively affect our reputation and brand, business, financial condition, and results of operations.

Risks Related to Our Business
We may be unsuccessful in achieving broad market education and changing consumer purchasing habits.
Our success and future growth largely depend on our ability to increase consumer awareness of our platform and offerings, and on the willingness of consumers to utilize our platform to access information, discounted prices for prescription medications and other healthcare products and services. We believe the vast majority of consumers make purchasing decisions for healthcare products and services on the basis of traditional factors, such as insurance coverage, availability at nearby pharmacies, and availability of nearby medical testing. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays, and other factors, such as discounts or savings available at alternative pharmacies or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using GoodRx codes when purchasing prescription medications and other healthcare products and services. We focus our marketing and education efforts on consumers, but also aim to educate and inform healthcare providers, pharmacists and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons, including:
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
•traditional or existing relationships with pharmacies, pharmacists, or other providers that sell healthcare products and services;
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
We may be unable to continue to attract, acquire, and retain consumers, or may fail to do so in a cost-effective manner.
Our success depends in part on our ability to cost-effectively attract and acquire new consumers, retain our existing consumers, and encourage our consumers to continue to utilize our platform when making purchasing decisions for prescription medications and other healthcare products and services. To expand our base of consumers, we must appeal to consumers who have historically used traditional outlets for their healthcare products and services, and who may be unaware of the possibility or benefits of using discounted prices to purchase healthcare products and services outside of insurance programs. We have made significant investments related to consumer acquisition and expect to continue to spend significant amounts to acquire additional consumers. We cannot assure you that this spending will be effective or that revenue from new consumers that we acquire will ultimately exceed the cost of acquiring those consumers. Alternatively, we have and may continue to focus on the efficiency of our spending on customer acquisition related strategies, which may impact our ability to acquire or retain consumers. If we fail to deliver reliable and significant discounted prices for prescription medications, we may be unable to acquire or retain consumers. If we are unable to acquire or retain consumers who use our platform in volumes and with recurrence sufficient to grow our business, we may be unable to maintain the scale necessary for operational efficiency and to drive beneficial and self-reinforcing network effects across the broader healthcare ecosystem, including pharmacies, PBMs, and pharma manufacturers. Consequently, we may not be able to present the same quality or range of solutions on our platform or otherwise, which may adversely impact consumer interest in our platform, in which case our business, financial condition, and results of operations would be adversely affected.
We believe that our paid and non-paid marketing initiatives have been critical in promoting consumer awareness of our platform and offerings, which in turn has driven new consumer growth and increased the extent to which existing consumers have used our platform. Our paid marketing initiatives include television, search engine marketing, mail to consumers and healthcare provider offices, email, display, radio and magazine advertising, and social media marketing as well as consumer discounts and incentives. For example, we actively market our platform and offerings through television and we rely on direct mail to distribute marketing materials to consumers. If we are unable to cost-effectively market to consumers, or if we elect to reduce our spending to drive traffic to our apps and websites, our ability to acquire new consumers and our financial condition would be materially and adversely affected. We also buy search advertising primarily through search engines such as Google and Bing, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media, and e-mail marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of consumers who visit our websites. The costs associated with advertising through search engines can also vary significantly from period to period, and have generally increased over time. We may be unable to modify our strategies in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, our websites must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. Antitrust developments pertaining to search engines could also adversely impact the effectiveness of our content. Although consumer traffic to our apps is not reliant on search results, growth in mobile device usage may not decrease our overall reliance on search results if consumers use our mobile websites rather than our apps or use search to initially find our apps. In fact, growth in mobile device usage may exacerbate the risks associated with how and where our websites are displayed in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results.
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
Our consumer education, acquisition, and retention initiatives can be expensive and may be ineffective in driving consumer education or interest in our platform. Further, if new or existing consumers do not perceive that the discounted prices presented through our platform are reliable or meaningful, or if we fail to offer new and relevant offerings and application features, we may not be able to attract or retain consumers or increase the extent to which they use our platform and applications for other or future purchases. If we fail to continue to grow our base of consumers, retain existing consumers or increase consumer engagement, our business, financial condition, and results of operations will be adversely affected.
We rely significantly on our prescription transactions offering and may not be successful in expanding or maintaining our offerings within our markets, particularly the U.S. prescriptions market, or to other segments of the healthcare industry.
To date, the majority of our revenue has been derived from our prescription transactions offering. When a consumer uses a GoodRx code to fill a prescription and saves money compared to the list price at that pharmacy, we receive fees from our partners, including PBMs, pharma manufacturers and pharmacies, as applicable. Revenue from our prescription transactions offering represented 68%, 73%, and 73% of our revenue for the years ended December 31, 2025, 2024, and
2023, respectively. Substantially all of this revenue was generated from consumer transactions at brick-and-mortar pharmacies. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, mass closures of retail pharmacy chain locations, changes in consumer purchasing habits, including an increase in the use of mail delivery prescriptions, changes in our relationships with industry participants and our various partners, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our total revenue, which have had and may continue to have an adverse effect on our business, financial condition, and results of operations. Because we derive a majority of our revenue from our prescription transactions offering, any material decline in the use of such offering or in the fees we receive from our partners in connection with such offering would have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall. For example, in the first half of 2025, we observed that one of our PBM partners began offering other third-party discount cards on their platform. This increased the direct competition we faced at the point-of-sale and had an adverse impact on our prescription transactions revenue.
We seek to expand our offerings within the prescriptions market and the pharma direct market in the United States, and we are actively investing in these growth areas. We also continue to focus on the optimization of our existing partnerships and have entered into, and may in the future enter into, new or revised agreements with industry participants, and have also terminated, and may in the future terminate, existing arrangements with industry participants. However, expanding our offerings, entering into new markets and entering into new partnerships requires substantial additional resources, and our ability to succeed is not certain. During and following periods of active investment in such offerings, markets, relationships and partnerships, we may experience a decrease in profitability or margins, particularly if the area of investment generates lower margins than our other offerings. As we attempt to expand our offerings and optimize our partnerships, we may need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such expansion and optimization successfully. Any such expansion and/or optimization would be subject to additional uncertainties and would likely be subject to additional laws and regulations. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies, new partnerships or new offering types, and our ability to generate revenue from our current offerings and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow revenue or recover any associated development costs, our business, financial condition, and results of operations could be adversely affected.
Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.
Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. Although some of our contracts with certain of our partners contain provisions related to discount pricing, we do not control the overall pricing strategies of pharma manufacturers, wholesalers, PBMs, and pharmacies, each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as pharmacies, PBMs, and pharma manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these multi-party pricing structures. For example, as an extension of the changing retail pharmacy landscape in recent years, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs, including changes in retailer reimbursement models, as a result of the pharmacies'
increased focus on rationalizing their spending.
Pharma manufacturers generally direct medication pricing by setting medication list prices and offering rebates and discounts for their medications. List prices are impacted by, among other things, market considerations such as the number of competitor medications and availability of alternative treatment options. Wholesalers can impact medication pricing by purchasing medications in bulk from pharma manufacturers and then reselling such medications to pharmacies. PBMs generally impact medication pricing through their bargaining power, negotiated rebates with pharma manufacturers, and contracts with different pharmacy providers and health insurance companies. PBMs work with pharmacies to determine the negotiated rate that will be paid at the pharmacy by consumers. We also work with pharmacies with which we have contractual arrangements to offer discount prices to consumers. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications, and high or low deductibles. To the extent future regulation impacts the prices that PBMs can charge, that could adversely impact our business. A majority of the utilization of our platform relates to generic medications.
Our ability to present discounted prices through our platform, the value of any such discounts and our ability to generate revenue are directly affected by the pricing structures in place amongst these industry participants, and changes in medication pricing and in the general pricing structures that are in place could have an adverse effect on our business, financial condition, and results of operations. For example, changes in the negotiated rates of the PBMs on our platform at pharmacies could negatively impact the prices that we present through our platform, and changes in insurance plan coverage for specific medications could reduce demand for and/or our ability to offer competitive discounts for certain medications, any of which could have an adverse effect on our ability to generate revenue and business. In addition, changes in the fee and pricing structures among industry participants, whether due to regulatory requirements, executive actions, tariffs, competitive pressures, or otherwise, that reduce or adversely impact fees generated by PBMs or directly by us through partner pharmacies would have an adverse effect on our ability to generate revenue and business. Due in part to existing pricing structures, we generate a smaller portion of our revenue through contracts with pharma manufacturers and other intermediaries. Changes in the roles of industry participants and in general pricing structures, increased regulatory scrutiny and action against industry participants, as well as price competition among industry participants, could have an adverse impact on our business. For example, integration of PBMs and pharmacy providers could result in pricing structures whereby such entities would have greater pricing power and flexibility or industry players could implement direct to consumer initiatives that could significantly alter existing pricing structures, either of which would have an adverse impact on our ability to present competitive and low prices to consumers and, as a result, the value of our platform for consumers and our results of operations.

We generally do not control the categories and types of prescriptions for which we can offer savings or discounted prices.
The categories and brands of medications for which we can present discounted prices are largely determined by PBMs, pharmacies and pharma manufacturers. PBMs work with insurance companies, employers, and other organizations and enter into contracts with pharmacies to determine negotiated rates. They also negotiate rebates with pharma manufacturers.
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
A limited number of PBMs generate a significant percentage of the discounted prices that we present through our platform and, as a result, we generate a significant portion of our revenue from contracts with a limited number of PBMs. We work with dozens of PBMs that maintain cash networks and prices, and the number of PBMs we work with has increased over time, limiting the extent to which any one PBM contributes to our overall revenue; however, we may not expand beyond our existing PBM partners and the number of our PBM partners may even decline. Revenue from each PBM fluctuates from period to period as the discounts and prices available through our platform change, and different PBMs experience increases and decreases in the volume of transactions processed through their respective networks. Further, some of our contracts contain exclusivity provisions, which could limit our ability to negotiate pricing terms as market prices fluctuate. Our three largest PBM customers accounted for 22% of our revenue in 2025, 27% of our revenue in 2024, and 32% of our revenue in 2023. In 2025 and 2024, no single PBM customer accounted for more than 10% of our revenue. In 2023, one
PBM customer accounted for more than 10% of our revenue. The loss of any of these large PBM customers may negatively impact the breadth of the pricing that we are able to offer consumers.
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
In addition, our PBM contracts typically include provisions that prevent PBMs from circumventing our platform, redirecting volumes outside of our platform, and other protective measures. For example, our PBM contracts contain provisions that limit PBM use of our intellectual property related to our brand and platform and require PBMs to maintain the confidentiality of our data. While we have consistently renewed and extended the term of our contracts with PBMs over time, there can be no assurance that PBMs will enter into future contracts or renew existing contracts with us, or that any future contracts they enter into will be on equally favorable terms. Changes that limit or otherwise negatively impact our ability to receive fees from these partners would have an adverse effect on our business, financial condition, and results of operations. Consolidation of PBMs or the loss of a PBM could negatively impact the discounts and prices that we present through our platform and may result in less competitive discounts and prices on our platform.
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
In recent years, many pharmacy chains have announced plans to close thousands of retail pharmacy locations and thousands of retail pharmacy locations have closed. We derive a significant portion of our revenue from transactions processed at pharmacy chains. If our consumers are unable to access retail pharmacies, they may seek other options to fill their prescriptions, such as through mail delivery services, or choose not to fill or refill existing prescriptions, which may adversely impact our revenues. We do not generate a significant percentage of revenue from mail delivery service. To the extent consumer preferences change, including as a result of public health concerns or due to retail pharmacy closures, we may not be able to accommodate sufficient demand for mail delivery service which may have an adverse effect on our business, financial condition, and results of operations.
The impact of the changing retail pharmacy landscape is currently unknown, but may adversely affect our business, financial condition, and results of operations.
If one or more pharmacy chains terminates its cash network contracts with PBMs that we work with, enters into cash network contracts with PBMs that we work with at less competitive rates or, to the extent a pharmacy chain has entered into a direct contractual arrangement with us, terminates such contractual arrangement, our business may be negatively affected. For example, a grocery chain took actions in 2022 that impacted acceptance of discounted pricing for a subset of prescription drugs from PBMs and whose pricing we promote on our platform. This had a material adverse impact on our results of operations. Such actions could be exacerbated by further consolidation of PBMs or pharmacy chains. If such changes, individually or in the aggregate, are material, they would have an adverse effect on our business, results of operations and financial condition. If there is a decline in revenue generated from any of the PBMs or pharmacies we contract with, as a result of consolidation of PBMs or pharmacy chains, pricing competition among industry participants or otherwise, if we are unable to maintain or grow our relationships with PBMs and pharmacies or if we lose one or more of the
PBMs or partner pharmacies we contract with and cannot replace such PBM or partner pharmacy in a timely manner or at all, there would be an adverse effect on our business, financial condition, and results of operations.
We operate in a very competitive industry and we may fail to effectively differentiate our offerings and services from those of our competitors, which could impair our ability to attract and acquire new consumers and retain existing consumers.
The U.S. prescriptions market, pharma direct market and telehealth market are highly competitive and subject to ongoing innovation and development. Our ability to remain competitive is dependent upon our ability to appeal to consumers and attract and acquire new consumers to our platform, including through our apps. Our ability to remain competitive is also dependent upon our ability to retain existing consumers and encourage them to continue to use our platform as a tool for purchasing healthcare products and services. We operate in a highly competitive environment and in an industry that is subject to significant market pressures brought about by consumer demands, a limited number of major PBMs and pharmacy operators, fluctuations in medication pricing, legislative and regulatory activity, significant changes in demand and interest in telehealth, and other market factors.
We compete with companies that provide savings on prescriptions, as well as companies that offer advertising and market access for pharma manufacturers. Within the prescriptions discounts and price comparison market, our competition is fragmented and consists of competitors that are larger and smaller than us in scale, including large e-commerce companies. There can be no assurance that competitors will not develop and market similar offerings to ours, or that industry participants, such as integrated PBMs and pharmacy providers, will not seek to leverage our platform to drive consumer demand and traffic to their networks and eventually away from, or outside of, our platform. We may face increased competition from those that attempt to replicate our business model or marketing tactics, such as discount websites, e-commerce websites, apps, cash back and loyalty programs, and new comparison shopping sites from various industry participants, any of which could impact our ability to attract and retain consumers. Our pharma direct offering competes for advertising and market access budget allocation against traditional direct to consumer and other platforms on which pharmaceutical manufacturers can reach consumers, such as through physicians, health-related apps and websites, television advertisements, and services supporting patient access. We also face competition in the telehealth market from a range of companies, including providers of telehealth services that are larger than us, and which usually provide telehealth services on behalf of employers and insurance plans. A competitor’s offerings, reputation, and marketing strategies can have a substantial impact on its ability to attract and retain consumers, and we may face competition from existing or new market entrants with greater resources and better offerings, pricing, reputations, and market strategies, which would have a negative impact on our business. Any such competitor may be better able to respond quickly to new technologies, develop deeper relationships with consumers and industry participants, including pharmacies, PBMs, and telehealth providers, or offer more competitive discounts or pricing. While we negotiate protective terms related to our discounted prices, our intellectual property and our consumers, in our contracts with PBMs and partner pharmacies, such contracts are not exclusive and PBMs as well as our partner pharmacies can work with others in the industry to drive volume to their networks. For example, our contracts include provisions that, among others, restrict the ability of PBMs and our partner pharmacies to compete with us and solicit our consumers. We aim to differentiate our business through scale and by innovating and delivering offerings and services that demonstrate value to our new and existing consumers, particularly in response to frequent changes in medication pricing and the cost of medical care. Our failure to innovate and deliver offerings and services that demonstrate value, or to market such offerings and services effectively, may affect our ability to acquire or retain consumers, which could have a material adverse effect on our business, results of operations and financial condition.
We may also face competition from companies that we do not yet know about. If existing or new companies develop or market an offering similar to ours, develop an entirely new solution for access to affordable healthcare, acquire one of our existing competitors or form a strategic alliance with one of our competitors or other industry participants, our ability to compete effectively could be significantly impacted, which would have a material adverse effect on our business, results of operations, and financial condition.
Our estimated addressable market is subject to inherent challenges and uncertainties. If we overestimate the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited.
Our TAM is based on internal estimates and third-party estimates regarding the size of each of the U.S. prescriptions market and pharma direct market, and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. In particular, we calculated the TAM for our prescription opportunity based on data from the Centers for
Medicare & Medicaid Services regarding the expected size of U.S. prescription expenditures in 2024 and 2025, plus our estimated value of prescriptions that are written but not filled, which we estimate to range between 20% to 30% of the overall prescription opportunity. These estimates are based on third-party reports and are subject to significant assumptions and estimates. Additionally, we calculated the TAM for our pharma direct opportunity based on internal data regarding the amount of advertising and marketing spending by U.S. pharma manufacturers relating to prescription drugs in 2022. These estimates, as well as the estimates and forecasts elsewhere in this Annual Report on Form 10-K relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected.
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
We publicly disclose, including in our SEC filings, certain operational metrics, such as Monthly Active Consumers,
Monthly Visitors, subscribers, subscription plans, savings, and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics have evolved and may continue to change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our platform and offerings, and other metrics.
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
Our telehealth related products and services are dependent on our ability to maintain our relationship with our telehealth provider network, including our affiliated professional entities, and the ability of such entities to recruit qualified telehealth providers.
The success of our telehealth related products and services depend in part on our continued ability to maintain our relationship with our telehealth provider network, including our affiliated physician-owned professional entities that we contract with to deliver our telehealth offering, and the ability of our affiliated professional entities to recruit qualified telehealth providers. There is significant competition in the telehealth market for qualified telehealth providers, and if our affiliated professional entities are unable to recruit or retain an adequate number of physicians and other healthcare professionals, whether directly or indirectly through staffing providers, such as Wheel, which provides a network of healthcare providers to our affiliated professional entities, it could negatively impact our telehealth offering. Moreover, if one or more of our relationships with these affiliated professional entities were to end, it could have a material adverse effect on our business, financial condition and results of operations and/or cause us to cease our telehealth related products and services.
Negative media coverage could adversely affect our business.
We receive a high degree of media coverage in the United States. Unfavorable publicity regarding, for example, the healthcare industry, healthcare costs, industry competition, litigation, or regulatory activity, the actions of the entities included or otherwise involved with our platform, negative perceptions of prescriptions included on our platform, medication pricing, pricing structures in place amongst the industry participants, pharmacy closures, our relationships with pharmacies, PBMs, and pharma manufacturers, our data privacy or data security practices, our platform or our revenue could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on our ability to attract and retain consumers, partners, or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition, and results of operations.
We may be unable to successfully respond to changes in the market for prescription pricing, and may fail to maintain and expand the use of GoodRx codes through our apps and websites.
In recent years, we believe that consumer preferences and access to prescription medication discounts has increasingly shifted from traditional offline or analog channels, such as newspapers and by direct mail, to digital or electronic channels, such as apps, websites, and by email. It is difficult to predict whether the pace of the transition from traditional to digital channels will continue at the same rate and the degree to which the growth of the digital channel will continue. While we actively promote the use of our apps and websites, if the demand for digital channels does not continue to grow as we expect, or if we fail to successfully address this demand through our platform, our business could be harmed. Consumer access and preferences for purchasing medications may evolve in ways which may be difficult to predict. Further, if PBMs or pharmacy operators elect to directly distribute pricing information through their own digital channels, or if new or existing competitors are faster or better at addressing consumer demand and preferences for digital channels, or are able to offer more accessible discounted prices to consumers, our ability and success in presenting discounted prices on our platform may be impeded and our business, financial condition, and results of operations would be adversely affected. For example, in the first half of 2025, we observed that one of our PBM partners began offering other third-party discount cards on their platform. This increased the direct competition we faced at the point-of-sale and had an adverse impact on our prescription transactions revenue. If we cannot maintain a sufficient offering of discounted prices on our platform, new consumers and existing consumers may perceive our platform as less relevant, consumer traffic to our platform could decline and, as a result, new consumers and existing consumers may decrease their use of our platform or subscription offerings, which would affect our contracts with certain partners included or otherwise involved with our platform and have a material adverse effect on our business, financial condition, and results of operations.
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
We have engaged outside consultants who function in the capacity of an internal audit group, and we may engage with additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge as needed to maintain the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
Use of social media, emails, and text messages may adversely impact our reputation, subject us to fines or other penalties or be an ineffective source to market our offerings.
We use social media, emails, and text messages as part of our omnichannel approach to marketing and consumer outreach. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or reductions in the use of or engagement with social networking services by consumers and potential consumers could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to litigation, fines, or other damages or penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or personal information (including sensitive or health-related information) ("Confidential Information") of our business, employees, consumers or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage and adversely affect our business.
Our consumers may engage with us online through our social media pages, including, for example, our presence on
Facebook, Instagram, X (formerly known as Twitter), and TikTok, by providing feedback and public commentary about all aspects of our business. Information concerning us or our offerings and brands, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation, or business.
The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Additionally, we use emails and text messages to communicate with consumers and we collect consumer data, including email addresses and phone numbers, to further our marketing efforts with such consenting consumers. If we fail to adequately or accurately collect such data or if our data collection systems are breached, our business, financial condition, and results of operations could be harmed. Further, any failure, or perceived failure, by us, or any third parties processing such data, to comply with privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection would adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets.
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
Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and offerings. The emergence of alternative platforms such as smartphones and tablets and the emergence of niche competitors who may be able to optimize offerings, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, artificial intelligence ("AI"), and machine learning, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. There is also no guarantee that we will possess the financial resources or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we were unable to enhance our offerings and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently or more securely than our offerings, our business, financial condition, and results of operations could be adversely affected.
We depend on our information technology systems, and those of our third-party vendors, contractors, and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure (“IT Systems”) to operate our business. Additionally, in the ordinary course of our business, we collect, store, and transmit large amounts of Confidential Information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. We have established certain physical, technical, and organizational measures designed to safeguard and secure our IT Systems and Confidential
Information, and also rely on commercially available systems, software, tools, and monitoring to provide security for our IT
Systems and the processing, transmission, and storage of Confidential Information. We have also outsourced elements of our IT Systems and data storage systems, and as a result a number of third-party vendors may or could have access to our
Confidential Information.
Despite the implementation of certain preventative and detective security controls, such IT Systems are vulnerable to damage or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, misconfigurations, natural disasters, malicious human acts, terrorism, and war. Such IT Systems, including our servers, are additionally vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, such as opportunistic hackers and hacktivists (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). As we continue to embrace both hybrid and remote working, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures that are effective against all such security threats. The techniques used by cyber criminals change frequently, including through the use of AI, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. In addition, the prevalent use of mobile devices that access
Confidential Information increases the risk of data security breaches, which could lead to the loss of Confidential

Information. Moreover, any integration of AI in our or any third party's operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, or
Confidential Information, are fully protected against cybersecurity threats. We and certain of our service providers from time to time have been and are subject to cyberattacks and/or security incidents. Additionally, such cyberattacks and security incidents have and may remain undetected for an extended period of time. Even when a security incident is detected, the full extent of a breach, if any, may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant, and while we have implemented certain security measures to protect our Confidential Information and IT Systems, our efforts to address these problems may not be successful. These problems, whether related to our IT Systems and/or those of third parties upon which we rely, have resulted in, and may in the future, result in, unexpected interruptions, delays, cessation of service and other harm to our business. While we do not believe that we have experienced a significant system failure, accident or security breach to date that has had a material effect on us, including our operations, business strategy, results of operations, or financial condition, if such an event were to occur and cause sustained material interruptions in our operations, it could result in a material disruption of our offerings to consumers. Moreover, we and our third-party vendors collect, store, and transmit Confidential Information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of such Confidential Information, our reputation could be materially damaged. In addition, such breaches have required, and may in the future require, notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, as applicable, including HIPAA as well as regulations promulgated by the FTC and state breach notification laws. Such breaches and allegations of such breaches expose us to risks of loss and/or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully complied with or effective in protecting our systems and information.
If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to
Confidential Information of our consumers, employees, partners, or contractors, a loss of or damage to our Confidential
Information, or an inability to access data sources, process data or provide our services. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact consumer, partner, or investor confidence in us, and reduce the demand for our solutions and services. In addition, we could face litigation (including class action), significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. In addition, such breaches have required, and may require in the future, notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, as applicable, including HIPAA as well as regulations promulgated by the FTC and state breach notification laws. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the IT Systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any disruption or loss to IT Systems or Confidential Information on which critical aspects of our operations depend could have an adverse effect on our business.
We use and may expand our use of AI and machine learning in our business and challenges with properly managing their use could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.
We use AI and machine learning solutions in, and we may in the future integrate additional AI and/or machine learning solutions into, our platform, offerings, products and services, and these applications may become important in our operations over time. Our competitors or other industry participants may incorporate AI and/or machine learning into their products more quickly or more successfully than us, which could change our market dynamics and could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Any cybersecurity incidents related to our use of AI and machine learning applications could adversely affect our reputation and results of operations. AI and machine learning also present emerging ethical issues and if our use of AI and/or machine learning becomes controversial, we may experience brand or reputational harm, competitive, harm or legal liability. For example, various parties are leveraging existing laws to advocate for liability based on certain AI-related actions, including instances of discriminatory, tortious, or other undesired outcomes, and policymakers are adopting or considering the adoption of additional laws, regulations, or other actions with respect to AI. The rapid evolution of AI and machine learning, including potential government regulation thereof, could require us to devote significant resources to develop, test, and maintain our implementation of such technology in order to minimize unintended, harmful impact.
The regulatory framework for AI technologies is also rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies are expected to enter into force in the United States in 2025. The Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rule-making taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI
Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Agencies such as the Department of
Commerce and the FTC have issued proposed rules governing the use and development of AI technologies. Legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For example, on
March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in June
2026, and imposes various obligations on high-risk uses of AI. Further, the California Privacy Protection Agency has finalized regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.
It is possible that further new laws and regulations will be adopted in the United States, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our business and the way in which we use AI technologies. We may need to expend resources to adjust our operations in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.
Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.
We are subject to general business regulations and laws specifically governing the internet and e-commerce.
Furthermore, the regulatory landscape impacting these areas is constantly evolving. Existing and future regulations and laws could impede the growth of the internet, e-commerce, or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, money laundering, electronic payments, and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws and regulations were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
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
Our business relies on email, mail, and other messaging channels and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business.
Our business depends in part upon the emailing and mailing of promotional materials, cards with GoodRx codes and other information to consumers and healthcare providers, and is also significantly dependent on email and other messaging channels, such as text messages. We distribute pricing information and other promotional materials in the mail, and also provide emails, mobile alerts, and other messages to consumers informing them of the discounted prices available on our apps and websites. These communications help generate a significant portion of our revenues. Because email, mail, and other messaging channels are important to our business, if we are unable to successfully deliver messages to consumers through these channels, if there are legal restrictions on delivering such messages to consumers, if consumers do not or cannot open or otherwise utilize our messages or if consumers reject the receipt of communications referencing particular prescriptions or conditions, our revenues and profitability would be adversely affected.
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
We rely on a single third-party service provider for the delivery of substantially all of our mailing communications and rely on third-party service providers for delivery of emails, text messages, and other forms of electronic communication. If we were unable to use any one of our current service providers, alternate providers are available; however, we believe our revenue could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory services. Any disruption or restriction on the distribution of our communications, termination or disruption of our relationships with our third-party service providers, particularly our single third-party service provider for the delivery of mail communications, or any increase in the associated costs, may be beyond our control and would adversely affect our business.
We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone
Consumer Protection Act.
We send short message service (“SMS”) text messages to individuals who are eligible to use our service. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We have been, and in the future may be subject to such litigation, which could be costly and time-consuming to defend. The
Telephone Consumer Protection Act (TCPA) of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate or violate applicable law. This has resulted and may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition, and results of operations could be adversely affected. Even an unsuccessful challenge of our SMS texting practices by our consumers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by
us.
Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards, and other requirements could adversely affect our business, financial condition and results of operations.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “protected health information,” “consumer health data,” “personal information,”
“personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”).
We are therefore subject to laws, regulations and other requirements relating to the privacy, security and handling of
Personal Information
Laws, regulations, and other requirements relating to Personal Information, (including privacy, data protection, marketing and advertising, and consumer protection) are evolving and subject to potentially differing interpretations, particularly as they involve classes of data deemed to be sensitive. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other law, regulations, and regulatory interpretations. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us or any of our third-party partners, data centers, or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, regulatory interpretations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to Personal Information, could adversely affect our reputation, brand, and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers, or others. These proceedings may result in financial liabilities or may require us to change our operations, including ceasing the use or sharing of certain data sets, or modifying marketing and other user engagement programs and plans. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of consumers, suppliers, and contracts with PBMs and others and result in the imposition of monetary penalties. We are also contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations, regulatory interpretations, or other legal obligations relating to
Personal Information or any inadvertent or unauthorized use or disclosure of Personal Information or other data that we store or handle as part of operating our business.
Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-
party cross-site behavioral advertising technologies and other methods of online tracking for behavioral advertising and other purposes. The U.S. federal and state governments have enacted, and may in the future enact legislation, regulations and regulatory interpretations impacting the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cross-site behavioral advertising technologies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, limits on behavioral or targeted advertising and/or means to make it easier for internet users to prevent the placement of cross-site behavioral advertising technologies or to block other tracking technologies, which could, if widely adopted, result in the decreased effectiveness or use of third-party cross-site behavioral advertising technologies and other methods of online tracking, targeting, or re-
targeting. The regulation of the use of these cross-site behavioral advertising technologies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations.
Certain states have adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other Personal Information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires covered businesses that process the Personal
Information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their Personal Information; (ii) receive and respond to requests from California residents to access, delete, and correct their Personal Information, or to opt out of certain disclosures of their Personal
Information; and (iii) enter into specific contractual provisions with service providers that process California resident Personal
Information on the business’s behalf. Additional compliance investment and potential business process changes may be required.
Washington state’s My Health My Data Act (“MHMDA”) went into effect in March 2024 and imposes additional obligations and limitations regarding health-related Personal Information. The MHMDA differs from other state privacy laws because of its broad definition of consumer health data and a broad private right of action. Other states have passed their own data privacy and security laws, and such laws are also continuing to be proposed at the state and federal level. Other states have enacted and may be considering similar laws to the MHMDA. Historically, laws with private rights of action have resulted in numerous class action suits under federal and state laws resulting in multi-million-dollar settlements to the plaintiffs. We have been, and in the future may be, subject to such litigation. We may be subject to claims that the notices and disclosures we provide, form of consents we obtain or our general privacy practices are not adequate or violate applicable law. This may in the future result in civil claims against us, and these claims could be costly and time consuming to defend.
Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other Personal Information adopted by the FTC state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA require us to publish statements that describe how we handle Personal Information and choices individuals may have about the way we handle or provide access to their Personal Information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, the FTC also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of Personal Information, fail to implement policies to protect Personal Information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ Personal Information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of Personal Information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. These consumer protection laws are increasingly being applied by the FTC and state Attorneys General to regulate the collection, use, storage and disclosure of personal or Personal
Information, through websites or otherwise, and to regulate the presentation of website content. For example, as of
December 31, 2025, we estimated a probable loss of $30.5 million relating to an ongoing settlement negotiation in the
Northern District of California with respect to a class-action lawsuit involving our privacy and information sharing practices.

Additionally, we rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws, regulations, and regulatory interpretations that govern such marketing and advertising practices (such as the CAN-SPAM Act). A variety of federal and state laws, regulations and regulatory interpretations govern the collection, use, retention, sharing and security of Personal Information, particularly in the context of online advertising, which we rely upon to attract new consumers.
In addition, HIPAA, which applies to parts of our business, imposes on entities within its jurisdiction, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. For example, HIPAA imposes privacy, security, and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services ("HHS"), affected individuals and if the breach is large enough, the media. We have experienced such breaches in the past and could be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition.
In addition, to the extent we or our other contractors or agents receive or obtain individually identifiable health information from patients, healthcare providers, pharmacies, or other individuals or entities, we could be subject to criminal penalties if we mishandle individually identifiable health information in a manner that is not authorized or permitted by
HIPAA. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Though we have wound down vitaCare Prescription Services, Inc.’s ("vitaCare") principal operations, vitaCare's past activities could be subject to regulation and enforcement by the federal government and the states in which vitaCare conducted its business, including state licensing of pharmacies and pharmacists.
As a result of regulatory enforcement proceedings and inquiries, we have been, and may in the future be, subject to related litigation, settlements, or enforcement actions that have included or could include monetary penalties and/or compliance requirements that (1) impose significant and material costs, (2) require us to make modifications to our data practices and our marketing programs, (3) result in negative publicity, or (4) have a negative impact on consumer demand for our products and services, or on our commercial or industry relationships. Relatedly, there has also been, and may in the future also be, significant and material resource burdens on us, requirements that certain aspects of our operations to be overseen by an independent monitor, and/or limitations or the elimination of our ability to use certain targeting marketing strategies or work with certain third-party vendors. Even an unsuccessful challenge of our privacy practices by our consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us. Any of these events could adversely affect our ability to operate our business and our financial results.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change” (generally defined as a change (by value) in its equity ownership by more than 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”)
carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a study to assess whether an ownership change under Section 382 of the Code had occurred, or whether there had been multiple ownership changes since our formation date through December 31, 2025. We determined that a Section 382 ownership change occurred in 2018, but we also determined that this ownership change did not materially impact our ability to utilize our NOL carryforwards and certain other tax attributes generated that year. We may have experienced additional ownership changes since December 31, 2025, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Further, U.S. tax laws limit the time during which NOL carryforwards generated before January
1, 2018 may be applied against future taxes. While NOL carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. For these reasons, our ability to utilize NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.
We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Competition for such personnel is extremely intense. To attract and retain such personnel, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages.
However, we have experienced and may continue to experience difficulties in hiring and retaining these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. We have needed and may in the future need to invest significant amounts of cash and equity to attract and retain employees and we may not realize sufficient returns on these investments. In addition, the loss of any of our senior management or other key employees, the failure to successfully transition key roles, or our inability to recruit, develop, and retain qualified personnel could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. For instance, in December 2024, our board of directors (our "Board") appointed
Wendy Barnes as our Chief Executive Officer and President as Scott Wagner transitioned from his prior role as our Interim
Chief Executive Officer, and in February 2025 we transitioned our Chief Financial Officer role. Any inability to successfully transition executive or senior management roles could adversely impact our business.
All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially adversely affected.
A pandemic, epidemic, or outbreak of an infectious disease in the United States, has and could in the future adversely impact our business.
Any pandemic, endemic, or other infectious disease may adversely affect our business, results of operations, and financial condition by changing the way our consumers access healthcare and utilize our platform, or by causing us to modify our business practices.
The COVID-19 pandemic dramatically impacted global health and had a sustained impact on the macroeconomic environment, including by increasing economic uncertainty. Although measures to contain COVID-19 have largely eased, the lasting effect of the pandemic's business disruption and its continued financial impact depend on factors beyond our knowledge and control.
While the potential economic impact brought by and the duration of any pandemic, epidemic, or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital or to do so on favorable terms, which could in the future negatively affect our liquidity. The impact of any pandemic, epidemic, or outbreak of an infectious disease on the needs, expectations, and spending patterns of our consumers could impact our ability to maintain or grow our business and, as a result, our operating and financial results could be adversely affected.
To the extent a pandemic, epidemic, or outbreak of an infectious disease, including COVID-19, adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A, “Risk Factors.”
General economic factors, natural disasters, or other unexpected events may adversely affect our business, financial performance and results of operations.
Although we only operate in the United States, our business, financial performance, and results of operations depend in part on worldwide macroeconomic economic conditions and their impact on consumer spending. Recessionary economic cycles, changing interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, tariffs, government spending freezes, unsettled financial markets and other economic factors that may affect costs of manufacturing prescription medications, consumer spending or buying habits could materially and adversely affect our customers, our consumers, and demand for our offerings. Volatility in the financial markets and deterioration in economic conditions, increasing inflation or increasing unemployment levels have also had and may continue to have a negative impact on consumer spending patterns. Changes and uncertainty can, among other things, reduce or shift spending away from medical treatments, procedures and doctors’
office visits.
In addition, negative national or global economic conditions have adversely affected the PBMs, partner pharmacies and pharma manufacturers we contract with and their associated industry participants, financial performance, liquidity and access to capital, and may continue to impact them. This may affect their ability to renew contracts with us on the same or better terms, which could impact the competitiveness of the discounted prices we are able to offer our consumers. Trade barriers, duties, tariffs, executive actions, and retaliatory measures by the U.S. and other governments may impact the pharma manufacturers we contract with by increasing their costs of business, which could cause them to decrease their marketing spend on our offerings. All of these factors may be exacerbated by global financial conditions and other geopolitical factors, which could harm our business, financial condition and results of operations.
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
Additionally, global public health crises, natural disasters, such as earthquakes and wildfires, and other adverse weather and climate conditions, political crises, such as terrorist attacks, war, and other political instability, or other unexpected events, could disrupt our operations, internet or mobile networks or the operations of PBMs and their pharmacy networks.
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
We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments, or alliances, or to integrate them with our existing business, could have a material adverse effect on us.
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
•failure to identify acquisition, investment, or other strategic alliance opportunities that we deem suitable or available on favorable terms;
•problems integrating the acquired business, technologies, or products, including issues maintaining uniform standards, procedures, controls, and policies;
•unanticipated costs associated with acquisitions, investments, or strategic alliances;
•adverse impacts on our overall margins;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with consumers, pharmacies, PBMs, and pharma manufacturers;
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
From time to time, we may pursue dispositions or other strategic transactions. Dispositions and other strategic transactions may not have the anticipated impact on our business, may negatively impact revenues and may make it difficult to generate cash flows to meet our cash requirements.
If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, technologies, and products effectively, our business, financial condition and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations.
Restrictions in our debt arrangements could adversely affect our operating flexibility, and failure to comply with any of these restrictions could result in acceleration of our debt.
As of December 31, 2025, we had $495.0 million of principal amounts outstanding under a term loan that requires quarterly principal payments with any remaining unpaid principal and any accrued and unpaid interest due upon maturity in
July 2029. We also have a revolving credit facility and as of December 31, 2025, we had no borrowings outstanding under our revolving credit facility (see Note 12 to our audited consolidated financial statements included elsewhere in this Annual
Report on Form 10-K for additional information). Our current and additional debt arrangements that we expect to enter into in the future may limit our ability to, among other things:
•incur or guarantee additional debt;
•pay dividends and make other restricted payments;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•consolidate, merge or otherwise transfer, sell or dispose of all or substantially all of our assets;
•enter into certain types of restrictive agreements; and
•enter into certain types of transactions with affiliates.
We are also required to comply with certain financial ratios set forth in our existing debt arrangements. Certain provisions in our current and future debt arrangements may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our current and future debt arrangements could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our current and future debt arrangements could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders under our existing and any other future secured debt agreements could proceed against the collateral granted to them to secure that indebtedness.
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
Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of consumers.
A key element of our strategy is to generate a significant number of visitors to, and their use of, our apps and websites.
Our reputation and ability to acquire, retain, and serve our consumers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our base of consumers and the amount of information shared on our apps and websites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on computing, including cloud computing and the related infrastructure, to handle the traffic on our apps and websites. The operation of these systems is complex and could result in operational failures. In the event that the traffic of our consumers exceeds the capacity of our current network infrastructure or in the event that our base of consumers or the amount of traffic on our apps and websites grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our apps and websites and prevent our consumers from accessing our apps and websites. If sustained or repeated, these performance issues could reduce the attractiveness of our offerings. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any internet or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our apps or websites could reduce consumer satisfaction and result in a reduction in the number of consumers using our offerings.
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

We currently rely upon third-party data storage providers, including cloud storage solution providers, such as Amazon
Web Services and some specific uses of Google Cloud Platform. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our apps and websites are processed through servers hosted by these providers, particularly Amazon Web Services. We also rely on email service providers, bandwidth providers, internet service providers, and mobile networks to deliver email and “push” communications to consumers and to allow consumers to access our websites. If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted.
Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, including with respect to services provided by Google, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.
Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our apps and websites. As a result, we could lose consumer data and miss opportunities to acquire and retain consumers, which could result in decreased revenue. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging new facilities, technology, services, and support. In addition, the failure of our third-party data centers or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our apps and websites.
The satisfactory performance, reliability and availability of our apps, websites, transaction processing systems, and technology infrastructure are critical to our reputation and our ability to acquire and retain consumers, as well as to maintain adequate consumer service levels. Our revenue depends in part on the number of consumers that visit and use our apps and websites in fulfilling their healthcare needs. Unavailability of our apps or websites could materially and adversely affect consumer perception of our brand. Any slowdown or failure of our apps, websites or the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our consumers.
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
Cloud computing, in particular, is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout, or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-
party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition, and results of operations may be materially and adversely affected.
We rely on third-party platforms such as the Apple App Store and Google Play App Store, to distribute our platform and offerings.
Our apps are accessed and operate through third-party platforms or marketplaces, including the Apple App Store and
Google Play App Store, which also serve as significant online distribution platforms for our apps. As a result, the expansion and prospects of our business and our apps depend on our continued relationships with these providers and any other emerging platform providers that are widely adopted by consumers. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution, and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Our business would be harmed if the providers discontinue or limit our access to their platforms or marketplaces; the platforms or marketplaces decline in popularity; the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies, including fees; the providers adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our apps in order to ensure that consumers can continue to access and use our GoodRx codes and pricing information.
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
In the past, some of these platforms or marketplaces have been unavailable for short periods of time. If this or a similar event were to occur on a short- or long-term basis, or if these platforms or marketplaces otherwise experience issues that impact the ability of consumers to download or access our apps and other information, it could have a material adverse effect on our brand and reputation, as well as our business, financial condition, and operating results.
We rely on software-as-a-service (“SaaS”) technologies from third parties.
We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services, and data storage services. For example, we rely on Amazon Web Services for a substantial portion of our computing and storage capacity. We also rely on Google for storage capacity and advertising services, and Google may update the terms of its services unilaterally by providing advance notice and posting changed terms on its website. In addition, Google may terminate certain agreements with us immediately upon notice. Certain of our other vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages, or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business, financial condition, and results of operations.
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
In addition, we have in the past and may in the future experience down periods where our third-party credit card processors are unable to process the payments of our consumers, disrupting our ability to process or receive revenue from our subscription offerings. Disruptions to our telehealth offering, consumer support, website, and credit card processing services could lead to consumer dissatisfaction, which would adversely affect our business, financial condition, and results of operations.
Changes in consumer sentiment or laws, rules, or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate revenues, could adversely affect our ability to collect proprietary data on consumer behavior, and could result in material financial penalties.
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
Consumers can currently opt out of the placement or use of most cookies for online advertising purposes in various ways, including: (i) by submitting opt-out requests under privacy laws, (ii) deleting or disabling cookies on their browsers, (iii)
visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs participating entities not to use certain data about consumers’ online activity for the delivery of targeted advertising, or (iv) by downloading browser plug-ins and other tools that can be set to: identify cookies and other tracking technologies used on websites; prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or block the delivery of online advertisements on apps and websites.
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
We currently use cookies, pixel tags, and similar technologies from third-party advertising technology providers to provide and optimize our advertising. If consumer sentiment regarding privacy issues or the development and deployment of new browser solutions or other Do Not Track mechanisms result in a material increase in the number of consumers who choose to opt out or block cookies and other tracking technologies or who are otherwise using browsers where they need to, and fail to, allow the browser to accept cookies, or otherwise result in cookies or other tracking technologies not functioning properly, our ability to advertise effectively and conduct our business, and our results of operations and financial condition would be adversely affected. Additionally, if we fail to honor consumer requests to opt-out of tracking technologies where required by law, we could be the subject of litigation, investigations, or enforcement actions, which could result in material financial penalties, injunctive relief, and reputational damage.
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
Additionally, we expect to be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business. For example, various regulators, including the State of California, have adopted or are considering adopting requirements for disclosures or other actions regarding climate change, which are expected to result in additional costs and attention from our management and Board. Such requirements are not uniform across jurisdictions, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our disclosures. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. For more information, see our risk factor titled “ESG initiatives could increase our costs, harm our reputation, and adversely impact our financial results.” Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
ESG initiatives could increase our costs, harm our reputation, and adversely impact our financial results.
Certain stakeholders, including but not limited to investors, environmental activists, the media, and governmental and nongovernmental organizations, have focused on issues such as climate change, human capital, and other ESG or sustainability matters. Such scrutiny may result in increased costs, changes in demands for certain products, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations.
From time to time, we may engage in voluntary initiatives (such as policies, practices, or disclosures) regarding ESG matters. However, such initiatives can be costly, face unforeseen complications, and may not ultimately have the desired results. For example, identification, assessment, management, and disclosure of such matters is complex and can require substantial discretion. As with other companies, our approach to ESG practices and disclosures is likely to evolve, and we cannot guarantee that our approach will align with the preferences or interpretations of any particular stakeholder. Moreover, various stakeholders have different, and at times conflicting, expectations regarding such matters. This includes efforts by policymakers both to mandate and prohibit consideration of certain ESG matters.
Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. Moreover, such competing expectations increase the complexity of us navigating various ESG risks, and we may not do so successfully, either now or as such expectations continue to evolve, which may result in various adverse impacts to our brand, operations, stakeholder relations, or other aspects of our business. For example, failure to satisfy such evolving expectations (including any new legal requirements or evolving expectations of existing laws) may result in reputational harm, loss of customers or content providers, regulatory or investor engagement, or other adverse impacts to our business. As ESG best practices, reporting standards and regulatory requirements continue to develop, we may incur increasing costs to comply and/or respond. Such ESG matters may also impact our suppliers, business partners customers, or other stakeholders, which may compound or cause new impacts on our business, financial condition, or results of operations.
Risks Related to Intellectual Property
We may be unable to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology.
Our business depends on proprietary technology and content, including software, processes, databases, confidential information, and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, patent, copyright, domain name, and trade secret-protection laws, in addition to confidentiality agreements and other practices to protect our brands, proprietary information, technologies, and processes.

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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay the introduction and implementation of new technologies, result in our substituting inferior or more costly technologies into our software or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully establish, maintain, protect, and enforce our intellectual property and proprietary rights, our business, financial condition, and results of operations could be adversely affected.
We may be sued by third parties for infringement, misappropriation, dilution, or other violations of their intellectual property or proprietary rights.
Internet, advertising, and e-commerce companies frequently are subject to litigation based on allegations of infringement, misappropriation, dilution, or other violations of intellectual property rights. Some internet, advertising, and e-
commerce companies, including some of our competitors, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us.
Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights.
For instance, the use of our technology to provide our offerings could be challenged by claims that such use infringes, dilutes, misappropriates or otherwise violates the intellectual property rights of a third party. In addition, we may in the future be exposed to claims that content published or made available through our apps or websites violates third-party intellectual property rights.
As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding, or business methods, and we cannot assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. We expect that we may receive in the future notices that claim we or our partners, or clients using our solutions and services, have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.
Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business.
Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content, or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. There also can be no assurance that we would be able to develop or license suitable alternative technology, content or other intellectual property to permit us to continue offering the affected technology, content, or services to our partners. If we cannot develop or license technology for any allegedly infringing aspect of our business, we will be forced to limit our service and may be unable to compete effectively. Any of these events could materially harm our business, financial condition, and results of operations.
Failure to maintain, protect, or enforce our intellectual property rights could harm our business and results of operations.
We pursue the registration of our patentable technology, domain names, trademarks, and service marks in the United
States. We also strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.
Effective trade secret, patent, copyright, trademark, and domain name protection is expensive to obtain, develop, and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks, and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future. In addition, due to a recent U.S. Supreme Court case, it has become increasingly difficult to obtain and assert patents relating to software or business methods, as many such patents have been invalidated for being too abstract to constitute patent-
eligible subject matter. We do not know whether this will affect our ability to obtain new patents on our innovations, or successfully assert our patents in litigation or pre-litigation campaigns.
Monitoring unauthorized use of the content on our apps and websites, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights. Third parties from time to time copy content or other intellectual property or technology from our solutions without authorization and seek to use it for their own benefit. We generally seek to address such unauthorized copying or use, but we have not always been successful in stopping all unauthorized use of our content or other intellectual property or technology, and may not be successful in doing so in the future. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our solutions and services.
Our competitors may also independently develop similar technology. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every jurisdiction in which our solutions or technology are hosted or available.
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
We may be unable to continue the use of our trademarks, trade names, or domain names, or prevent third parties from acquiring and using trademarks, trade names, and domain names that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks, or service marks.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential consumers and partners. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, which, if obtained, may impede our ability to build brand identity and possibly lead to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, solutions or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations, and prospects.
We have registered domain names for our websites that we use in our business. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our solutions under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the
United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks, or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.
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
We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets, or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-
consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, it could harm our competitive position, business, financial condition, results of operations, and prospects.
Issued patents covering our offerings could be found invalid or unenforceable if challenged.
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Some of our patents or patent applications (including licensed patents) have been, are being or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review (“IPR”), post-grant review, or interference. Any successful third-
party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future offering candidates.
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
Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our software. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition, and results of operations.
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
Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
Risks Related to the Healthcare Industry
We may be subject to state and federal fraud and abuse and other healthcare regulatory laws and regulations. If we or our commercial partners act in a manner that violates such laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties as well as exclusion from government healthcare programs.
Although the consumers who use our offerings do so outside of any medication or other health benefits covered under their health insurance, including any commercial or government healthcare program, we may nonetheless be subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the states in which we conduct our business. These laws impact, among other things, our sales, marketing, support, and education programs and constrain our business and financial arrangements and relationships with pharmacies, PBMs, pharma manufacturers, marketing partners, healthcare providers, and consumers, and include, but are not limited to, the following:
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
•the U.S. federal physician self-referral law, or the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, which includes outpatient prescription drugs, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such
DHS. Unlike the federal Anti-Kickback Statute, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
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
If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the pharmacies, PBMs, pharma manufacturers, marketing partners, or other entities with whom we do business is found not to be in compliance with applicable laws, they may be subject to the same criminal, civil, or administrative sanctions, including exclusion from government-funded healthcare programs.
We provide pricing information and discounted prices for all medications approved by the Food and Drug Administration
("FDA"), including products that are regulated under federal and state law as controlled substances. Controlled substances are subject to more onerous regulatory requirements than other pharmaceutical products and have received increasing legal scrutiny in recent years, which will likely continue into the future. Regulatory or legal developments that have the effect of lowering the sales of controlled substances may have a negative impact on our business.
Our telehealth related products and services are subject to various state laws and regulations governing the provision of telehealth services.
Our ability to provide our telehealth related products and services is primarily regulated at the state level. State laws and regulations address, among other things, provider licensure requirements, the minimum modality required to provide telehealth services (i.e., the minimum interaction required between a telehealth provider and patient), the types of healthcare services that may be provided via telehealth, the types of practitioners that may provide such services, patient consent requirements, and specific rules applicable to prescribing medications. These state laws and regulations are subject to changing political, regulatory, and other influences. Some state licensing boards have established rules or interpreted existing rules in a manner that limits or restricts our ability to conduct or optimize our business.
Our telehealth related products and services grant patients the ability to access our affiliated physician-owned professional entities' network of clinicians to see a licensed healthcare provider for advice, diagnosis, and treatment of routine health conditions on a remote basis. Due to the nature of these products and services and the provision of medical care and treatment by a licensed healthcare professional, we, our affiliated professional entities and any affiliated healthcare providers are and may in the future be subject to complaints, inquiries, and compliance orders by national and state licensing boards. Such complaints, inquiries, or compliance orders may result in disciplinary actions taken by these licensing boards against the licensed healthcare provider who provides services through our telehealth related products and services, which could include suspension, restriction, or revocation of the healthcare provider’s license, probation, required continuing education courses, monetary fines, administrative actions. and other conditions. Regardless of outcome, these complaints, inquiries, or compliance orders could have an adverse impact on our telehealth related products and services and our platform generally due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.
Due to the uncertain regulatory environment, certain states may determine that we or our affiliated professional entities are in violation of their laws and regulations or such laws and regulations may change requiring that we modify the way we currently conduct business. In the event that we must remedy such violations, we may be required to modify our products and services in such states in a manner that undermines our products and services or business, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our business, financial condition, and results of operations could be materially adversely affected.

Our telehealth related products and services and relationships with our affiliated physician-owned professional entities may implicate laws governing the practice of medicine and fee-splitting.
Our telehealth related products and services (where telehealth services are rendered by healthcare providers employed by or contracted with our affiliated professional entities, including through staffing providers, such as Wheel) may implicate certain state laws in the United States that generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our arrangements to ensure that the healthcare professionals maintain exclusive authority regarding the delivery of medical care and prescription of medications when clinically appropriate, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition, and results of operations.
Regulatory authorities, state licensing boards, state attorneys general, and other parties, including our affiliated professional entities, may assert that, despite the management service agreement and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, and/or that our arrangements with our affiliated professional entities constitute unlawful fee-splitting. If a state’s prohibition on the corporate practice of medicine or fee-
splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with our affiliated professional entities to bring its activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition, and results of operations. State corporate practice of medicine doctrines and fee-
splitting prohibitions also often impose penalties on healthcare professionals for aiding the corporate practice of medicine, which could discourage physicians and other healthcare professionals from participating in our network of providers.
The impact of healthcare reform legislation and other proposed or future changes impacting the healthcare industry and healthcare spending on us is currently unknown, but may adversely affect our business, financial condition, and results of operations.
Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The ACA, enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The ACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology.
New and changing laws, regulations, executive orders, and other governmental actions, particularly from the Trump administration, may also create uncertainty about how laws and regulations will be interpreted and applied. Such changes can adversely affect our business by increasing our costs, reducing spending by our customers, limiting the Company’s ability to pursue or offer new offerings, and requiring changes to our business. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation, and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations, and financial condition.
In addition, recently there has been heightened governmental scrutiny of the manner in which pharma manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medication pricing, reduce the cost of prescription medications under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the Inflation Reduction Act (the “IRA”) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in
2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first became due in 2023), redesigns the Medicare Part D benefit (beginning in 2024), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025).
The IRA permits the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and for the subsequent
15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to price negotiations.
Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. HHS has issued and is expected to continue to issue guidance implementing the IRA, although the negotiation program is currently subject to legal challenges. In addition, the IRA delayed the final rule removing safe harbor protection for price reductions given by pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law, until 2032. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

In July 2025, the OBBBA was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, which could adversely affect their ability to receive prescriptions and certain prescribed medications. The impact of the OBBBA on our business and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.
More recently, the current presidential administration has proposed significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government, and as part of these agreements, have announced their participation in a new government sponsored direct-to-consumer platform, TrumpRx, which was launched in February 2026 and designed to offer consumers discounts on their products and some specialty brands. Any potential positive or negative impact on our business, offerings or results of operations, are unclear at this time but may be significant. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on Most-Favored-Nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.
Our ability to realize the benefits of opportunities that we elect to pursue, such as initiatives related to TrumpRx, may be limited, and we may be unable to fully achieve related business goals. At the same time, ongoing changes and shifts in healthcare policy, or changes in applicable legal standards, may reduce or even eliminate these opportunities. As a result, any returns on our investment in developing these opportunities are uncertain and the failure to achieve related business goals may adversely affect our financial condition and results of operations.
Congress has and is likely to continue to scrutinize key participants in the healthcare industry, including PBMs. A number of bills have been introduced in Congress that would further regulate PBMs and impose additional requirements.
The FTC has issued statements about PBMs and conducted a study of PBMs that resulted in two published reports, which could motivate further actions by Congress with respect to PBM regulation. Any findings in the report may motivate further actions by Congress with respect to PBM regulation. In September 2024, the FTC filed an administrative complaint against the three largest PBMs and their affiliated group purchasing organizations alleging that the PBMs engaged in anti-
competitive and unfair practices that increased costs for insulin medication. As part of a proposed settlement in one of these actions, the PBM has agreed to fundamental changes in its business practices. It is unclear what the results of the remaining matters will be, and what impact the announced settlement and the outcome of the remaining matters will have on the PBM industry and our business, financial condition, and results of operations. See our risk factor titled “We are, and may become in the future, subject to various legal proceedings and claims that arise in or outside the ordinary course of business, which may require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.”
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control medication pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, disclosure, transparency and reporting requirements to regulatory agencies regarding marketing costs and discounts provided to patients, such as those provided through our prescription transactions offering and subscription offerings, for prescription medications dispensed by pharmacies, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, and at least one state is using its board to impose price limits on certain drugs in the state. In addition, the Supreme Court held in December 2020 in Rutledge v. Pharmaceutical Care Management that ERISA, a federal statute, did not preempt an Arkansas state law that regulates PBM reimbursements to network pharmacies and other standards for
PBMs’ reimbursements to network pharmacies. As a result of this holding, some states have passed, and other states may pass similar legislation or may otherwise attempt to regulate PBMs, which could have impacts on the healthcare industry.
Further, we may see heightened regulatory scrutiny from state regulators related to our integrated savings programs, particularly with respect to insurance laws. These regulatory requirements and related scrutiny may impose timing and expense constraints on us or our industry partners that could adversely affect our partnerships or our operations.
Our offerings also provide consumers access to compounded injectable semaglutide, a glucagon-like peptide-1 receptor agonist ("GLP-1"). GLP-1s are subject to elevated consumer demand, foreign, federal and state-specific regulatory limitations, limited manufacturing capacity and potential supply chain disruptions, all of which could affect our ability to provide continuing access to such GLP-1s. Increasing consumer demand could further increase prices and/or constrain supply. The evolving regulatory landscape has also impacted our ability to continue offering access to such products. For example, in the United States, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. On February 21, 2025, the FDA resolved the semaglutide shortage, and on
May 22, 2025, the FDA’s period of enforcement discretion following resolution of the shortage concluded with respect to
503B outsourcing facilities. Resolution of the shortage has constrained and is expected to continue to constrain our ability to continue providing access to compounded semaglutide on our platform. The regulatory landscape applicable to GLP-1s continues to rapidly evolve. If regulatory or market conditions change, or we are unable to meet our customers’ demand for our offerings, or if they do not otherwise meet customer expectations, our brand, reputation and results of operations could be adversely affected.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services or require us to restructure our existing arrangements with PBMs and pharma manufacturers, any of which could adversely affect our business, financial condition, and results of operations.
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
As of December 31, 2025, the holders of our Class B common stock, including the parties to our stockholders agreement, who also hold a significant portion of our Class B common stock, own approximately 95.6% of the combined voting power of our Class A and Class B common stock, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to 10 votes, until the earlier of, (i) the first date on which the aggregate number of outstanding shares of our Class B common stock ceases to represent at least 10% of the aggregate number of our outstanding shares of common stock and (ii) September 25, 2027, on all matters submitted to a vote of our stockholders. Moreover, the parties to our stockholders agreement, who also hold Class A and Class B common stock, own approximately 93.8% of the combined voting power of our Class A and Class B common stock as of
December 31, 2025. In addition, we have agreed to nominate to our Board individuals designated by Silver Lake, Francisco
Partners, and Idea Men, LLC in accordance with our stockholders agreement. Silver Lake, Francisco Partners, and Idea
Men, LLC each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, they will still be able to significantly influence or effectively control the composition of our Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans, and policies. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, particularly our Class B common stock, the parties to our stockholders agreement may be able to cause or prevent a change of control of our company or a change in the composition of our Board, and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
As of December 31, 2025, the parties to our stockholders agreement collectively own approximately 68.3% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our Class A common stock. The sale by the parties to our stockholders agreement of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our Class A common stock.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of these legal proceedings cannot be predicted with certainty. Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation, and possible settlement, judgment, penalty or fine, as well as injunctive relief or other remedies that could adversely impact our operations. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Our litigation and regulatory risk profiles could change as we continue to offer new services and expand in business areas, and we may face increased legal and regulatory risks related to our integrated savings program and evolving relationships with PBMs. For example, our integrated savings program may be subject to additional regulations under various state insurance laws. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results, or financial condition.
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
We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2025, certain affiliates of Silver Lake, Francisco Partners, and Idea Men, LLC own approximately
93.8% of the combined voting power of our Class A and Class B common stock and are parties, among others, to a stockholders agreement. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
•our dual class common stock structure, which provides certain affiliates of Silver Lake, Francisco Partners,
Idea Men, LLC, and our Co-Founders, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
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
These provisions, alone or together, could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreement and any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation, provides that the doctrine of “corporate opportunity” does not apply with respect to the parties to our stockholders agreement or their affiliates
(other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees, or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries. SLP Geology Aggregator, L.P.,
Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Idea Men, LLC or their affiliates and any director or stockholder who is not employed by us or our subsidiaries, therefore, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors, and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors, or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results, and financial condition.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United
States is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the
Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, or stockholder of the Company to the Company or the
Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General
Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of
Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the
State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of
Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
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
We are subject to U.S. federal and state income taxes. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes.
There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective income tax rates could be affected by numerous factors, such as changes in tax, accounting, and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. For example, the IRA, enacted in August 2022, imposes a minimum tax on certain corporations with book income of at least $1 billion (subject to certain adjustments) and an excise tax on certain stock buybacks and similar corporate actions.
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
There are a number of changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (the “AIA”), enacted in September 2011, resulted in significant changes in patent legislation. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the U.S. Patent and Trademark Office (“USPTO”) after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions. The
AIA also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, IPR, and derivation proceedings.
There are also a number of changes to the patent laws being considered that, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Senate Judiciary
Committee’s Subcommittee on Intellectual Property in 2025 held hearings on modifying the test for patent eligibility under
Section 101 of the Patent Act to limit the ability to challenge claims for being abstract. Such changes could initially result in an increased value for issued patents, but depending on how the legislation is enacted, may adversely impact other issued patents which properly satisfied the patent eligibility test as of the time of examination, but might fail the new test depending on what is enacted. Alternatively, the USPTO could decide to strengthen its examination under Section 101, leading to fewer issuing patents or patents issuing with more limited scope. Similarly, several years ago, Congress considered expanding the test for patent definiteness under Section 112(f) of the Patent Act in a way that could result in a diminished value for issued patents. While proposed changes to that law were not enacted, Congress could consider reintroducing these proposed changes in connection with its current exploration into amending the Section 101 law.
There also have been legislative discussions regarding the changing of rules relating to post-grant review of patents through IPR or covered business method (“CBM”) review. For example, current case law holds that the Patent Trial and
Appeal Board (“PTAB”) has the sole authority to determine whether to institute an IPR or CBM, and such decision is unreviewable on appeal. Efforts to amend the law to allow appellate review of PTAB institution decisions could result in an increase of institution as a result of such appellate review, and a corresponding increase in invalidation through these processes. Because of a lower evidentiary standard in PTAB proceedings compared to the evidentiary standard in U.S.
federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a PTAB proceeding sufficient for the PTAB to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the PTAB procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action, and legislative attempts to make it easier to appeal successful patent-holder results could diminish the value of patents. Further, the Trump Administration has been issuing rules to try to make it more difficult to challenge patents through the IPR process at the PTAB. While this would improve our rights as a patent holder, it would make it more difficult to challenge patents of others if we were to decide to do so.
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
In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection, especially those relating to healthcare. This could make it difficult for us to stop the misappropriation or other violation of our other intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our solutions, services, and other technologies and the enforcement of intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new solutions or services in the future.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new solutions or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our solutions and services. Such royalties are a component of the cost of our solutions or services and may affect the margins on our solutions and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to
us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, results of operations and prospects could be affected. If licenses to third-party intellectual property rights are or become required for us to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations, and prospects.
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

•changes in our Board or management;
•sales of large blocks of our Class A common stock, including sales by certain affiliates of Silver Lake,
Francisco Partners, Idea Men, LLC, our Co-Founders, or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
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
condition, and results of operations.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have established and implemented a cybersecurity risk management program and information privacy program
(collectively, our “Cybersecurity and Privacy Programs”) that are collectively intended to protect the confidentiality, integrity, and availability of our critical information systems and the information residing therein and are aligned with the National
Institute of Standards and Technology Cybersecurity Framework. These programs are integrated into, and form a part of, our overall risk management program, and share similar methodologies, reporting channels, and governance processes to those that apply across the broader risk management framework.
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
We are subject to an evolving threat landscape that could pose various risks to our business, and such risks are regularly evaluated and managed via our Cybersecurity and Privacy Programs by internal and external experts. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. For more information regarding risks related to cybersecurity matters, please see Part I, Item 1A, “Risk Factors – We depend on our information technology systems, and those of our third-party vendors, contractors, and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.”
Cybersecurity Governance
Our Board and its committees have an active role in overseeing risk management and they have delegated to the Audit and Risk Committee oversight over our cybersecurity and data privacy risks, including oversight of management’s implementation of our Cybersecurity and Privacy Programs, except to the extent direct oversight by the Board is required by the FTC Order.
The Audit and Risk Committee receives periodic reports from management regarding cybersecurity and privacy risks, performance of our Cybersecurity and Privacy Programs, any material updates thereto and a summary of any cybersecurity and/or privacy events or incidents that have occurred, in each case, since the most recent update provided to the Audit and
Risk Committee. The Audit and Risk Committee reports to the full Board regarding its activities, including those related to cybersecurity and privacy. In addition, at least once every twelve months and promptly after the occurrence of certain specified cybersecurity/data privacy incidents, the Board and our Chief Executive Officer and President receive the written
Cybersecurity and Privacy Program materials, which include the results of the most recent cybersecurity and privacy risk assessment and any evaluations thereof or updates thereto (collectively, the “Reporting Materials”). On an annual basis, management also leads the Board through a comprehensive review of the Reporting Materials, including, among other things, a review of the identified material cybersecurity and privacy risk exposures and the safeguards implemented to control such risk exposures.
Our Security Team is responsible for assessing and managing our material risks from cybersecurity threats and is responsible for our overall Cybersecurity and Privacy Programs. Our Security Team also collaborates with other employees and third parties to identify and mitigate applicable risks. Our Security Team is composed of certified cybersecurity professionals responsible for assessing and managing cybersecurity risks, led by the Senior Director of Information Security
& Compliance. The qualifications of our Security Team include the following industry-recognized certifications: ISC2 Certified
Information Systems Security Professional (CISSP), Certified Ethical Hacker (C|EH), Certified Incident Handler (GCIH),
Certified Intrusion Analyst (GCIA), GSEC, CompTIA Security+, A+ Network+, CISM, CCSK, MCSA, MCSE, MCP, MCT, and
Cisco Certified Network Associate (CCNA). The Senior Director of Information Security & Compliance reports to our Chief
Technology Officer, who has over 20 years of experience in information technology. The Senior Director of Information
Security & Compliance brings over 14 years of experience in risk management, cybersecurity and compliance. The Security

Team’s experience in information security and cybersecurity spans across various industries, including healthcare, technology, and critical infrastructure.
Under the Cybersecurity and Privacy Programs, our Security Team takes steps to stay informed, monitor, prevent, detect, mitigate, and remediate cybersecurity risks and incidents via various means, including monitoring threat intelligence from various sources, internal and external vulnerability management, and alerts and reports produced by security tools.
Reporting of such risks is provided to the Board and the Audit and Risk Committee, as applicable.
Item 2. Properties.
Our corporate headquarters is located in Santa Monica, California, where we lease approximately 74,000 square feet of space under a lease expiring in 2031. We also maintain smaller satellite offices across the United States. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate our business should they be needed.
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
Holders
As of February 17, 2026, there were 4 holders of record of our Class A common stock and 7 holders of record of our
Class B common stock.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
We did not sell any equity securities during the year ended December 31, 2025 that were not registered under the
Securities Act.
The following table presents information with respect to our repurchases of Class A common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
October 1 - 31	1,930,247	$4.44	1,930,247	$72,859
November 1 - 30	—	$—	—	$72,859
December 1 - 31	—	$—	—	$72,859
Total	1,930,247		1,930,247
_____________________________________________________
(1)The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, which may include repurchases through a trading plan intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)(1) under the Exchange Act. See Note 14 in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our current $450.0 million stock repurchase program with no expiration date, which was publicly announced on February 29, 2024.
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

The following graph depicts the total five-year cumulative stockholder return on our Class A common stock from
December 31, 2020 through December 31, 2025, relative to the performance of the Nasdaq Composite Index and the two industries we intersect, namely, the Dow Jones Internet Services Index and S&P 500 Healthcare Index. The graph assumes an initial investment of $100 at the close of trading on December 31, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

GoodRx Cumulative Total Return vs. Benchmarks
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
Mar 2023
Jun 2023
Sep 2023
Dec 2023
Mar 2024
Jun 2024
Sep 2024
Dec 2024
Mar 2025
Jun 2025
Sep 2025
Dec 2025
GoodRx Holdings, Inc. Class A
DJ Internet Service
NASDAQ Composite (TR)
S&P 500 / Health Care - SEC

Use of Proceeds
On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on
Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September
22, 2020.
There have been no material changes in the expected use of the net proceeds from our IPO as described in our
Registration Statement. As of December 31, 2025, we estimated we had used approximately $867.4 million of the net proceeds from our IPO: (i) $197.9 million for the acquisition of businesses that complement our business; (ii) $435.6 million for the repurchases of our Class A common stock; (iii) $160.0 million for the repayment of our outstanding debt obligations;
and (iv) $73.9 million for working capital and other general corporate purposes. As of December 31, 2025, we had $19.5 million estimated remaining net proceeds from our IPO which have been invested in investment grade, interest-bearing instruments.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” and in other parts of this Annual Report on
Form 10-K. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 and other information related to the year ended December 31, 2023 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025, under the heading “Management’s
Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
Our mission is to help Americans save time and money when filling their medications. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. For example, during 2025, we announced the launch of our first condition-specific subscription program for erectile dysfunction and continued to expand to other conditions including hair loss and weight loss. Certain of these condition-specific subscription programs offer consumers a single solution for comprehensive care by bundling the clinician visit, prescription (if deemed medically appropriate by the treating healthcare provider), and related delivery for a single total subscription price. During 2025, we also continued to grow our consumer direct pricing and announced a collaboration with a pharmaceutical manufacturer to offer eligible patients nationwide two of the most in-demand GLP-1 medications at a significantly lower cash price through our platform.
With respect to the healthcare landscape, change has become a constant with positive and negative impacts on our business. For example, in July 2025, Congress passed a budget bill that cuts federal funding for Medicaid among other health insurance programs, as well as tightens eligibility requirements and increases the frequency of Medicaid coverage determinations. Further, copays on prescription medication have continued to trend upward in recent years and we believe as insurance providers and government programs continue to shift the cost burden more to consumers, including through changes to ACA marketplace subsidies, consumers are now more than ever searching for sustainable and affordable healthcare solutions which we believe strengthens our value proposition. Separately, certain major drug producers and manufacturers have negotiated or are in negotiations with the current Presidential administration to receive relief from the potential imposition of a 100% tariff on any branded or patented pharmaceutical product produced outside of the United
States. As a result of these negotiations, certain manufacturers have announced their participation in a new government sponsored direct-to-consumer platform called “TrumpRx.gov” ("TrumpRx"), which was launched in February 2026 and is designed to offer consumers discounts on their products and some specialty brands. GoodRx is a key integration partner for pharma manufacturers offering discounted cash prices on TrumpRx at launch. Any potential impact on our business, offerings, or results of operations are unclear at this time but may be significant. With the introduction of these federal initiatives, including the renewed focus on Most-Favored-Nation pricing, the market is shifting decisively toward greater transparency and direct-to-consumer access. For us, this evolution is both an opportunity and a clear validation of our mission.
Conversely, we have seen rapid changes in the U.S. retail pharmacy landscape as well, with announcements of store closures and reduction of footprint from various retail pharmacies, including Rite Aid and Walgreens. In early May 2025, Rite
Aid announced its plan to pursue a sale of substantially all of its assets through a voluntary bankruptcy process.
Consequently, we saw several PBMs remove Rite Aid from their networks, causing immediate cessation in the associated claims volume, as well as rapid store closures, which altogether adversely impacted our ability to recapture these claims in the near term. As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs, including changes in retailer reimbursement models, as a result of the pharmacies' increased focus on rationalizing their spending. Furthermore, in 2025, we saw a material volume reduction in one of our integrated savings programs, which integrate our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. Integrated savings programs are operated through PBMs who decide how to implement and manage these programs. These external factors have adversely impacted our prescription transactions revenue, financial results, and Monthly Active Consumers that we expect will continue in the near term with the combined total impact to prescription transactions revenue estimated to be $35.0 million to $40.0 million in 2025.
While our prescription transactions offering remains foundational, given the evolving dynamics of prescription access and pharmacy economics, including the growing relevance of self-pay and direct-to-consumer distribution models, we are continuing to position our pharma direct offering as a key driver of growth. As we increase investment in our pharma direct as well as subscription offerings, we expect near-term impact on our prescription transactions unit economics and revenue in 2026. Accordingly, while this transition may impact near-term financial performance, we believe it enhances our long-term growth prospect and ability to create sustainable value.
For the year ended December 31, 2025 as compared to the year ended December 31, 2024:
•Revenue increased 1% to $796.9 million from $792.3 million;

•Net income and net income margin were $30.4 million and 3.8%, respectively, compared to $16.4 million and
2.1%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $270.5 million and 33.9%, respectively, compared to
$260.2 million and 32.8%, respectively.
Revenue, net income, and net income margin are financial measures prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For a reconciliation and presentation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful and a discussion of the material risks and limitations of these measures, please see “Key Financial and Operating
Metrics – Non-GAAP Financial Measures" included within this Part II, Item 7 of this Annual Report on Form 10-K.
Seasonality
We typically experience stronger consumer demand during the first and fourth quarters of each year, which coincide with generally higher consumer healthcare spending, doctor office visits, annual benefit enrollment season, and seasonal cold and flu trends. For our integrated savings program, we may experience stronger traffic during the first half of each year since more claims are likely to be routed through GoodRx while plan members are in the deductible phase of their health plans. We may also experience stronger demand for our GoodRx Pharma Direct (formerly pharma manufacturer solutions and referred to hereafter as "pharma direct") offering during the fourth quarter of each year, which coincides with pharma manufacturers' annual budgetary spending patterns. In addition, this seasonality may impact revenue and sales and marketing expense. PBM-pharmacy issues, including changes in the retail landscape, as well as macroeconomic events may have masked some of these trends in recent periods and may continue to impact these trends in the future.
Key Financial and Operating Metrics
We use Monthly Active Consumers, subscription plans, Adjusted EBITDA, and Adjusted EBITDA Margin to assess our performance, make strategic and offering decisions and build our financial projections. The number of Monthly Active
Consumers and subscription plans are key indicators of the scale of our consumer base and a gauge for our marketing and engagement efforts. We believe these operating metrics reflect our scale, growth and engagement with consumers. As our business continues to evolve, we are reassessing the Monthly Active Consumers metric as a primary indicator of performance to ensure it aligns with how we measure growth and profitability.
Monthly Active Consumers
The factors described in the "Overview" section have adversely impacted our Monthly Active Consumers beginning in the second quarter of 2025.

	Three Months Ended
(in millions)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Monthly Active Consumers	5.3	5.4	5.7	6.4	6.6	6.5	6.6	6.7
Subscription Plans
Subscription plans through the second quarter of 2024 included subscription plans for Kroger Savings, which sunset in
July 2024.

	As of
(in thousands)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Subscription plans	674	671	668	680	684	701	696	778
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
We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on operating lease assets, restructuring related expenses, legal settlement expenses, gain on sale of business and other income or expense, net. These excluded items are either non-cash charges or such that we believe they do not represent our underlying core operating performance and that their exclusion provides investors with a better understanding of the factors and trends affecting our business. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of
Adjusted Revenue. Adjusted Revenue is a non-GAAP financial measure defined as revenue excluding client contract termination costs associated with restructuring related activities. We exclude these costs from revenue because we believe they are not indicative of past or future underlying performance of the business. For 2025 and 2024, revenue equaled
Adjusted Revenue.
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

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net income	$30,439	$16,390
Adjusted to exclude the following:
Interest income	(10,933)	(23,273)
Interest expense	42,605	52,922
Income tax expense	26,099	15,070
Depreciation and amortization	85,218	69,538
Other (income) expense	(718)	2,660
Loss on extinguishment of debt	—	2,077
Financing related expenses (1)	—	898
Acquisition related expenses (2)	1,539	557
Restructuring related expenses (3)	7,676	8,902
Legal settlement expenses (4)	5,855	13,000
Stock-based compensation expense	76,626	99,026
Payroll tax expense related to stock-based compensation	1,697	2,471
Loss on operating lease asset (5)	4,409	—
Adjusted EBITDA	$270,512	$260,238

Revenue	$796,853	$792,324
Net income margin	3.8%	2.1%
Adjusted EBITDA Margin	33.9%	32.8%
_____________________________________________________
(1)Financing related expenses include third party fees related to proposed financings.
(2)Acquisition related expenses principally include costs for actual or planned acquisitions including related third party fees, legal, consulting, and other expenditures, and as applicable, severance costs and retention bonuses to employees related to acquisitions. From time to time, acquisition related expenses may also include similar transaction related costs for business dispositions.
(3)Restructuring related expenses include costs for various workforce optimization and organizational changes to better align with our strategic goals and future scale including employee severance and other personnel related costs, and as applicable, contract termination costs and losses from the disposal of certain technology and capitalized software.
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
Our revenue is primarily derived from prescription transactions revenue that is generated when pharmacies fill prescriptions for consumers, and from other revenue streams such as pharma direct, our subscription offerings, and our telehealth services. We consider PBMs, pharmacies, pharma manufacturers, healthcare providers, and consumers of our subscription and telehealth services, for which we have direct contractual agreements, to be our primary customers. All of our revenue has been generated in the United States.
Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

(dollars in thousands)	Year Ended December 31, 2025	% of Total Revenue	Year Ended December 31, 2024	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$544,001	68%	$577,549	73%	$(33,548)	(6%)
Subscription revenue	83,786	11%	86,536	11%	(2,750)	(3%)
Pharma direct revenue	151,380	19%	107,237	14%	44,143	41%
Other revenue	17,686	2%	21,002	3%	(3,316)	(16%)
Total revenue	796,853		792,324
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	57,597	7%	48,215	6%	9,382	19%
Product development and technology	121,026	15%	123,749	16%	(2,723)	(2%)
Sales and marketing	331,560	42%	367,114	46%	(35,554)	(10%)
General and administrative	113,960	14%	117,862	15%	(3,902)	(3%)
Depreciation and amortization	85,218	11%	69,538	9%	15,680	23%
Total costs and operating expenses	709,361		726,478
Operating income	87,492		65,846
Other expense, net:
Other income (expense)	718	0%	(2,660)	0%	3,378	(127%)
Loss on extinguishment of debt	—	0%	(2,077)	0%	2,077	n/m
Interest income	10,933	1%	23,273	3%	(12,340)	(53%)
Interest expense	(42,605)	5%	(52,922)	7%	10,317	(19%)
Total other expense, net	(30,954)		(34,386)
Income before income taxes	56,538		31,460
Income tax expense	(26,099)	3%	(15,070)	2%	(11,029)	73%
Net income	$30,439		$16,390
Revenue
Prescription transactions revenue decreased $33.5 million, or 6%, year-over-year, primarily as a result of a 14%
decrease in Monthly Active Consumers due to the broader changes in the retail pharmacy landscape, including store closures, and volume reduction in one of our integrated savings programs as discussed above, partially offset principally by improved unit economics related to contracting with certain of our customers and partners and favorable changes in sales mix. Revenue contribution from our 2025 acquisitions was approximately 1% of prescription transactions revenue.
Subscription revenue decreased $2.8 million, or 3%, year-over year, primarily driven by a decrease in the number of subscription plans with 674 thousand subscription plans as of December 31, 2025 compared to 684 thousand as of
December 31, 2024.
Pharma direct revenue increased $44.1 million, or 41%, year-over year, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers. We expect pharma direct revenue to continue to grow as a percentage of total revenue in the near to medium term as we continue to scale and expand available services, capabilities and platforms of our pharma direct offering.

Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue is largely driven by the growth of our visitor, subscriber and active consumer base, as well as our offering mix. Our cost of revenue as a percentage of revenue may vary based on the change in mix of our various offerings.
Cost of revenue increased $9.4 million, or 19%, year-over-year, primarily driven by an increase in processing fees.
Product development and technology
Product development and technology expenses are primarily driven by changes in headcount and investments to support and develop our various products. We capitalize certain qualified costs related to the development of internal-use software, which may cause product development and technology expenses to vary from period to period.
Product development and technology expenses decreased $2.7 million, or 2%, year-over-year, primarily driven by a
$8.4 million decrease in payroll and related costs largely due to higher capitalization of such costs related to the development of internal-use software, partially offset principally by an increase in third-party services and contractors associated with non-capitalizable product development activities.
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
Sales and marketing expenses decreased $35.6 million, or 10%, year-over-year primarily driven by a $13.2 million decrease in stock-based compensation expense largely as a result of changes in our employee composition, $12.4 million decrease in third-party marketing expenses, and an $8.1 million decrease in advertising expenses.
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
General and administrative expenses decreased $3.9 million, or 3%, year-over-year, primarily driven by a $7.5 million decrease in estimated legal settlement expense with respect to an ongoing class action litigation, partially offset principally by an increase in professional fees. We recognized a $4.4 million impairment loss related to a leased office space in 2025 which was entirely offset by a $4.4 million decrease in stock-based compensation expense related to awards granted to our
Co-Founders in 2020 that fully vested by the end of 2024.
Depreciation and amortization
Our depreciation and amortization changes are primarily based on changes in our property and equipment, intangible assets, and capitalized software balances and estimates of useful lives.
Depreciation and amortization expenses increased $15.7 million, or 23%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features.
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
Interest Income

Interest income decreased $12.3 million, or 53%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds and lower interest rates.
Interest Expense
Interest expense decreased $10.3 million, or 19%, year-over-year, primarily due to lower average debt balances and lower interest rates.
Income Taxes
For the years ended December 31, 2025 and 2024, we had an income tax expense of $26.1 million and $15.1 million, respectively, and an effective income tax rate of 46.2% and 47.9%, respectively. The year-over-year change in income tax expense was primarily due to higher income before income taxes and lower 2025 tax benefits due to the timing of expiration of statute of limitation of unrecognized tax benefits.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. As of December 31, 2025, our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $88.0 million secured revolving credit facility that matures on April 10, 2029. As of December 31, 2025, we had cash and cash equivalents of $261.8 million and $80.2 million available under our revolving credit facility. For additional information regarding our revolving credit facility and our term loan, see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
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
If necessary, we may borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the current economic uncertainty, including rising inflation, new or increased tariffs, and socio-political events, has resulted in, and may continue to result in, significant disruption of global financial markets, including rising interest rates, which could reduce our ability to access capital. If we are unable to raise additional funds when needed or on the terms desired, our business, financial condition, and results of operations could be adversely affected.
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx,
Inc. were restricted pursuant to the terms of our debt arrangements as of December 31, 2025. Since the restricted net assets of GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, refer to Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for condensed parent company financial information of GoodRx Holdings, Inc.

Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$167,904	$183,892
Net cash used in investing activities	(119,960)	(70,347)
Net cash used in financing activities	(234,470)	(337,495)
Net change in cash and cash equivalents	$(186,526)	$(223,950)
Net cash provided by operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities. The $16.0 million year-over-year decrease in net cash provided by operations was due to an increase of $58.5 million in cash outflow from changes in operating assets and liabilities, partially offset by an increase in earnings after adjusting for non-cash adjustments. The changes in operating assets and liabilities were primarily driven by the timing of payments of accounts payable and prescription reimbursement liabilities, collections of accounts receivable and prescription reimbursement assets, and the timing of income tax payments and refunds.
Net cash used in investing activities
Net cash used in investing activities primarily consists of cash used for software development costs and capital expenditures, and may also include cash used for acquisitions and investments that we may make from time to time. The
$49.6 million increase in net cash used in investing activities was primarily driven by cash paid for business acquisitions in
2025.
Net cash used in financing activities
Net cash used in financing activities primarily consists of payments related to our debt arrangements, repurchases of our Class A common stock, and net share settlement of equity awards, partially offset by debt borrowings and proceeds from exercise of stock options. The $103.0 million year-over-year decrease in net cash used in financing activities was primarily driven by a decrease of $162.0 million in net repayments on our term loan as a result of our debt refinance in July 2024 and a $15.3 million decrease in employee taxes paid related to net share settlement of equity awards. The impact from these drivers was partially offset by a $57.5 million increase in payments for repurchases of our Class A common stock and a
$19.0 million decrease in proceeds from exercise of stock options.
Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on an accounting standard adopted in 2025 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Critical Accounting Policies and Estimates
Our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on
Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. An accounting policy is deemed critical if it is both important to the portrayal of our financial condition and results and requires us to make difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. An accounting estimate is deemed critical where the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimate on our financial condition or operating performance is material. We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information of the below critical accounting policies and estimates and our other significant accounting policies, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on
Form 10-K.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our debt arrangements with floating interest rates and a rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase in interest rates would have increased our interest expense by $5.0 million for the year ended December 31,
2025.
Impact of Inflation
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.
Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of
December 31, 2025 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part IV,
Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a "Rule
10b5-1 Trading Plan") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the
Exchange Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following information with respect to our Board and executive officers is presented as of February 25, 2026:

Name	Age	Position at GoodRx	Principal Employment
Wendy Barnes	53	Chief Executive Officer, President & Director	Same
Christopher McGinnis	54	Chief Financial Officer & Treasurer	Same
Romin Nabiey	39	Chief Accounting Officer	Same
Trevor Bezdek	48	Co-Chairman & Director	—
Scott Wagner	55	Co-Chairman & Director	—
Christopher Adams	46	Director	Partner at Francisco Partners Management, L.P.
Ronald E. Bruehlman	65	Director	Chief Financial Officer of IQVIA Holdings Inc.
Ian T. Clark	65	Director	Public Company Director
Dipanjan Deb	56	Director	Co-founder and Chief Executive Officer of Francisco Partners Management, L.P.
Douglas Hirsch	55	Director	—
Kelly J. Kennedy	57	Director	Chief Financial Officer of Willow Innovations
Gregory Mondre	51	Director	Co-Chief Executive Officer of Silver Lake
Agnes Rey-Giraud	61	Director	Founder and Chairman of Acera Surgical Inc.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

4.3	Description of Capital Stock	10-K	001-39549	4.3	2/29/24

4.4	Amended and Restated Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.2	8/28/20

4.5	Stockholders Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated September 22, 2020	8-K	001-39549	10.1	9/28/20

4.6	Amended and Restated Investor Rights Agreement by and between GoodRx Holdings, Inc. and certain security holders of GoodRx Holdings, Inc., dated October 12, 2018	S-1	333-248465	4.4	8/28/20

10.1†	Form of Indemnification Agreement between GoodRx Holdings, Inc. and its directors and officers	S-1/A	333-248465	10.1	9/14/20

10.2†	Fifth Amended and Restated 2015 Equity Incentive Plan	10-Q	001-39549	10.2	11/12/20

10.3†	2020 Incentive Award Plan	S-1/A	333-248465	10.3	9/14/20

10.3.1†	Form of Option Agreement pursuant to 2020 Incentive Award Plan (2020 Form)	S-1/A	333-248465	10.3.1	9/14/20

10.3.2†	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan (2020 Form)	S-1/A	333-248465	10.3.2	9/14/20

10.3.3†	Form of Option Agreement pursuant to 2020 Incentive Award Plan (2025 Form)	10-Q	001-39549	10.1	11/4/25

10.3.4†	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan (2025 Form)	10-Q	001-39549	10.2	11/4/25

10.3.5†	First Amendment to 2020 Incentive Award Plan	10-Q	001-39549	10.1	5/13/21

10.4†	GoodRx Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248465	10.4	9/14/20

10.5.1†	Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Trevor Bezdek, dated April 25, 2023	8-K	001-39549	10.2	4/25/23

10.5.2†	First Amendment to Second Amended and Restated Employment Agreement, by and between GoodRx, Inc. and Trevor Bezdek, dated October 25, 2024	8-K	001-39549	10.1	10/28/24

10.6.1+	First Lien Credit Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the joint lead arrangers and joint lead bookrunners party thereto, dated October 12, 2018	S-1/A	333-248465	10.13	8/28/20

10.6.2+	First Lien Security Agreement by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC., Iodine, Inc., and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.16	8/28/20

10.6.3+	First Lien Guaranty by and among GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc. and Barclays Bank PLC, dated October 12, 2018	S-1/A	333-248465	10.17	8/28/20

10.6.4+	First Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, the lenders party thereto and Barclays Bank PLC, dated November 1, 2019	S-1/A	333-248465	10.14	8/28/20

10.6.5+	Second Incremental Amendment to First Lien Credit Agreement by and between GoodRx, Inc., GoodRx Intermediate Holdings, LLC, Iodine, Inc., HeyDoctor, LLC, Lighthouse Acquisition Corp., the lenders party thereto and Barclays Bank PLC, dated May 12, 2020	S-1/A	333-248465	10.15	8/28/20

10.6.6+	Third Amendment to First Lien Credit Agreement, dated June 29, 2023	10-Q	001-39549	10.5	8/9/23

10.6.7+	Fourth Amendment to First Lien Credit Agreement, dated July 7, 2023	10-Q	001-39549	10.6	8/9/23

10.6.8+	Fifth Amendment to First Lien Credit Agreement, dated February 20, 2024	8-K	001-39549	10.1	2/26/24

10.6.9+	Sixth Amendment to First lien Credit Agreement, dated July 10, 2024	8-K	001-39549	10.1	7/11/24

10.7.1^+	Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated September 6, 2019	S-1/A	333-248465	10.19	8/28/20

10.7.2^	First Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated August 14, 2020	10-Q	001-39549	10.1	8/12/21

10.7.3^+	Second Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated May 27, 2021	10-Q	001-39549	10.2	8/12/21

10.7.4	Third Amendment to Office Lease Agreement by and between GoodRx, Inc. and CSHV Pen Factory, LLC, dated March 18, 2022	10-Q	001-39549	10.1	5/10/22

10.7.5	Fourth Amendment to Office Lease Agreement by and between GoodRx, Inc. and Pen Factory Property Owner, LLC, dated February 7, 2024	10-Q	001-39549	10.1	5/9/24

10.7.6	Fifth Amendment to Office Lease Agreement by and between GoodRx, Inc. and Pen Factory Property Owner, LLC, dated January 2, 2025	10-Q	001-39549	10.3	5/7/25

10.8†	Offer Letter for Romin Nabiey, effective May 1, 2017	10-K	001-39549	10.19	3/1/23

10.9.1†	Employment Agreement, by and between GoodRx, Inc. and Karsten Voermann, dated March 4, 2024	8-K	001-39549	10.1	3/7/24

10.9.2†	Separation Agreement & General Release, by and between GoodRx, Inc. and Karsten Voermann, dated January 17, 2025	10-K	001-39549	10.1	2/27/25

10.10†	Employment Agreement, by and between GoodRx, Inc. and Wendy Barnes, dated December 12, 2024	8-K	001-39549	10.1	12/16/24

10.10.1†	Early Exercise Option Agreement, by and between GoodRx, Inc. and Wendy Barnes, dated March 3, 2025					*

10.10.2†	Retention Bonus Letter Agreement, by and between GoodRx, Inc. and Wendy Barnes, dated December 9, 2025	8-K	001-39549	10.1	12/12/25

10.11†	Non-Employee Director Deferred Compensation Plan	10-K	001-39549	10.18	2/29/24

10.11.1†	Form of Director Deferred Cash Fees RSU Agreement	10-K	001-39549	10.18.1	2/29/24

10.11.2†	Form of Director Deferred RSU Agreement	10-K	001-39549	10.18.2	2/29/24

10.11.3†	Executive Severance Plan	10-Q	001-39549	10.1	8/8/24

10.11.4†	Second Amended and Restated Non- Employee Director Compensation Program, dated October 31, 2025					*

10.12.1†	Employment Agreement, by and between GoodRx, Inc. and Christopher McGinnis, dated February 4, 2025	8-K	001-39549	10.1	2/5/25

10.12.2†	Retention Bonus Letter Agreement, by and between GoodRx, Inc. and Christopher McGinnis, dated December 9, 2025	8-K	001-39549	10.2	12/12/25

19.1	Insider Trading Compliance Policy	10-K	001-39549	19.1	2/27/25

21.1	List of Subsidiaries of GoodRx Holdings, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1†	GoodRx Holdings Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39549	97.1	2/29/24

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________
* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan.
^ Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is treated as confidential by the Company.
+ The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5)(b)(2) of
Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule, or exhibit to the SEC upon request.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: February 25, 2026	By:	/s/ Christopher McGinnis
Christopher McGinnis
Chief Financial Officer & Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wendy Barnes	Chief Executive Officer & President	February 25, 2026
Wendy Barnes	(Principal Executive Officer)

/s/ Christopher McGinnis	Chief Financial Officer & Treasurer	February 25, 2026
Christopher McGinnis	(Principal Financial Officer)

/s/ Romin Nabiey	Chief Accounting Officer	February 25, 2026
Romin Nabiey	(Principal Accounting Officer)

/s/ Trevor Bezdek	Co-Chairman of the Board	February 25, 2026
Trevor Bezdek

/s/ Scott Wagner	Co-Chairman of the Board	February 25, 2026
Scott Wagner

/s/ Christopher Adams	Director	February 25, 2026
Christopher Adams

/s/ Ronald E. Bruehlman	Director	February 25, 2026
Ronald E. Bruehlman

/s/ Ian T. Clark	Director	February 25, 2026
Ian T. Clark

/s/ Dipanjan Deb	Director	February 25, 2026
Dipanjan Deb

/s/ Douglas Hirsch	Director	February 25, 2026
Douglas Hirsch

/s/ Kelly J. Kennedy	Director	February 25, 2026
Kelly J. Kennedy

/s/ Gregory Mondre	Director	February 25, 2026
Gregory Mondre

/s/ Agnes Rey-Giraud	Director	February 25, 2026
Agnes Rey-Giraud

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of GoodRx Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoodRx Holdings, Inc. and its subsidiaries (the
"Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’
equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes
(collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated
Framework (2013) issued by the COSO.
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
Revenue Recognition – Prescription Transactions Revenue Generated from PBMs and Direct Contracts with Partner
Pharmacies and Pharma Direct Revenue Generated from Advertising Arrangements
As described in Note 2 to the consolidated financial statements, prescription transactions revenue is primarily generated from pharmacy benefit managers (“PBMs”), or customers, when a prescription is filled with the Company’s code provided through the Company’s platform. The Company also directly contracts with select pharmacies ("partner pharmacies"), that provide consumers access to prescription pricing negotiated directly with the partner pharmacies through the Company’s platform. The Company recognizes revenue at the point in time when a prescription is filled. Pharma direct revenue consists primarily of advertisements purchased by pharma manufacturers and other customers that appear on the Company’s apps and websites. Revenue for advertisements based on a fixed fee for a specified period of time is recognized ratably over the term of the arrangement. Customers may also purchase advertisements where the Company charges fees on a cost-per-
click basis, advertisements placed in the Company’s direct mailers, or other content used in advertising. Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively. For the year ended December 31, 2025, prescription transactions revenue was $544.0 million, of which a majority relates to revenue generated from PBMs and partner pharmacies, and pharma direct revenue was $151.4 million, of which a majority relates to revenue generated from advertising arrangements.
The principal consideration for our determination that performing procedures relating to revenue recognition for prescription transactions revenue generated from PBMs and partner pharmacies and pharma direct revenue generated from advertising arrangements is a critical audit matter is a high degree of auditor effort in performing procedures relating to the
Company’s revenue recognition for these revenue streams.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for prescription transactions revenue generated from PBMs and partner pharmacies and pharma direct revenue generated from advertising arrangements. These procedures also included, among others (i) evaluating, on a sample basis, the appropriateness of revenue recognized for prescription transactions revenue generated from PBMs and partner pharmacies, and pharma direct revenue generated from advertising arrangements by obtaining and inspecting source documents, such as contracts, customer invoices, and cash receipts from customers and (ii)
confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, customer invoices, and subsequent cash receipts from customers.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2026
We have served as the Company’s auditor since 2018.

GoodRx Holdings, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$261,820	$448,346
Accounts receivable, net	235,746	145,934
Prescription reimbursement assets	98,331	22,944
Prepaid expenses and other current assets	47,205	42,031
Total current assets	643,102	659,255
Property and equipment, net	12,268	12,664
Goodwill	430,331	410,769
Intangible assets, net	64,082	52,102
Capitalized software, net	139,261	124,781
Operating lease right-of-use assets, net	28,808	27,794
Deferred tax assets, net	57,111	77,182
Other assets	29,095	23,520
Total assets	$1,404,058	$1,388,067
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$19,405	$14,137
Prescription reimbursement liabilities	130,139	15,798
Accrued expenses and other current liabilities	86,705	83,332
Current portion of debt	5,000	5,000
Operating lease liabilities, current	4,753	5,636
Total current liabilities	246,002	123,903
Debt, net	483,264	486,711
Operating lease liabilities, net of current portion	49,789	46,040
Other liabilities	8,741	6,755
Total liabilities	787,796	663,409
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and nil shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 107,088 and 105,946 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively; and Class B: 1,000,000 shares authorized, 233,964 and 276,869 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	34	38
Additional paid-in capital	2,026,802	2,165,633
Accumulated deficit	(1,410,574)	(1,441,013)
Total stockholders' equity	616,262	724,658
Total liabilities and stockholders' equity	$1,404,058	$1,388,067
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenue	$796,853	$792,324	$750,265
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	57,597	48,215	66,925
Product development and technology	121,026	123,749	135,836
Sales and marketing	331,560	367,114	341,328
General and administrative	113,960	117,862	125,515
Depreciation and amortization	85,218	69,538	107,668
Total costs and operating expenses	709,361	726,478	777,272
Operating income (loss)	87,492	65,846	(27,007)
Other expense, net:
Other income (expense)	718	(2,660)	(4,008)
Loss on extinguishment of debt	—	(2,077)	—
Interest income	10,933	23,273	32,171
Interest expense	(42,605)	(52,922)	(56,728)
Total other expense, net	(30,954)	(34,386)	(28,565)
Income (loss) before income taxes	56,538	31,460	(55,572)
Income tax (expense) benefit	(26,099)	(15,070)	46,704
Net income (loss)	$30,439	$16,390	$(8,868)
Earnings (loss) per share:
Basic	$0.09	$0.04	$(0.02)
Diluted	$0.09	$0.04	$(0.02)
Weighted average shares used in computing earnings (loss) per share:
Basic	356,327	385,737	410,315
Diluted	356,973	392,172	410,315

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$357	$320	$610
Product development and technology	22,547	24,649	30,096
Sales and marketing	20,207	33,374	20,311
General and administrative	33,515	40,683	53,803
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	397,025	$40	$2,263,322	$(1,448,535)	$814,827
Stock options exercised	1,828	—	6,288	—	6,288
Stock-based compensation	—	—	117,964	—	117,964
Vesting and settlement of restricted stock units	25,008	3	—	—	3
Common stock withheld related to net share settlement	(11,661)	(1)	(65,671)	—	(65,672)
Repurchases of Class A common stock (1)	(18,433)	(2)	(103,972)	—	(103,974)
Issuance of common stock through employee stock purchase plan	320	—	1,390	—	1,390
Net loss	—	—	—	(8,868)	(8,868)
Balance at December 31, 2023	394,087	$40	$2,219,321	$(1,457,403)	$761,958
Stock options exercised	3,287	—	18,887	—	18,887
Stock-based compensation	—	—	115,150	—	115,150
Vesting and settlement of restricted stock units	11,452	—	—	—	—
Common stock withheld related to net share settlement	(4,336)	—	(29,789)	—	(29,789)
Repurchases of Class A common stock (1)	(22,085)	(2)	(159,702)	—	(159,704)
Issuance of common stock through employee stock purchase plan	410	—	1,766	—	1,766
Net income	—	—	—	16,390	16,390
Balance at December 31, 2024	382,815	$38	$2,165,633	$(1,441,013)	$724,658
Stock options exercised	41	—	61	—	61
Stock-based compensation	—	—	91,700	—	91,700
Vesting and settlement of restricted stock units	10,264	—	—	—	—
Common stock withheld related to net share settlement	(3,632)	—	(14,467)	—	(14,467)
Repurchases of Class A common stock (1)	(48,853)	(4)	(217,433)	—	(217,437)
Issuance of common stock through employee stock purchase plan	417	—	1,308	—	1,308
Net income	—	—	—	30,439	30,439
Balance at December 31, 2025	341,052	$34	$2,026,802	$(1,410,574)	$616,262
_____________________________________________________
(1)Repurchases of Class A common stock for the years ended December 31, 2025, 2024, and 2023 include 20.0 million, 20.9 million, and 12.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $84.9 million, $151.4 million, and $65.9 million, respectively. See "Note 14. Stockholders' Equity" for additional information.
See accompanying notes to consolidated financial statements.

GoodRx Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$30,439	$16,390	$(8,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,218	69,538	107,668
Loss on extinguishment of debt	—	2,077	—
Amortization of debt issuance costs and discounts	1,768	2,497	3,382
Non-cash operating lease expense	4,007	4,184	4,104
Stock-based compensation expense	76,626	99,026	104,820
Deferred income taxes	20,071	(11,914)	(65,562)
Loss on operating lease assets	4,409	—	1,353
Loss on disposal of capitalized software	—	—	7,975
Loss on minority equity interest investment	—	—	4,008
Other	1,810	—	1,348
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(88,016)	(2,326)	(26,467)
Prescription reimbursement assets	(75,387)	(7,463)	(15,481)
Prepaid expenses and other assets	(8,387)	13,790	(16,681)
Accounts payable	4,103	(15,819)	12,034
Prescription reimbursement liabilities	114,341	10,376	5,422
Accrued expenses and other current liabilities	1,185	9,911	21,253
Operating lease liabilities	(6,269)	(4,953)	(2,930)
Other liabilities	1,986	(1,422)	914
Net cash provided by operating activities	167,904	183,892	138,292
Cash flows from investing activities
Purchase of property and equipment	(3,521)	(1,240)	(1,043)
Acquisitions	(43,440)	—	—
Capitalized software	(70,499)	(69,107)	(54,723)
Other	(2,500)	—	—
Net cash used in investing activities	(119,960)	(70,347)	(55,766)
Cash flows from financing activities
Proceeds from long-term debt	—	472,033	—
Payments on long-term debt	(5,000)	(639,038)	(5,271)
Payments of debt issuance costs	—	(2,673)	—
Repurchases of Class A common stock (1)	(216,372)	(158,845)	(103,974)
Proceeds from exercise of stock options	61	19,046	5,941
Employee taxes paid related to net share settlement of equity awards	(14,467)	(29,784)	(65,481)
Proceeds from employee stock purchase plan	1,308	1,766	1,390
Net cash used in financing activities	(234,470)	(337,495)	(167,395)
Net change in cash and cash equivalents	(186,526)	(223,950)	(84,869)
Cash and cash equivalents
Beginning of period	448,346	672,296	757,165
End of period	$261,820	$448,346	$672,296
Supplemental disclosure of cash flow information

Income taxes paid, net of refunds received	$13,127	$23,623	$17,243
Interest paid	40,837	55,099	48,799
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	9,183	2,049	52
Stock-based compensation included in capitalized software	15,074	16,124	13,144
Capitalized software included in accounts payable and accrued expenses and other current liabilities	7,712	8,118	7,826
Capitalized software transferred from prepaid assets	—	—	5,751
_____________________________________________________
(1)Repurchases of Class A common stock for the years ended December 31, 2025, 2024, and 2023 include 20.0 million, 20.9 million, and 12.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class A common stock upon such repurchase) for an aggregate consideration of $84.9 million, $151.4 million, and $65.9 million, respectively. See "Note 14. Stockholders' Equity"
for additional information.
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
GoodRx Holdings, Inc. and its subsidiaries (collectively, "we," "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States (the "prescription transactions offering"). We also offer other healthcare products and services, including subscription programs, GoodRx Pharma Direct offering - formerly pharmaceutical ("pharma") manufacturer solutions and referred to hereafter as "pharma direct" - and telehealth services.
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
Our operating segment derives revenue in a manner as described in "Note 2. Summary of Significant Accounting
Policies – Revenue." During the years ended December 31, 2025, 2024 and 2023, all of our revenue was from customers located in the United States. Our CODM is our principal executive officer, who is our Chief Executive Officer and President, the role previously held by our Interim Chief Executive Officer and before that, one of our Co-Chief Executive Officers.
Consolidated net income or loss is the measure of segment profit or loss reviewed by our CODM in assessing segment performance and deciding how to allocate resources. Our CODM uses consolidated net income or loss to monitor budget versus actual results, review historical company performance trends, conduct benchmark analysis of our peers and competitors, and evaluate management’s compensation. Significant expenses included in the reported measure of segment profit or loss regularly provided to our CODM are on a consolidated basis as presented in the accompanying consolidated statements of operations. At December 31, 2025 and 2024, all of our right-of-use assets and property and equipment were in the United States.
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
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the years ended December 31, 2025 and 2024, no customer accounted for more than 10% of our revenue. For the year ended December 31, 2023, one customer accounted for 13% of our revenue. At December 31, 2025 and 2024, no customer accounted for more than 10% of our accounts receivable balance.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist primarily of U.S. treasury securities money market funds held with an investment bank and cash on deposit.
Cash equivalents, consisting of U.S. treasury securities money market funds, of $164.0 million and $405.0 million at
December 31, 2025 and 2024, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recognized at the amounts due from various customers, net of allowance for expected credit losses. We estimate our expected credit losses based on factors including known facts and circumstances, historical experience, reasonable and supportable forecasts of economic conditions, and the age of the uncollected balances. We write off the asset when it is determined to be uncollectible. As of December 31, 2025 and 2024, the allowance for credit losses was not material.
Prescription Reimbursement Assets and Prescription Reimbursement Liabilities
Consumer direct pricing is an affordability solution under our pharma direct offering that allows pharma manufacturers to use our platform to set and fund a portion of the consumer cash price for their prescription drugs at the point of sale. We generally require deposits from pharma manufacturers which are included as a component of prescription reimbursement liabilities on our consolidated balance sheets and shall not be offset against other amounts owed to us. We generally invoice pharma manufacturers for the funded amounts a month in arrears and payment is generally due within thirty days of invoicing. Funded amounts owed to us are presented as a component of prescription reimbursement assets on our consolidated balance sheets.
We remit reimbursements of the funded amounts to pharmacies, or intermediaries. Funded amounts owed to pharmacies, or intermediaries, are presented as a component of prescription reimbursement liabilities on our consolidated balance sheets. Pharmacies, or intermediaries, may also require deposits from us. These deposits are included as a component of prescription reimbursement assets on our consolidated balance sheets and shall not be offset against other amounts owed to them.
Prior to December 31, 2025, prescription reimbursement assets were presented as a component of prepaid expenses and other current assets, and prescription reimbursement liabilities as a component of accounts payable and accrued expenses and other current liabilities. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported current and total assets and liabilities, total stockholders’ equity, results of operations, or cash flows provided by operating activities.
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

Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Due to indicators of a decline in the financial condition of one of our investees, we recognized an impairment loss of $4.0 million on one of our minority equity interest investments during the year ended December 31, 2023 which was presented as other expense on the consolidated statement of operations for the year then ended. We otherwise have not recognized any other impairment losses or changes resulting from observable price changes during the years ended December 31, 2025, 2024, and 2023. Equity investments included in other assets in the consolidated balance sheets was $15.0 million as of
December 31, 2025 and 2024.
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
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. We had one reporting unit during 2025, 2024, and 2023. We review goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we may first perform an optional qualitative assessment. If we determine it is not more likely than not our reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of our reporting unit exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairments were recognized in 2025, 2024, or
2023. Gains and losses on the disposition of a business, which are recognized in general and administrative expenses in the consolidated statements of operations, include the carrying amount of goodwill related to the business disposed. When a portion of a reporting unit that constitutes a business is to be disposed of, the amount of goodwill to be included in that carrying amount is determined based on the relative fair values of the business disposed and the portion of the reporting unit that will be retained.
Intangible Assets
Intangible assets reflect the value of customer relationships, developed technology, trademarks, and content library recognized in connection with our acquisitions. Purchased intangible assets are recognized at their acquisition date fair value, less accumulated amortization. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed, which is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred. In such event, we will adjust the estimated useful life and amortize the carrying value prospectively over the adjusted remaining useful life.

Capitalized Software Costs
We account for our internal-use software costs in accordance with ASC 350-40, Internal-Use Software. Capitalization of internal-use costs begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to funding the project, it is probable that the project will be completed, and the software will be used for the function intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs for post-configuration training, maintenance, and minor modifications or enhancements are included in product development and technology expenses in the consolidated statements of operations as incurred.
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
Lease payments include fixed payments and variable payments based on an index or rate, if any, and are recognized as lease expense on a straight-line basis over the term of the lease. Variable lease payments not based on a rate or index are expensed as incurred. The lease term includes options to extend or terminate the lease when it is reasonably certain they will be exercised. Certain of our leases contain renewal options for periods of up to ten years and early termination options up to five years at our election. We have not recognized any renewal or early termination options in our estimate of the lease term as they are not reasonably certain of exercise. Right-of-use assets are evaluated for impairment in accordance with
ASC 360, Property, Plant, and Equipment, when events or changes in circumstances indicate that their carrying values may not be recoverable. After a right-of-use asset is impaired, the remaining carrying value of the right-of-use asset is de-linked from the lease liability and amortized on a straight-line basis over the remaining lease term. The lease liability continues to be amortized using the same effective interest method as before the impairment. Thus, after impairment, the operating lease no longer qualifies for the straight-line treatment of total lease expense.
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
During the years ended December 31, 2025, 2024, and 2023, we recognized impairment losses of $4.4 million, nil, and
$1.4 million within general and administrative expenses related to office facilities we determined to sublease. These impairment charges were due to a significant deterioration in the sublease market and rental rates whereby the carrying value of the asset groups were not recoverable. We otherwise have not recognized any impairment losses of our long-lived assets for the years ended December 31, 2025, 2024, and 2023.
Debt Issuance Costs and Discounts
Costs and discounts incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the contractual life of the loan using the effective-interest method. These costs and discounts are recognized as a reduction of the related long-term debt balance on the consolidated balance sheets. Costs incurred in connection with the issuance of revolving credit facilities are recognized in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations on a straight-line basis over the term of the revolving credit facility.

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
Revenue
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised good or service is transferred to the customer in an amount that reflects the consideration for which we are expected to be entitled to in exchange for those services. We consider pharmacy benefit managers ("PBMs"), pharmacies, pharma manufacturers, healthcare providers, and consumers of our subscription and telehealth services, for which we have direct contractual agreements with, to be our primary customers. Consideration paid or payable to customers is recognized as a reduction of revenue if we do not receive a distinct good or service for which we can reasonably estimate fair value. Any excess of consideration paid or payable to customers over the fair value of a distinct good or service is also recorded as a reduction of revenue. The reduction of revenue is recognized at the later of when the related revenue is recognized or when we pay or promise to pay the consideration to the customers. Given the time between us transferring a promised good or service to the customer and the customer paying for that good or service is one year or less based on the terms of our revenue arrangements, as a practical expedient, we do not adjust the promised amount of consideration for effects of a significant financing component.
For contracts with customers that involve other third parties, we evaluate whether we are acting as the principal or as the agent with respect to the goods or services provided to the customers. This principal-versus-agent assessment involves judgment and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by us prior to transferring them to the customer. To evaluate if we have control, we consider various factors including whether we are primarily responsible for fulfillment, bear risk of loss and have discretion over pricing. We are the principal when we have control of the goods or services prior to transferring them to the customer and revenue is recognized at the gross amount of consideration we expect to be entitled to in exchange for the goods and services transferred.
Conversely, we are an agent when we do not have control of the goods or services prior to transferring them to the customer. In such cases, we are arranging for the goods or services to be provided by another party and revenue is recognized at the net amount of consideration retained.
For the years ended December 31, 2025, 2024, and 2023, revenue comprised the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Prescription transactions revenue	$544,001	$577,549	$550,738
Subscription revenue	83,786	86,536	94,410
Pharma direct revenue (1)	151,380	107,237	85,065
Other revenue	17,686	21,002	20,052
Total revenue	$796,853	$792,324	$750,265
____________________________________________________
(1)Pharma direct revenue for the year ended December 31, 2023 included a $10.0 million contract termination payment to a pharma direct client in connection with our restructuring activities, which was recognized as a reduction of revenue. See "Note 17. Restructuring" for additional information.
Prescription Transactions Revenue
We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States. These services are free to the consumers.

Prescription transactions revenue is primarily generated from PBMs, or customers, when a prescription is filled with our code provided through our platform. We contract with PBMs that manage formularies and prescription transactions including establishing pricing between consumers and pharmacies. We also directly contract with select pharmacies ("partner pharmacies") that provide consumers access to prescription pricing negotiated directly with the partner pharmacies through our platform. The partner pharmacies are our customers in these arrangements. We do not control the prescription drugs before they are transferred to the consumers.
Our performance obligation to our customers is to direct prescription volume through our platform for PBMs or process consumer claims at the point of sale for partner pharmacies, which may include marketing through our mobile apps, websites, and cards.
Contracts with customers provide that we are entitled to either a variable or fixed fee per transaction when a prescription is filled with our code provided through our platform. Certain arrangements with customers provide that the amount of consideration we are entitled to is based on the volume of prescription fills each month. Our performance obligation is satisfied upon the completion of pharmacies filling prescriptions. We recognize revenue for our estimated fee due from the customers at a point in time when a prescription is filled. We also facilitate the processing of claims on behalf of pharmacies. The amount of consideration we are entitled to in these transactions is variable based on the type and volume of prescriptions filled each month. Revenue is recognized at the net amount of consideration we expect to be entitled to and at a point in time when the service is completed.
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
Prescription transactions revenue also includes fees earned from prescription delivery solutions from our contracts with pharmacies and healthcare providers. Our performance obligation is to deliver prescriptions to consumers and we are generally entitled to a variable fee per delivery, based on distance and timing of the delivery. We control the delivery services offered to our customers. Revenue is recognized at the gross amount of consideration we expect to be entitled to for the delivery service and at a point in time when the prescription drugs are delivered.
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
Consumer incentives recognized as a reduction of revenue were $11.2 million in 2025, $11.5 million in 2024, and $8.8 million in 2023. Consumer incentives recognized as sales and marketing expenses were not material in 2025 and 2024, and were $27.3 million in 2023.
Subscription Revenue
Subscription revenue is generated from consumers that subscribed to our subscription offerings ("subscribers"),
GoodRx Gold (“Gold”), RxSmartSaver+ powered by GoodRx ("RxSmartSaver+") which launched in July 2025, Kroger Rx
Savings Club powered by GoodRx (“Kroger Savings”), and condition-specific subscription programs which first launched in
June 2025.
Under Gold and RxSmartSaver+, subscribers pay an upfront fee to purchase a monthly or annual subscription that provides access to lower prices for prescriptions and, for Gold subscribers only, telehealth visits. Subscribers can cancel their subscriptions at any time. Under Gold and RxSmartSaver+, monthly and annual subscription fees are nonrefundable to the subscriber after the first thirty days. We recognize revenue for both Gold and RxSmartSaver+ on a straight-line basis over the subscription period.

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
Under our condition-specific subscription programs, subscribers pay a fixed upfront fee for telehealth services for certain chronic conditions, including erectile dysfunction, weight management, and hair loss, delivered by our network of qualified medical professionals. Subscription terms range from one to twelve months and subscription fees are nonrefundable. We control the telehealth services offered to our consumers. For certain condition-specific related subscription programs, the fixed upfront fee may also include medications prescribed, when medically appropriate, which are shipped directly to the consumers. In such cases, we control the entire offering including the prescribed medications prior to transferring it to the consumers. Our performance obligations include the provision of telehealth services and the fulfillment and delivery of prescribed medications, as applicable, in which cases the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. Revenue related to the telehealth services is recognized over the service period during which the contractual rights are expected to be exercised. Revenue for the prescribed medications, as applicable, is recognized at a point in time upon delivery to the consumer.
Pharma Direct Revenue
Pharma direct revenue consists primarily of advertisements purchased by pharma manufacturers and other customers that appear on our apps and websites. Revenue for advertisements based on a fixed fee for a specified period of time is recognized ratably over the term of the arrangement. Customers may also purchase advertisements where we charge fees on a cost-per-click basis, advertisements placed in our direct mailers, or other content used in advertising. Revenue for these arrangements is recognized at a point in time when the advertisements are clicked, when the direct mailers are shipped or when other content used in advertising is delivered, respectively.
Pharma manufacturers can also integrate their affordability solutions, such as co-pay cards, patient assistance programs, consumer direct pricing (formerly point of sale discount programs), and other savings options onto our platform so that consumers can access certain medications. Our performance obligation is to connect consumers with our customers.
We receive a fixed or variable fee per transaction when consumers purchase a prescription drug. Revenue is recognized at a point in time when the prescription is filled. We do not control the prescription drugs prior to transferring to the consumers.
We generally invoice customers in advance, in the month after the services are rendered, or in accordance with other specific contractual provisions. Payments are due generally within thirty to ninety days of invoice but may extend up to twelve months for a limited number of contracts. For additional information regarding consumer direct pricing, see "Note 2.
Summary of Significant Accounting Policies – Prescription Reimbursement Assets and Prescription Reimbursement
Liabilities."
In addition, pharma direct revenue in 2023 included fees generated when pharmacies filled prescriptions for products sold by pharma manufacturers via our pharmacy services solution acquired through our acquisition of vitaCare Prescription
Services, Inc. ("vitaCare") in 2022. We were entitled to a fixed fee per prescription from the pharma manufacturer for each of their patients assisted by us. Revenue for these arrangements was recognized at a point in time when the prescriptions were processed and filled through our pharmacy services solution. In 2023, we de-prioritized certain solutions under our pharma direct offering, which, among others, included solutions supported by vitaCare. See "Note 17. Restructuring" for additional information.
Other Revenue
Other revenue consists principally of telehealth revenue. Telehealth revenue consists of revenues generated from consumers who complete a telehealth visit with a member of our network of qualified medical professionals. We control the telehealth services offered to our consumers. Consumers pay a fee per telehealth visit and we recognize the fee as revenue at a point in time when the visit is complete.
Cost of Revenue
Cost of revenue consists primarily of costs related to outsourced consumer support; healthcare provider costs; costs related to prescriptions delivered; personnel costs, including salaries, benefits, bonuses, and stock-based compensation expense, for our consumer support employees; hosting costs; merchant account fees; processing fees; allocated overhead;
and as applicable, fulfillment costs for certain solutions provided to customers under our pharma direct offering. Cost of revenue excludes depreciation and amortization of capitalized software development costs, developed technology, and other hosting and data infrastructure equipment used to operate our platform, which are included in depreciation and amortization in the consolidated statements of operations.

Product Development and Technology
Costs related to the development of products are charged to product development and technology expense as incurred.
Product development and technology expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation expense, for employees involved in product development activities; costs related to third-
party services and contractors associated with product development, information technology and software-related costs; and
allocated overhead. Product development and technology costs also include, as applicable, losses from the disposal of capitalized development costs related to internal-use software that are not yet ready for their intended use.
Sales and Marketing
Sales and marketing costs consist primarily of advertising, marketing and promotional expenses for consumer acquisition and retention including certain consumer discounts that are expensed as incurred. Production costs are expensed as of the first date the advertisement takes place. Advertising costs were $203.3 million, $211.4 million, and
$198.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Sales and marketing expenses also include personnel costs, including salaries, benefits, bonuses, stock-based compensation expense, and sales commissions, for sales and marketing employees; costs related to third-party services and contractors; marketing software-related costs; and allocated overhead. Sales commissions are expensed as incurred.
General and Administrative
General and administrative costs are expensed as incurred and primarily include personnel costs, including salaries, benefits, bonuses, and stock-based compensation expense, for executive, finance, accounting, legal, and human resources functions; credit losses for accounts receivable; as well as professional fees; occupancy costs; other general overhead costs; and as applicable, loss on operating lease assets and legal settlement charges, net of insurance recoveries.
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
When determining the fair value measurements for assets and liabilities which are required to be measured at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. Goodwill, intangible assets and other long-lived assets, and equity investments are measured at fair value on a nonrecurring basis, only if impaired. The carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, prescription reimbursement assets and liabilities, accounts payable, and accrued liabilities, due to their short-term nature. The estimated fair value of our debt, which is based on inputs categorized as Level 2 in the fair value hierarchy, approximated its carrying value as of December 31, 2025 and 2024.
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
We compute diluted earnings or loss per share under a two-class method. For periods when we have net income, net income is reallocated between common stock, potential common stock and participating securities. Stock-based awards that contain vesting provisions contingent on achievement of performance or market conditions are included in the computation of diluted earnings per share, if dilutive, from the beginning of the period or date of issuance if later, if all necessary conditions to vest have been satisfied during the period. If all conditions have not been met by the end of the period, dilutive earnings per share includes the number of shares that would be issuable if the end of the period were the end of the contingency period. Potential common stock principally includes stock options, RSUs, and common stock resulting from early exercise of stock options computed using the treasury stock method. For periods where we have net losses, diluted loss per share is the same as basic loss per share, because potentially dilutive shares are excluded from the computation of loss per share as their effect is anti-dilutive.
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
This ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. Early adoption of this ASU is permitted. The disclosure requirements can be applied either on a prospective or retrospective basis. We adopted this ASU effective for the year ended December 31, 2025, on a retrospective basis which resulted in additional income tax disclosures that can be found within "Note 11. Income Taxes."
Recently Issued Accounting Pronouncements - Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic
350-40), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments in this ASU, amongst other things, eliminate accounting considerations of software development stages and instead require entities to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed and will be used to perform the function intended. This ASU will be effective for all entities for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption of this ASU is permitted and can be applied retrospectively, prospectively or on a modified prospective basis. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-For-Profit Entities. This ASU
amends ASC 326-20 in part to provide a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. This ASU will be effective for all entities for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. Early adoption of this ASU is permitted and should be applied prospectively. We plan to adopt the standard from January 1, 2026, and we do not expect the adoption to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. This ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This
ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date of this ASU. This ASU applies to all public entities and will be effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption of this ASU is permitted. This ASU should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of this
ASU on our consolidated financial statements disclosures.
3. Business Combinations and Disposition
Business Combinations
Unaudited supplemental pro forma financial information, revenue and earnings from the date of acquisition, and transaction costs related to our acquisitions have not been presented because the effects are not material to our consolidated financial statements.
ScriptDrop
On October 16, 2025, we acquired substantially all of the assets and assumed certain liabilities of ScriptDrop, Inc.
("ScriptDrop"), a prescription delivery technology platform for $13.4 million in cash. The acquisition is expected to expand our business capabilities, particularly our prescription transactions offering by enhancing our prescription delivery solutions and improving consumer's end-to-end experience.
VCRx
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

Disposition
vitaCare Prescription Services, Inc.
In August 2023, our board of directors (our "Board") approved a plan to de-prioritize certain solutions under our pharma direct offering, which, among others, included solutions supported by vitaCare Prescription Services, Inc that we acquired in
2022. See "Note 17. Restructuring" for additional information.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2025	2024
Insurance recovery receivable (1)	$11,900	$14,900
Income taxes receivable	7,223	—
Other prepaid expenses and other current assets (2)	28,082	27,131
Total prepaid expenses and other current assets	$47,205	$42,031
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
(2)Other current assets were not material as of December 31, 2025 and 2024.
5. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$16,110	$16,169
Furniture and fixtures	9,425	9,459
Computer equipment	5,706	4,958
Construction in progress	3,316	308
Total property and equipment	34,557	30,894
Less: Accumulated depreciation	(22,289)	(18,230)
Total property and equipment, net	$12,268	$12,664
For the years ended December 31, 2025, 2024, and 2023, depreciation expense was $4.2 million, $4.5 million, and $4.8 million, respectively.
6. Goodwill
The following table presents changes in the carrying amount of goodwill:

	December 31,
(in thousands)	2025	2024
Balance at beginning of the year	$410,769	$410,769
Goodwill acquired	19,562	—
Balance at end of the year	$430,331	$410,769

7. Intangible Assets, Net
The following tables present details of our intangible assets, net:

	December 31, 2025
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	6-13	$94,100	$(35,464)	$58,636	6.3
Developed technology	1-5	58,628	(53,923)	4,705	3.6
Trademarks	1-9	13,185	(12,444)	741	2.8
Content library	3	6,000	(6,000)	—	0.0
		$171,913	$(107,831)	$64,082	6.0

	December 31, 2024
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Customer relationships	9-13	$75,500	$(25,828)	$49,672	7.7
Developed technology	1-5	56,298	(54,297)	2,001	1.8
Trademarks	1-9	12,716	(12,287)	429	4.6
Content library	3	9,500	(9,500)	—	0.0
		$154,014	$(101,912)	$52,102	7.4
For the years ended December 31, 2025, 2024, and 2023, amortization expense was $11.9 million, $8.8 million, and
$59.0 million, respectively. Amortization of intangible assets acquired in connection with vitaCare was accelerated during the year ended December 31, 2023 as we de-prioritized certain solutions under our pharma direct platform for which these intangible assets supported. See "Note 17. Restructuring" for additional information.
At December 31, 2025, the expected amortization of intangible assets, net for future periods is as follows:

(in thousands)
Year Ending December 31,
2026	$11,337
2027	11,017
2028	10,676
2029	10,546
2030	10,242
Thereafter	10,264
$64,082
8. Capitalized Software, Net
The following table presents details of our capitalized software, net as follows:

	December 31,
(in thousands)	2025	2024
Capitalized software costs	$326,203	$253,309
Less: Accumulated amortization	(186,942)	(128,528)
Total capitalized software, net	$139,261	$124,781
For the years ended December 31, 2025, 2024, and 2023, amortization expense was $69.1 million, $56.2 million, and
$43.9 million, respectively. Amortization had not started on $19.6 million of capitalized software costs that were not yet ready for intended use as of December 31, 2025.

At December 31, 2025, the expected amortization of capitalized software, net that has been placed into service for future periods is as follows:

(in thousands)
Year Ending December 31,
2026	$64,062
2027	39,719
2028	15,865
$119,646
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Accrued bonus and other payroll related	$25,434	$28,260
Accrued legal settlement	30,500	25,000
Accrued marketing	11,063	14,311
Income taxes payable	—	1,457
Deferred revenue	6,705	6,036
Other accrued expenses	13,003	8,268
Total accrued expenses and other current liabilities	$86,705	$83,332
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. Deferred revenue is substantially recognized as revenue within the subsequent twelve months.
10. Leases
Our leases consist of office facilities under noncancelable operating lease arrangements that expire at various dates through 2036. Our leases do not contain any material (i) non-lease components, (ii) variable lease costs, (iii) short-term lease expenses, (iv) residual value guarantees or (v) material restrictive covenants.
For the years ended December 31, 2025, 2024, and 2023, lease expense of $8.3 million, $8.1 million, and $8.0 million, respectively, was included in costs and operating expenses in the consolidated statements of operations.
For the years ended December 31, 2025, 2024, and 2023, cash paid for amounts affecting the measurement of our operating lease liabilities included in cash flows from operating activities was $10.2 million, $9.7 million (excluding
$1.7 million of cash collected from lease incentive receivable), and $7.1 million, respectively.
As of December 31, 2025 and 2024, the weighted average remaining lease term was 6.9 years and 7.0 years, respectively, and the weighted average discount rate was 7.2% and 7.0%, respectively.
The following table presents maturities of operating lease liabilities at December 31, 2025:

(in thousands)
Year Ending December 31,
2026	$4,753
2027	10,863
2028	11,440
2029	11,561
2030	11,700
Thereafter	21,972
Total operating lease payments	72,289
Less: Effects of discounting	(17,747)
Present value of operating lease liabilities	$54,542

Operating lease liabilities, current	$4,753
Operating lease liabilities, net of current portion	$49,789
The estimated operating lease payments included in the table above for 2026 have been reduced by expected lease incentives for leasehold improvements of $5.1 million.
11. Income Taxes
The components of our income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$2,457	$23,155	$16,588
State	3,571	3,829	2,270
Total current income tax expense	6,028	26,984	18,858
Deferred
Federal	19,442	(9,415)	(41,856)
State	629	(2,499)	(23,706)
Total deferred income tax expense (benefit)	20,071	(11,914)	(65,562)
Total
Federal	21,899	13,740	(25,268)
State	4,200	1,330	(21,436)
Total income tax expense (benefit)	$26,099	$15,070	$(46,704)
The following is a reconciliation of the U.S. federal statutory rate of 21.0% to our effective income tax rate:

	Year Ended December 31,
(dollars in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$11,873	21.0%	$6,607	21.0%	$(11,670)	21.0%
State and local income taxes, net of federal income tax effect (1)	2,948	5.2%	1,162	3.7%	(16,829)	30.3%
Effect of changes in tax laws or rates enacted in the current period	761	1.3%	—	—	—	—
Research and development tax credits	(1,606)	(2.8%)	(1,855)	(5.9%)	1,673	(3.0%)
Changes in valuation allowance	1,224	2.2%	533	1.7%	(36,323)	65.4%
Nontaxable or nondeductible items
Nondeductible officers' compensation	1,722	3.0%	6,997	22.2%	10,641	(19.1%)
Excess tax related to stock-based compensation	7,548	13.4%	3,163	10.1%	6,131	(11.0%)
Other	893	1.6%	776	2.5%	729	(1.3%)
Changes in unrecognized tax benefits	750	1.3%	(2,309)	(7.3%)	(1,009)	1.8%
Other adjustments	(14)	0.0%	(4)	0.0%	(47)	0.1%
Total income tax expense (benefit)	$26,099	46.2%	$15,070	47.9%	$(46,704)	84.0%
_____________________________________________________
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California,
Florida, Georgia, Illinois, Michigan, Minnesota, New Jersey, New York, Pennsylvania, and Texas for 2025;
California, Illinois, New Jersey, New York, Pennsylvania, and Texas for 2024; and California for 2023.
Deferred tax assets, net consist of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Other assets (1)	$7,026	$10,961
Operating lease liabilities	13,340	12,599

Stock-based compensation	13,849	12,254
Research and development credits, net of reserves	14,369	13,319
Capitalized research and development expenditures	5,833	27,289
Intangible assets	7,100	5,762
Accrued legal settlement	7,472	6,830
Net operating losses	10,320	9,966
Total deferred tax assets	79,309	98,980
Valuation allowance	(10,024)	(8,670)
Deferred tax assets, net of valuation allowance	69,285	90,310
Deferred tax liabilities
Other liabilities	(439)	(340)
Operating lease right-of-use assets, net	(7,022)	(6,774)
Property and equipment	(1,798)	(2,379)
Insurance recovery receivable	(2,915)	(3,635)
Total deferred tax liabilities	(12,174)	(13,128)
Total deferred tax assets, net	$57,111	$77,182
____________________________________________________
(1)Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on previously reported total deferred tax assets.
The components of income taxes paid, net of refunds received are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Federal	$9,000	$21,519	$13,901
State and local (1)	4,127	2,104	3,342
Total income taxes paid, net of refunds received	$13,127	$23,623	$17,243
_____________________________________________________
(1)State and local income taxes paid to any jurisdiction did not exceed 5% of total income taxes paid, net of refunds received.
On July 4, 2025, H.R. 1, titled "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA contains several changes to corporate taxation including, but not limited to, capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. We completed our assessment of the impact from the OBBBA and recorded the effects to our income tax expense for the year ended December 31, 2025. Specifically, the tax effects were principally a timing difference between current and deferred taxes due to our election to deduct 2025 domestic research and development expenditures as incurred and to amortize previously capitalized and unamortized domestic research and development expenditures over two years. OBBBA did not have a material impact on our 2025 effective income tax rate.
We recognized total excess tax expense of $8.8 million, $3.7 million, and $7.1 million associated with equity award exercises and vesting in income tax (expense) benefit for the years ended December 31, 2025, 2024, and 2023, respectively.
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
As of December 31, 2025 and 2024, our valuation allowance is attributable to certain capital and standalone tax filings'
net deferred tax assets which are not more likely than not to be realized in the future. Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that we achieve, changes in tax laws or regulations, and price fluctuations of our Class A common stock and its related future tax effects from our outstanding equity awards.

At December 31, 2025, we had U.S. federal net operating loss carryforwards ("NOLs") of $21.3 million available to reduce future federal income taxes which are carried over indefinitely but utilization is subject to an 80% taxable income limitation. At December 31, 2025, we also had state NOLs of $123.3 million available to reduce future state income taxes which will expire in varying amounts beginning 2029. Additionally, as of December 31, 2025, we had state research tax credits carryforwards of $25.5 million, $25.4 million of which generally may be carried forward indefinitely.
At December 31, 2025, tax years 2022 and forward were subject to examination by the Internal Revenue Service
(“IRS”), and tax years 2021 and forward were subject to examination by the various state taxing jurisdictions in which we are subject to tax. At December 31, 2025, we were not subject to any federal or state income tax audits.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2022	$14,698
Increases related to prior year tax positions	409
Increases related to current year tax positions	746
Decreases related to prior year tax positions	(1,080)
Lapse of statute of limitations	(576)
Gross unrecognized tax benefits at December 31, 2023	14,197
Increases related to prior year tax positions	70
Increases related to current year tax positions	1,642
Lapse of statute of limitations	(2,479)
Gross unrecognized tax benefits at December 31, 2024	13,430
Increases related to prior year tax positions	405
Increases related to current year tax positions	1,468
Decreases related to prior year tax positions	(64)
Lapse of statute of limitations	(5)
Gross unrecognized tax benefits at December 31, 2025	$15,234
As of December 31, 2025, we had gross unrecognized tax benefits of approximately $15.2 million, $13.4 million of which, if recognized, would impact our effective tax rate.
As of December 31, 2025 and 2024, accrued interest and penalties related to uncertain tax positions were not material.
12. Debt
Prior to the July 10, 2024 amendment described below, our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provided for (i) a $700.0 million term loan with a maturity date of October 10, 2025 (“First Lien Term
Loan Facility”); and (ii) a revolving credit facility for up to $100.0 million (the “Revolving Credit Facility”) with a maturity date of July 11, 2025.
On July 10, 2024, we entered into the Sixth Amendment to First Lien Credit Agreement (the "Sixth Amendment") to,
among other things, (i) establish a $500.0 million term loan (the “2024 Term Loan Facility”) that matures on July 10, 2029 (ii)
extend the maturity on $88.0 million of the Revolving Credit Facility to April 10, 2029 and (iii) immaterially modify certain covenants. The remaining $12.0 million of the Revolving Credit Facility not subject to the maturity extension matured on July
11, 2025. Concurrent with the closing of the Sixth Amendment, we repaid the First Lien Term Loan Facility in full using all of the proceeds from the 2024 Term Loan Facility (after giving effect to a $22.8 million cashless roll by continuing lenders) and cash on hand. The 2024 Term Loan Facility and the Revolving Credit Facility are collateralized by substantially all of our assets and 100% of the equity interest of GoodRx.
The 2024 Term Loan Facility bears interest, at our option, at either (i) a term rate based on the Secured Overnight
Financing Rate (“SOFR”), subject to a “floor” of 0.00%, plus a margin of 3.75%; or (ii) an alternate base rate plus a margin of
2.75%. Interest is paid monthly. The 2024 Term Loan Facility requires quarterly principal payments of $1.25 million beginning with the quarter ended March 31, 2025, with any remaining unpaid principal and any accrued interest due upon maturity. We may make voluntary prepayments of the 2024 Term Loan Facility from time to time, and we are required in certain instances related to asset dispositions, casualty events, non-permitted debt issuances and annual excess cash flow, to make mandatory prepayments of the 2024 Term Loan Facility.
In connection with the Sixth Amendment, we recognized a $2.1 million loss on the extinguishment of debt related to the write-off of a portion of existing unamortized debt issuance costs and discounts. Third-party transaction costs incurred related to the 2024 Term Loan Facility was $4.7 million, of which $2.7 million were expensed as incurred as other expense in our consolidated statement of operations for the year ended December 31, 2024. The remaining third-party transaction costs along with a $5.0 million original issue discount were presented as a reduction of debt, net on our consolidated balance sheet as of December 31, 2025 and 2024.
The effective interest rate on our term loans for the years ended December 31, 2025, 2024, and 2023 was 8.55%,
9.05%, and 8.46%, respectively.
We had no borrowings against the Revolving Credit Facility as of December 31, 2025 and 2024. Borrowings under our
Revolving Credit Facility, if any, bear interest, at our option, at either (i) Term SOFR plus a margin ranging from 2.50% to
3.00%; or (ii) an alternate base rate plus a margin ranging from 1.50% to 2.00%, each with the applicable margin dependent on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). We incur a commitment fee ranging from 0.25%
to 0.50% per annum, depending on our First Lien Net Leverage Ratio, on any unused commitments. In addition, the
Revolving Credit Facility has a fixed fronting fee of 0.125% per annum for aggregate undrawn and disbursed but unreimbursed letters of credit.
We had outstanding letters of credit issued against the Revolving Credit Facility for $7.8 million and $8.3 million as of
December 31, 2025 and 2024, respectively, which reduces our available borrowings under the Revolving Credit Facility. The outstanding letters of credit principally relate to a facility lease and is eligible to decrease by 10% of the then outstanding amount per year, commencing in 2023.
Our debt balance is as follows:

	December 31,
(in thousands)	2025	2024
Principal balance under 2024 Term Loan Facility	$495,000	$500,000
Less: Unamortized debt issuance costs and discounts	(6,736)	(8,289)
	$488,264	$491,711
As of December 31, 2025, we were subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit
Agreement. Additionally, GoodRx is restricted from making dividend payments, loans, or advances to us. At December 31,
2025, we were in compliance with our covenants.
The following table presents details of the future principal payments under our 2024 Term Loan Facility at December 31,
2025:

(in thousands)
Year Ending December 31,
2026	$5,000
2027	5,000
2028	5,000
2029	480,000
Total principal payments	$495,000
13. Commitments and Contingencies
Refer to “Note 10. Leases” and “Note 12. Debt,” for details of contractual obligations for our non-cancelable operating leases and principal payments under our debt agreements, respectively.
Purchase Commitments
As of December 31, 2025, we had several commitments with remaining terms in excess of one year with a variety of vendors for services to be used in the ordinary course of business totaling $10.4 million. We expect the majority of these commitments to be spent roughly evenly per annum through 2027. Additionally, in January 2026, we signed a 3-year agreement for cloud hosting services pursuant to which we committed to spend a total of approximately $6.4 million through
2028.
Legal Contingencies
Consumer privacy class action - Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class actions lawsuits against Google, Meta, Criteo and us, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-
defendants. Four of the plaintiffs allege common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s Confidentiality of Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act,
and Unfair Competition Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications
Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General
Business Law. Four of these cases were originally filed in the United States District Court for the Northern District of
California ("NDCA") (Cases No. 3:23-cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge Araceli Martínez-Olguín in the NDCA. The court also set a briefing schedule for filing a single consolidated complaint, which the plaintiffs filed on May 21, 2023 (Case No. 3:23-cv-00501-AMO; the "NDCA Class
Action Matter"), as well as motions to dismiss and motions to compel arbitration. In addition to the aforementioned claims, the plaintiffs in the now consolidated matter bring claims under the Illinois Consumer Fraud and Deceptive Business
Practices Act, common law negligence and negligence per se, in each case, pleaded in the alternative. The plaintiffs are seeking various forms of monetary damages (such as statutory damages, compensatory damages, attorneys’ fees, and disgorgement of profits) as well as injunctive relief. Briefing on the motions to dismiss and motions to compel arbitration was completed on August 24, 2023.
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
On December 3, 2024, the SDFL plaintiffs filed a voluntary motion to dismiss, with prejudice, which was approved by the court on December 4, 2024. On November 25, 2024, we entered into a settlement agreement with the NDCA plaintiffs for $25.0 million, subject to approval by the court. On June 12, 2025, the court denied the motion for preliminary approval of the settlement with prejudice, with leave for the plaintiffs to refile with additional information requested by the court. Based on the settlement agreement, an estimated probable loss of $25.0 million was recognized within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2024, and remained accrued as of December
31, 2025. While this amount represents our best judgment of the probable loss based on the information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court. Additionally, during 2025 we estimated a probable loss of $5.5 million relating to the indemnification of certain parties named in the class action lawsuits. We have accrued this estimated probable loss within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2025. On November
19, 2025, together with another party named in the class action lawsuit, we filed an amended settlement agreement. On
November 26, 2025, plaintiffs filed a motion for preliminary approval of the class settlement. On January 16, 2026, the court denied the motion for preliminary approval of the settlement, requesting additional information from the plaintiffs. The terms of the amended settlement agreements were reflective of the aggregate probable loss recorded in connection with this matter and, as such, we did not accrue for any additional amounts. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimates.
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
Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Minn. Stat. Ann. § 325F.784, subd. 1(1). The plaintiff alleges that our cards do not comply with these requirements and also seeks an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 17, 2024. On June 10, 2025, the plaintiff moved to dismiss some of our counterclaims; the court granted the motion to dismiss. Discovery has been completed in Minnesota. On October 10, 2025, we moved for summary judgment and plaintiff moved for partial summary judgment. On February 5, 2026, the court entered an order on our motion for summary judgment, directing that judgment be entered dismissing plaintiff’s claims as time-barred.
We intend to vigorously defend against the claims asserted in the Mullens Foundation matter and the Minnesota
Teamsters Service Bureau matters as we believe we have meritorious defenses to such claims. While it is reasonably possible a loss may have been incurred, we have not accrued a loss as a loss is not probable and we are unable to estimate a loss or range of loss.
These pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, during the normal course of business, we (including our directors and officers whom we indemnify) may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Aside from the consumer privacy class action matter, we have not accrued for a material loss for any other matters as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 9. Accrued Expenses and Other
Current Liabilities" for additional information. Loss recoveries are recognized when a loss has been incurred and the recovery is probable. See "Note 4. Prepaid Expenses and Other Current Assets" for additional information.
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
During the years ended December 31, 2025, 2024, and 2023, 42.9 million, 24.9 million, and 12.0 million shares of Class B common stock were converted into an equivalent number of shares of Class A common stock, respectively.
Share Repurchases
On February 23, 2022, our Board authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock through February 23, 2024. On February 27, 2024, our Board approved a new stock repurchase program which authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under these repurchase programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1)
under the Exchange Act. These repurchase programs do not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended, or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of December 31, 2025, we had
$72.9 million available for future repurchases of our Class A common stock under this repurchase program.
In March 2025, we repurchased 10.0 million, 7.0 million, and 3.0 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase)
from related parties, Francisco Partners IV, L.P. and Francisco Partners IV-A (collectively, "Francisco Partners"), Idea Men,
LLC, and Spectrum Equity VII, L.P., Spectrum VII Investment Managers' Fund, L.P., and Spectrum VII Co-Investment Fund,
L.P. (collectively, "Spectrum"), respectively, for an aggregate repurchase of 20.0 million shares of our Class A common stock at a price of $4.20 per share, in each case representing a discount from our closing share price of $4.42 as of the last trading day prior to the execution date of these transactions. The aggregate consideration for these repurchases was $84.9 million, inclusive of direct costs and estimated excise taxes associated with these transactions.
In March 2024, we repurchased 14.6 million and 6.2 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from Francisco
Partners and Spectrum, respectively, for an aggregate repurchase of 20.9 million shares of our Class A common stock at a price of $7.19 per share, in each case representing a discount from our closing share price of $7.57 on the date of the transaction execution. These repurchases closed on March 11, 2024 for an aggregate consideration of $151.4 million, inclusive of direct costs and estimated excise taxes associated with these transactions.
In November 2023, we repurchased 12.0 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase) from Spectrum at a price of $5.47 per share, representing a discount from our closing share price of $5.76 on the date of the transaction execution. The repurchase closed on November 27, 2023 for an aggregate consideration of $65.9 million, inclusive of direct costs and estimated excise taxes associated with the transaction.
These related party repurchases were approved by our Board and its Audit and Risk Committee as part of the aforementioned repurchase programs.
The following table presents information about our repurchases of our Class A common stock:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Number of shares repurchased	48,853	22,085	18,433
Cost of shares repurchased (1)	$217,437	$159,704	$103,974
_____________________________________________________
(1)Includes direct costs and estimated excise taxes associated with share repurchases.
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
At December 31, 2025, 83.6 million shares were available for issuance under the 2020 Plan.
We also allow our employees to participate in a stockholder-approved employee stock purchase plan ("ESPP"). The stock-based compensation cost related to ESPP is not material to our consolidated financial statements. At December 31,
2025, 27.5 million shares were available for issuance under the ESPP.
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
In December 2024, our Board appointed Wendy Barnes as our Chief Executive Officer and President, effective January
1, 2025, succeeding Mr. Wagner. In connection with her appointment, Ms. Barnes, among other compensation, received a stock option award covering 2.8 million shares of our Class A common stock with a grant date fair value of $9.0 million. The stock option award is early exercisable and vests with respect to 25% of the total award on January 15, 2026, and thereafter quarterly over the remaining three-year period.
A summary of the stock option activity is as follows:

(in thousands, except per share amounts and term information)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	21,115	$7.32	7.2 years	$1,290
Granted	10,484	4.58
Exercised	(41)	1.46		127
Expired / Cancelled / Forfeited	(6,005)	7.01
Outstanding at December 31, 2025	25,553	$6.28	7.3 years	$513
Exercisable at December 31, 2025	14,345	$7.22	6.2 years	$513
The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2025,
2024, and 2023 was $3.01, $4.75, and $3.70, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024, and 2023 was $0.1 million, $8.0 million, and $5.8 million, respectively. The fair value of stock options that vested during the years ended December 31, 2025, 2024, and 2023 was $17.3 million, $26.2 million, and
$28.8 million, respectively.
All stock options outstanding at December 31, 2025 were options to purchase shares of Class A common stock. The fair value of option awards issued with service or performance vesting conditions are estimated on the grant date using the
Black-Scholes option pricing model. The following table summarizes the assumptions used:

Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.7% - 4.1%	3.7% - 4.6%	3.4% - 4.4%
Expected term	6.0 - 6.1 years	5.2 - 6.3 years	5.2 - 6.1 years
Expected stock price volatility	69% - 79.0%	65% - 72.5%	70% - 77.5%
Dividend yield	—	—	—
For the years ended December 31, 2025, 2024, and 2023, the stock-based compensation expense related to stock options was $19.6 million, $25.7 million, and $26.1 million, respectively. At December 31, 2025, there was $33.0 million of total unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average remaining service period of 2.8 years.
Restricted Stock Units
A summary of the Restricted Stock Unit activity is as follows:

(in thousands, except per share amounts)	Restricted Stock Units for Class A Common Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	22,369	$7.22
Granted	19,918	4.47
Vested	(10,264)	6.70

Forfeited	(6,819)	5.91
Outstanding at December 31, 2025	25,204	$5.61
For the years ended December 31, 2025, 2024, and 2023, the fair value of RSUs that vested was $68.6 million, $130.4 million, and $137.5 million, respectively.
Restricted Stock Units for Class A Common Stock
RSUs granted for newly-hired employees generally vest as to 25% of the total award on the first anniversary of the employment start date, and thereafter ratably quarterly over the remaining three-year period. Annual refresh RSUs granted to employees generally vest quarterly over a four-year period. In limited circumstances, RSU grants to senior level executives may have shorter vesting terms than the aforementioned.
For the years ended December 31, 2025, 2024, and 2023, total stock-based compensation expense related to RSUs was $56.4 million, $68.0 million, and $57.0 million, respectively. At December 31, 2025, there was $118.5 million of total unrecognized stock-based compensation cost related to these RSUs, which is expected to be recognized over a weighted average remaining service period of 2.6 years.
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
During the years ended December 31, 2024 and 2023, we recognized $4.4 million and $20.5 million of stock-based compensation expense, respectively, related to the Founders Awards. Stock-based compensation expense related to the
Founders Awards was fully recognized as of December 31, 2024.
16. Basic and Diluted Earnings (Loss) Per Share
The computation of earnings (loss) per share for the years ended December 31, 2025, 2024, and 2023, is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss)	$30,439	$16,390	$(8,868)
Denominator:
Weighted average shares - basic	356,327	385,737	410,315
Dilutive impact of stock options and restricted stock units	646	6,435	—
Weighted average shares - diluted	356,973	392,172	410,315
Earnings (loss) per share:
Basic	$0.09	$0.04	$(0.02)
Diluted	$0.09	$0.04	$(0.02)

The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings (loss)
per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock options and restricted stock units	47,208	20,682	46,606
17. Restructuring
From time to time, we implement restructuring plans and other cost savings initiatives, which may include workforce reductions as well as re-balancing of products and services. These restructuring activities are part of our strategic focus on scaling and re-balancing our cost structure to drive improved profitability.
The following table summarizes restructuring related costs by type incurred for the years ended December 31, 2025,
2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Non-cash charges (1) (2)	$—	$7,329	$55,723
Cash charges
Personnel related costs (3)	7,676	1,993	9,430
Contract costs (4)	—	566	10,000
Total restructuring related costs	$7,676	$9,888	$75,153
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
(3)Cash charges on personnel related costs consist of termination charges arising from severance obligations, continuation of salaries and benefits over a notification period during which impacted employees did not provide active service, and other customary employee benefit payments in connection with a reduction in force. For the year ended December 31, 2025, $3.7 million of these costs were recognized in product development and technology, $3.2 million in sales and marketing with the remainder primarily in general and administrative expenses in the consolidated statement of operations. For the year ended December 31, 2024, the majority of these costs were recognized in product development and technology expenses in the consolidated statement of operations. For the year ended December 31, 2023, $4.5 million of these costs were recognized in cost of revenue, $2.4 million in product development and technology, $2.2 million in sales and marketing with the remainder in general and administrative expenses in the consolidated statement of operations.
(4)For the year ended December 31, 2023, this cash payment relates to the termination of certain contracts with a pharma direct client, which was recognized as a reduction of revenue in the consolidated statement of operations.
As of December 31, 2025 and 2024, the liability associated with our restructuring related activities was not material.
18. Condensed Financial Information of Parent Company
GoodRx Holdings, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. Under the terms of debt agreements entered into by GoodRx, a wholly-owned subsidiary of GoodRx
Intermediate Holdings, LLC, which itself is a wholly-owned subsidiary of GoodRx Holdings, Inc., GoodRx is restricted from making dividend payments, loans, or advances to GoodRx Intermediate Holdings, LLC and GoodRx Holdings, Inc. These
restrictions have resulted in the restricted net assets (as defined in Rule 1-02 of Regulation S-X) of GoodRx and its subsidiaries to exceed 25% of the consolidated net assets of GoodRx Holdings, Inc. and its subsidiaries.
The condensed financial information is presented on a “parent-only” basis, and GoodRx Holdings, Inc.’s investment in its subsidiary is stated at cost plus equity in earnings (loss) of subsidiary less distributions received from subsidiary since the date of acquisition. GoodRx Holdings. Inc.’s share of net income (loss) of its subsidiary is included in net income (loss) using the equity method of accounting.
During 2025, 2024, and 2023, GoodRx Holdings, Inc. received no dividends from its subsidiary.

The following table presents the parent-only balance sheets of GoodRx Holdings, Inc.:

(in thousands, except par values)	December 31, 2025	December 31, 2024
Assets
Cash	$5	$30
Investment in subsidiary, net of distributions	616,257	724,628
Total assets	$616,262	$724,658
Liabilities and stockholders' equity
Total liabilities	$—	$—
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	34	38
Additional paid-in capital	2,026,802	2,165,633
Accumulated deficit	(1,410,574)	(1,441,013)
Total stockholders' equity	616,262	724,658
Total liabilities and stockholders' equity	$616,262	$724,658
The following table presents the parent-only statements of operations of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Equity in earnings (loss) of subsidiary	$30,439	$16,390	$(8,868)
Net income (loss)	$30,439	$16,390	$(8,868)
The following table presents the parent-only statements of cash flows of GoodRx Holdings, Inc.:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$30,439	$16,390	$(8,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiary	(30,439)	(16,390)	8,868
Changes in assets and liabilities:
Other assets	—	164	(164)
Other current liabilities	—	(1)	1
Net cash provided by (used in) operating activities	—	163	(163)
Cash flows from investing activities
Distribution from subsidiary	229,445	167,679	162,287
Net cash provided by investing activities	229,445	167,679	162,287
Cash flows from financing activities
Repurchases of Class A common stock	(216,372)	(158,845)	(103,974)
Proceeds from exercise of stock options	61	19,046	5,941
Employee taxes paid related to net share settlement of equity awards	(14,467)	(29,784)	(65,481)
Proceeds from employee stock purchase plan	1,308	1,766	1,390
Net cash used in financing activities	(229,470)	(167,817)	(162,124)
Net change in cash	(25)	25	—
Cash
Beginning of period	30	5	5
End of period	$5	$30	$5