Form 10-Q
period 2026-03-31
GoodRx Holdings, Inc.
filed 2026-05-06
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2026, the registrant had 104,711,186 shares of Class A common stock, $0.0001 par value per share, and
233,964,187 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the U.S. retail pharmacy landscape and macroeconomic environment, the impact of store closures and the announced bankruptcy of one of our retail partners on our business, the potential impact of the new government-sponsored direct-to-consumer platform called
“TrumpRx.gov” and other evolving federal initiatives on our business, our value proposition, our collaborations and partnerships with third parties, including our integrated savings program, the impact of the recent volume reduction in one of our integrated savings programs, the anticipated expansion of our condition-specific subscription program, our direct contracting approach with select pharmacies, the impact of the sunset of certain of our offerings, anticipated impacts of our restructuring and cost saving initiatives, stock compensation, our stock repurchase program, realizability of deferred tax assets, impacts from recent tax legislation, potential outcomes and estimated impacts of certain legal proceedings, our business strategy, our plans, market opportunity and growth and our objectives for future operations.
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
interruptions or delays in service on our apps or websites or any undetected errors or design faults; our reliance on third-
party platforms to distribute our platform and offerings, including software as-a-service technologies; systems failures or other disruptions in the operations of these parties on which we depend; risks related to climate change; the increasing focus on environmental sustainability and social initiatives; risks related to our intellectual property; risks related to operating in the healthcare industry; risks related to our organizational structure; litigation related risks; our ability to accurately forecast revenue and appropriately plan our expenses in the future; risks related to general economic factors, natural disasters or other unexpected events; risks related to the healthcare reform legislation and other proposed or future changes impacting the healthcare industry and healthcare spending which may adversely affect our business, financial condition and results of operations; as well as the other important factors discussed in the sections entitled “Risk Factors” of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 10-K”) and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$235,710	$261,820
Accounts receivable, net	232,721	235,746
Prescription reimbursement assets	753,530	98,331
Prepaid expenses and other current assets	44,507	47,205
Total current assets	1,266,468	643,102
Property and equipment, net	11,742	12,268
Goodwill	430,331	430,331
Intangible assets, net	61,167	64,082
Capitalized software, net	140,191	139,261
Operating lease right-of-use assets, net	28,748	28,808
Deferred tax assets, net	53,042	57,111
Other assets	29,562	29,095
Total assets	$2,021,251	$1,404,058
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,525	$19,405
Prescription reimbursement liabilities	750,978	130,139
Accrued expenses and other current liabilities	83,719	86,705
Current portion of debt	5,000	5,000
Operating lease liabilities, current	4,976	4,753
Total current liabilities	859,198	246,002
Debt, net	482,422	483,264
Operating lease liabilities, net of current portion	48,953	49,789
Other liabilities	8,692	8,741
Total liabilities	1,399,265	787,796
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and nil shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 103,613 and 107,088 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively; and Class B: 1,000,000 shares authorized, 233,964 shares issued and outstanding at March 31, 2026 and December 31, 2025	34	34
Additional paid-in capital	2,031,357	2,026,802
Accumulated deficit	(1,409,405)	(1,410,574)
Total stockholders' equity	621,986	616,262
Total liabilities and stockholders' equity	$2,021,251	$1,404,058
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2026	2025
Revenue	$194,006	$202,970
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	20,156	13,364
Product development and technology	30,177	31,142
Sales and marketing	81,053	84,542
General and administrative	26,819	29,630
Depreciation and amortization	21,792	20,912
Total costs and operating expenses	179,997	179,590
Operating income	14,009	23,380
Other expense, net:
Interest income	1,397	3,932
Interest expense	(9,767)	(10,644)
Total other expense, net	(8,370)	(6,712)
Income before income taxes	5,639	16,668
Income tax expense	(4,470)	(5,616)
Net income	$1,169	$11,052
Earnings per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Weighted average shares used in computing earnings per share:
Basic	340,531	379,196
Diluted	341,424	379,656

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$52	$100
Product development and technology	4,208	5,670
Sales and marketing	4,249	5,882
General and administrative	8,000	7,522
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2025	341,052	$34	$2,026,802	$(1,410,574)	$616,262
Stock options exercised	192	—	95	—	95
Stock-based compensation	—	—	19,683	—	19,683
Vesting and settlement of restricted stock units	2,965	—	—	—	—
Common stock withheld related to net share settlement	(1,096)	—	(2,582)	—	(2,582)
Repurchases of Class A common stock	(5,536)	—	(12,641)	—	(12,641)
Net income	—	—	—	1,169	1,169
Balance at March 31, 2026	337,577	$34	$2,031,357	$(1,409,405)	$621,986
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

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$1,169	$11,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,792	20,912
Amortization of debt issuance costs and discounts	462	430
Non-cash operating lease expense	925	1,086
Stock-based compensation expense	16,509	19,174
Deferred income taxes	4,069	—
Loss on operating lease asset	—	4,409
Other	798	286
Changes in operating assets and liabilities:
Accounts receivable	3,025	(14,183)
Prescription reimbursement assets (1)	(655,199)	(14,391)
Prepaid expenses and other assets (1)	2,177	904
Accounts payable	(4,945)	286
Prescription reimbursement liabilities (1)	620,839	(8,520)
Accrued expenses and other current liabilities (1)	1,744	(10,559)
Operating lease liabilities	(1,478)	(1,628)
Other liabilities	(49)	155
Net cash provided by operating activities	11,838	9,413
Cash flows from investing activities
Purchase of property and equipment	(1,136)	(142)
Acquisition	—	(30,000)
Capitalized software	(20,508)	(21,734)
Net cash used in investing activities	(21,644)	(51,876)
Cash flows from financing activities
Payments on long-term debt	(1,250)	(1,250)
Repurchases of Class A common stock (2)	(12,567)	(99,897)
Proceeds from exercise of stock options	95	2
Employee taxes paid related to net share settlement of equity awards	(2,582)	(3,757)
Net cash used in financing activities	(16,304)	(104,902)
Net change in cash and cash equivalents	(26,110)	(147,365)
Cash and cash equivalents
Beginning of period	261,820	448,346
End of period	$235,710	$300,981
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Stock-based compensation included in capitalized software	$3,174	$4,138
Capitalized software included in accounts payable and accrued expenses and other current liabilities	3,806	5,311
See accompanying notes to condensed consolidated financial statements.

_____________________________________________________
(1)Prior to December 31, 2025, prescription reimbursement assets were presented as a component of prepaid expenses and other current assets, and prescription reimbursement liabilities as a component of accrued expenses and other current liabilities. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported cash flows provided by operating activities.
(2)Repurchases of Class A common stock for the three months ended March 31, 2025 include 20.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $84.9 million. See "Note 9.
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
GoodRx Holdings, Inc. and its subsidiaries (collectively, "we," "us" or "our") offer information and tools to help consumers compare prices and save on their prescription drug purchases. We operate a price comparison platform that provides consumers with curated, geographically relevant prescription pricing, and provides access to negotiated prices through our codes that can be used to save money on prescriptions across the United States (the "prescription transactions offering"). We also offer other healthcare products and services, including subscription programs, solutions for pharmaceutical manufacturers and other customers, referred to as GoodRx Pharma Direct ("Pharma Direct"), and telehealth services.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 26, 2026 ("2025 10-K"). The December 31, 2025 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending
December 31, 2026.
There have been no material changes in significant accounting policies during the three months ended March 31, 2026 from those disclosed in “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in our 2025 10-K.
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
Our operating segment derives revenue in a manner as described in "Note 2. Summary of Significant Accounting
Policies" in the notes to our consolidated financial statements included in our 2025 10-K. Our CODM is our principal executive officer, who is our Chief Executive Officer and President. Consolidated net income or loss is the measure of segment profit or loss reviewed by our CODM in assessing segment performance and deciding how to allocate resources.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$164.0 million at March 31, 2026 and December 31, 2025, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For the three months ended March 31, 2026, no customer accounted for more than 10% of our revenue. For the three months ended March 31, 2025, one customer accounted for
13% of our revenue. At March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of our accounts receivable balance.
Prescription Reimbursement Assets and Prescription Reimbursement Liabilities
Consumer direct pricing is an affordability solution under our pharma direct offering that allows pharma manufacturers to use our platform to set and fund a portion of the consumer cash price for their prescription drugs at the point of sale. We generally require deposits from pharma manufacturers which are included as a component of prescription reimbursement liabilities on our condensed consolidated balance sheets and shall not be offset against other amounts owed to us. We generally invoice pharma manufacturers for the funded amounts a month in arrears and payment is generally due within thirty days of invoicing. Funded amounts owed to us are presented as a component of prescription reimbursement assets on our condensed consolidated balance sheets.
We remit reimbursements of the funded amounts to pharmacies, or intermediaries. Funded amounts owed to pharmacies, or intermediaries, are presented as a component of prescription reimbursement liabilities on our consolidated balance sheets. Pharmacies, or intermediaries, may also require deposits from us. These deposits are included as a component of prescription reimbursement assets on our condensed consolidated balance sheets and shall not be offset against other amounts owed to them. At March 31, 2026 and December 31, 2025, a majority of our prescription reimbursement assets were with two counterparties.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. We did not recognize any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three months ended March 31, 2026 and 2025. Equity investments included in other assets on our condensed consolidated balance sheets were $15.0 million as of March 31, 2026 and December 31, 2025.
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
During the three months ended March 31, 2025, we recognized an impairment loss of $4.4 million within general and administrative expenses to reduce the carrying value of an asset group to its estimated fair value of $3.4 million. The impairment charge was due to a significant deterioration in the sublease market and rental rates whereby the carrying value of the asset group was not recoverable. We otherwise have not recognized any impairment losses of our long-lived assets during the three months ended March 31, 2026 and 2025.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and
Contract Assets for Private Companies and Certain Not-For-Profit Entities. This ASU amends ASC 326-20 in part to provide a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and/or current contract assets arising from transactions accounted for under
Topic 606, Revenue from Contracts with Customers. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. We adopted this standard effective January 1, 2026, and the adoption did not have a material impact on our condensed consolidated financial statements.
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

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued bonus and other payroll related	$13,434	$25,434
Accrued legal settlement	30,500	30,500
Accrued marketing	17,243	11,063
Deferred revenue	8,628	6,705
Other accrued expenses	13,914	13,003
Total accrued expenses and other current liabilities	$83,719	$86,705
Deferred revenue represents payments received in advance of providing services for certain advertising contracts with customers and subscriptions. We expect substantially all of the deferred revenue at March 31, 2026 will be recognized as revenue within the subsequent twelve months. Of the $6.7 million of deferred revenue at December 31, 2025, $4.5 million was recognized as revenue during the three months ended March 31, 2026. Revenue recognized during the three months ended March 31, 2025 of $4.3 million was included as deferred revenue at December 31, 2024.
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
The effective income tax rate for the three months ended March 31, 2026 and 2025 was 79.3% and 33.7%, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three months ended March 31, 2026 and 2025 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
6. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $500.0 million term loan maturing on July 10, 2029 ("2024 Term Loan Facility"); and (ii) a revolving credit facility for up to $88.0 million (the
"Revolving Credit Facility") maturing on April 10, 2029. As of March 31, 2026, there were no changes to the terms of our
2024 Term Loan Facility and Revolving Credit Facility as disclosed in Note 12 to our consolidated financial statements included in our 2025 10-K.
The effective interest rate on our term loans for the three months ended March 31, 2026 and 2025 was 7.87% and
8.52%, respectively.
We had no borrowings against the Revolving Credit Facility as of March 31, 2026 and December 31, 2025.
We had outstanding letters of credit issued against the Revolving Credit Facility for $7.6 million and $7.8 million as of
March 31, 2026 and December 31, 2025, respectively, which reduce our available borrowings under the Revolving Credit
Facility.
Our debt balance is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Principal balance under 2024 Term Loan Facility	$493,750	$495,000
Less: Unamortized debt issuance costs and discounts	(6,328)	(6,736)
	$487,422	$488,264
The estimated fair value of our debt was $444.4 million as of March 31, 2026 and approximated its carrying value as
December 31, 2025, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the
Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At March 31, 2026, we were in compliance with our covenants under the Credit Agreement.

7. Commitments and Contingencies
Aside from the below, as of March 31, 2026, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2025 10-K.
Legal Contingencies
Consumer privacy class action - Between February 2, 2023, and March 30, 2023, five individual plaintiffs filed five separate putative class action lawsuits against Google, Meta, Criteo and us, alleging generally that we have not adequately protected consumer privacy and that we communicated consumer information to third parties, including the three co-
defendants. Four of the plaintiffs allege common law intrusion upon seclusion and unjust enrichment claims, as well as claims under California’s Confidentiality of Medical Information Act, Invasion of Privacy Act, Consumer Legal Remedies Act,
and Unfair Competition Law. One of these four plaintiffs additionally brings a claim under the Electronic Communications
Privacy Act. The fifth plaintiff brings claims for common-law unjust enrichment and violations of New York’s General
Business Law. Four of these cases were originally filed in the United States District Court for the Northern District of
California ("NDCA") (Cases No. 3:23-cv-00501; 3:23-cv-00744; 3:23-cv-00940; and 4:23-cv-01293). One case was originally filed in the United States District Court for the Southern District of New York (Case No. 1:23-cv-00943); however, that case was voluntarily dismissed and re-filed in the NDCA (Case No. 3:23-cv-01508). These five matters have been consolidated and assigned to U.S. District Judge Araceli Martínez-Olguín in the NDCA. The court also set a briefing schedule for filing a single consolidated complaint, which the plaintiffs filed on May 21, 2023 (Case No. 3:23-cv-00501-AMO; the "NDCA Class
Action Matter"), as well as motions to dismiss and motions to compel arbitration. In addition to the aforementioned claims, the plaintiffs in the now consolidated matter bring claims under the Illinois Consumer Fraud and Deceptive Business
Practices Act, common law negligence and negligence per se, in each case, pleaded in the alternative. The plaintiffs are seeking various forms of monetary damages (such as statutory damages, compensatory damages, attorneys’ fees and disgorgement of profits) as well as injunctive relief. Briefing on the motions to dismiss and motions to compel arbitration was completed on August 24, 2023.
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
On December 3, 2024, the SDFL plaintiffs filed a voluntary motion to dismiss, with prejudice, which was approved by the court on December 4, 2024. On November 25, 2024, we entered into a settlement agreement with the NDCA plaintiffs for $25.0 million, subject to approval by the court. On June 12, 2025, the court denied the motion for preliminary approval of the settlement with prejudice, with leave for the plaintiffs to refile with additional information requested by the court. Based on the settlement agreement, an estimated probable loss of $25.0 million was included within accrued expenses and other current liabilities on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. Additionally,
we estimated a probable loss of $5.5 million relating to the indemnification of certain parties named in the class action lawsuits, which was included within accrued expenses and other current liabilities on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. While these amounts represent our best judgment of the probable losses based on the information currently available to us, they are subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court.
On November 19, 2025, together with another party named in the class action lawsuit, we filed an amended settlement agreement. On November 26, 2025, plaintiffs filed a motion for preliminary approval of the class settlement. On January 16,
2026, the court denied the motion for preliminary approval of the settlement, requesting additional information from the plaintiffs. On March 24, 2026, the plaintiffs filed an administrative motion for leave to submit supplemental brief to address the court's concerns and request for status conference. On March 26, 2026, the court denied the motion but granted plaintiffs leave to submit a new motion for preliminary approval. The terms of the amended settlement agreement were reflective of the aggregate probable loss recorded in connection with this matter and, as such, we did not accrue for any additional amounts. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimates.
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
Code Ann. § 4-106-201 et seq. as the Mullens Foundation in addition to violations of the Arkansas Deceptive Trade
Practices Act ("ADTPA"). On September 25, 2025, the Circuit Court of Faulkner County entered a Consent Judgment through which the plaintiff, acting parens patriae for the people of Arkansas, released us from any and all claims and remedies available or potentially available under the ADTPA and the discount card statute, Ark. Code Ann. §§ 4-106-201 et seq. for GoodRx discount cards sold, marketed, promoted, advertised, or otherwise distributed in Arkansas from January 1,
2022 until the effective date of the agreement. As part of the Consent Judgment we also agreed to pay immaterial monetary relief.
Furthermore, on June 11, 2024, the Minnesota Teamsters Service Bureau, also filed a lawsuit against us in Hennepin
County, Minnesota, alleging that we violated a Minnesota statute related to the distribution of health-related discount cards.
Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Minn. Stat. Ann. § 325F.784, subd. 1(1). The plaintiff alleges that our cards do not comply with these requirements and also seeks an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 17, 2024. On June 10, 2025, the plaintiff moved to dismiss some of our counterclaims; the court granted the motion to dismiss. Discovery has been completed in Minnesota. On October 10, 2025, we moved for summary judgment and plaintiff moved for partial summary judgment. On February 5, 2026, the court entered an order on our motion for summary judgment, directing that judgment be entered dismissing plaintiff’s claims as time-barred. On April 10, 2026, plaintiff filed a notice of appeal regarding the court’s summary judgment decision.
We intend to vigorously defend against the claims asserted in the Mullens Foundation matter and the Minnesota
Teamsters Service Bureau matters as we believe we have meritorious defenses to such claims. While it is reasonably possible a loss may have been incurred, we have not accrued a loss as a loss is not probable and we are unable to estimate a loss or range of loss.
These pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, during the normal course of business, we (including our directors and officers whom we indemnify) may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Aside from the consumer privacy class action matter, we have not accrued for a material loss for any other matters as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 4. Accrued Expenses and Other
Current Liabilities" for additional information. Loss recoveries are recognized when a loss has been incurred and the recovery is probable. Insurance recovery receivables of $11.9 million were included in prepaid expenses and other current assets on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

8. Revenue
For the three months ended March 31, 2026 and 2025, revenue comprised the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Prescription transactions revenue	$113,692	$148,923
Subscription revenue	24,393	21,017
Pharma Direct revenue	52,230	28,648
Other revenue	3,691	4,382
Total revenue	$194,006	$202,970
9. Stockholders' Equity
On February 27, 2024, our board of directors ("Board") authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under this repurchase program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act. This repurchase program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of March 31, 2026, we had $60.2 million available for future repurchases of our Class A common stock under this repurchase program.
In March 2025, we repurchased 10.0 million, 7.0 million, and 3.0 million shares of our Class A common stock (after giving effect to the automatic conversion of our Class B common stock to Class A common stock upon such repurchase)
from related parties, Francisco Partners IV, L.P. and Francisco Partners IV-A, Idea Men, LLC, and Spectrum Equity VII, L.P.,
Spectrum VII Investment Managers' Fund, L.P., and Spectrum VII Co-Investment Fund, L.P., respectively, for an aggregate repurchase of 20.0 million shares of our Class A common stock at a price of $4.20 per share, in each case representing a discount from our closing share price of $4.42 as of the last trading day prior to the execution date of these transactions. The aggregate consideration for these repurchases was $84.9 million, inclusive of direct costs and estimated excise taxes associated with these transactions.
These related party repurchases were approved by our Board and its Audit and Risk Committee as part of the aforementioned repurchase programs.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended March 31,
(in thousands)	2026	2025
Number of shares repurchased	5,536	23,340
Cost of shares repurchased	$12,641	$100,920
10. Basic and Diluted Earnings Per Share
The computation of earnings per share for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net income	$1,169	$11,052
Denominator:
Weighted average shares - basic	340,531	379,196
Dilutive impact of stock options and restricted stock units	893	460
Weighted average shares - diluted	341,424	379,656
Earnings per share:

Basic	$0.00	$0.03
Diluted	$0.00	$0.03
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock options and restricted stock units	45,896	41,161

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-
K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on February 26,
2026 (“2025 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" sections of our 2025 10-K and this
Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.
Glossary of Selected Terminology
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” “GoodRx,” and similar references refer to GoodRx Holdings, Inc. and its consolidated subsidiaries.
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
•“Monthly Active Consumers” refers to the number of unique consumers who have used a GoodRx code to purchase a prescription medication in a given calendar month and have saved money compared to the list price of the medication. A unique consumer who uses a GoodRx code more than once in a calendar month to purchase prescription medications is only counted as one Monthly Active Consumer in that month. A unique consumer who uses a GoodRx code in two or three calendar months within a quarter will be counted as a
Monthly Active Consumer in each such month. Monthly Active Consumers do not include subscribers to our subscription offerings, consumers of our GoodRx Pharma Direct ("Pharma Direct") offering, or consumers who used our telehealth offering. When presented for a period longer than a month, Monthly Active Consumers is averaged over the number of calendar months in such period. For example, a unique consumer who uses a
GoodRx code twice in January, but who did not use our prescription transactions offering again in February or
March, is counted as 1 in January and as 0 in both February and March, thus contributing 0.33 to our Monthly
Active Consumers for such quarter (average of 1, 0 and 0). A unique consumer who uses a GoodRx code in
January and in March, but did not use our prescription transactions offering in February, would be counted as 1 in January, 0 in February and 1 in March, thus contributing 0.66 to our Monthly Active Consumers for such quarter. Effective January 1, 2025, Monthly Active Consumers from acquired companies are included beginning from the acquisition date.
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
•“subscribers” and similar references refer to our consumers that are subscribed to our subscription offerings,
GoodRx Gold (“Gold”), condition-specific subscription programs which first launched in June 2025, and
RxSmartSaver+ powered by GoodRx ("RxSmartSaver+") which launched in July 2025. References to subscription plans as of a particular date represent an active subscription to any one of our aforementioned subscription offerings as of the specified date. For Gold and RxSmartSaver+, each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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
Overview
Our mission is to help Americans save time and money when filling their medications. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. For example, in the first quarter of 2026, we announced the launch of Employer Direct, a new platform designed to help employers address gaps in traditional insurance coverage by pairing their existing benefits with integrated cash pricing in order to expand affordability and access for their employees. We also continued to grow our consumer direct pricing and announced a collaboration with a pharmaceutical manufacturer to offer eligible patients nationwide access to certain medications, including Lipitor®, Celebrex®, Viagra®, and
Norvasc®, at a significantly lower cash price through our platform.
With respect to the healthcare landscape, change has become a constant with positive and negative impacts on our business. Widening coverage gaps, elevated out-of-pocket costs, and a growing uninsured population are increasing demand for pricing transparency and affordability solutions. As a result, cost is becoming a more significant factor earlier in the patient journey, with consumers and providers actively evaluating cost before prescribing and filling, pharma manufacturers expanding direct-to-consumer strategies, employers seeking solutions for high-cost therapies, and pharmacies adapting to more transparent, digitally enabled fulfillment models. As these dynamics evolve, how affordability is presented and experienced by consumers is becoming increasingly important, shaping not just awareness, but whether patients ultimately move forward with treatments. Separately, as previously described in Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K, certain major drug producers and manufacturers have negotiated or are in negotiations with the current Presidential administration to receive relief from the potential imposition of a 100% tariff on any branded or patented pharmaceutical product produced outside of the United States. As a result of these negotiations, certain manufacturers have announced their participation in a new government sponsored direct-to-consumer platform called “TrumpRx.gov” ("TrumpRx"), which was launched in February
2026 and is designed to offer consumers discounts on their products and some specialty brands. GoodRx is a key integration partner for pharma manufacturers offering discounted cash prices on TrumpRx at launch. We are observing early utilization of the platform, with initial demand concentrated in GLP-1 therapies. Based on preliminary data, this utilization appears to be incremental, expanding access to new patients rather than displacing existing demand. The potential impact of TrumpRx on our business, offerings, or results of operations remains uncertain and could be material. With the introduction of these federal initiatives, including the renewed focus on Most-Favored-Nation pricing, the market is shifting decisively toward greater transparency and direct-to-consumer access. For us, this evolution is both an opportunity and a clear validation of our mission.
Conversely, we have seen rapid changes in the U.S. retail pharmacy landscape with announcements of store closures and reduction of footprint from various retail pharmacies, including Rite Aid and Walgreens. In early May 2025, Rite Aid announced its plan to pursue a sale of substantially all of its assets through a voluntary bankruptcy process. Consequently, we saw several PBMs remove Rite Aid from their networks, causing immediate cessation in the associated claims volume, as well as rapid store closures, which altogether adversely impacted our ability to recapture these claims in the near term.
As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs, including changes in retailer reimbursement models, as a result of the pharmacies'
increased focus on rationalizing their spending. Furthermore, in the second quarter of 2025, we saw a material volume reduction in one of our integrated savings programs, which integrate our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. Integrated savings programs are operated through PBMs who decide how to implement and manage these programs. These external factors have adversely impacted our prescription transactions revenue, financial results, and Monthly Active Consumers that we expect will continue in the near term and are reflected in our year-over-year comparative results below.
While our prescription transactions offering remains foundational, given the evolving dynamics of prescription access and pharmacy economics, including the growing relevance of self-pay and direct-to-consumer distribution models, we are continuing to position our Pharma Direct offering as a key driver of growth. As these programs scale, our focus is shifting from launch to how affordability is surfaced and discovered by consumers, and we are developing new ways for manufacturers to engage patients on GoodRx. When manufacturers utilize GoodRx as a channel, these programs are accessible across our nationwide pharmacy network, supporting consumer choice and access. As we increase investment in our Pharma Direct as well as subscription offerings, we expect near-term impact on our prescription transactions unit economics and revenue in 2026. Accordingly, while this transition may impact near-term financial performance, we believe it enhances our long-term growth prospects and ability to create sustainable value.
For the three months ended March 31, 2026 as compared to the same period of 2025:
•Revenue decreased to $194.0 million from $203.0 million;
•Net income and net income margin were $1.2 million and 0.6%, respectively, compared to $11.1 million and
5.4%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $58.3 million and 30.0%, respectively, compared to $69.8 million and 34.4%, respectively.
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

	Three Months Ended
(in millions)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Monthly Active Consumers	5.3	5.3	5.4	5.7	6.4
Subscription Plans

	As of
(in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Subscription plans	717	674	671	668	680
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
We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on operating lease assets, restructuring related expenses, legal settlement expenses, gain on sale of business and other income or expense, net. These excluded items are either non-cash charges or such that we believe they do not represent our underlying core operating performance and that their exclusion provides investors with a better understanding of the factors and trends affecting our business. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of
Adjusted Revenue. Adjusted Revenue is a non-GAAP financial measure defined as revenue excluding client contract termination costs associated with restructuring related activities. We exclude these costs from revenue because we believe they are not indicative of past or future underlying performance of the business. For the three months ended March 31, 2026 and 2025, revenue equaled Adjusted Revenue.
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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income	$1,169	$11,052
Adjusted to exclude the following:
Interest income	(1,397)	(3,932)
Interest expense	9,767	10,644
Income tax expense	4,470	5,616
Depreciation and amortization	21,792	20,912
Acquisition related expenses (1)	252	26
Restructuring related expenses (2)	5,286	1,219
Stock-based compensation expense	16,509	19,174
Payroll tax expense related to stock-based compensation	422	685
Loss on operating lease asset (3)	—	4,409
Adjusted EBITDA	$58,270	$69,805

Revenue	$194,006	$202,970
Net income margin	0.6%	5.4%
Adjusted EBITDA Margin	30.0%	34.4%
_____________________________________________________
(1)Acquisition related expenses principally include costs for actual or planned acquisitions including related third-party fees, legal, consulting and other expenditures, and as applicable, severance costs and retention or performance bonuses to employees related to acquisitions. From time to time, acquisition related expenses may also include similar transaction related costs for business dispositions.
(2)Restructuring related expenses include costs for various workforce optimization and organizational changes to better align with our strategic goals and future scale including employee severance and other personnel related costs, and as applicable, contract termination costs, and losses from the disposal of certain technology and capitalized software.
(3)Loss on operating lease asset represents losses incurred from time to time relating to the impairment or abandonment of leased office space.
Components of our Results of Operations
For a description of the components of our results of operations, refer to Note 2 to our audited consolidated financial statements included in our 2025 10-K. In addition, for a description of primary drivers that may cause our revenue, costs and operating expenses to fluctuate from period to period, including seasonality, refer to Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K.
Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	Three Months Ended March 31, 2026	% of Total Revenue	Three Months Ended March 31, 2025	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$113,692	59%	$148,923	73%	$(35,231)	(24%)
Subscription revenue	24,393	13%	21,017	10%	3,376	16%
Pharma Direct revenue	52,230	27%	28,648	14%	23,582	82%
Other revenue	3,691	2%	4,382	2%	(691)	(16%)
Total revenue	194,006		202,970
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	20,156	10%	13,364	7%	6,792	51%
Product development and technology	30,177	16%	31,142	15%	(965)	(3%)
Sales and marketing	81,053	42%	84,542	42%	(3,489)	(4%)
General and administrative	26,819	14%	29,630	15%	(2,811)	(9%)
Depreciation and amortization	21,792	11%	20,912	10%	880	4%
Total costs and operating expenses	179,997		179,590
Operating income	14,009		23,380
Other expense, net:
Interest income	1,397	1%	3,932	2%	(2,535)	(64%)
Interest expense	(9,767)	5%	(10,644)	5%	877	(8%)
Total other expense, net	(8,370)		(6,712)
Income before income taxes	5,639		16,668
Income tax expense	(4,470)	2%	(5,616)	3%	1,146	(20%)
Net income	$1,169		$11,052
Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue decreased $35.2 million, or 24%, year-over-year, primarily driven by a decrease in the number of our Monthly Active Consumers due to the broader changes in the retail pharmacy landscape including store closures and volume reduction in one of our integrated savings programs as discussed above. The year-over-year decrease was also due to lower unit economics which we expect to continue in the near-term as we made deliberate decisions to favor long-term durability and certainty. The impact from these factors was partially offset by revenue contribution from our
2025 acquisitions which provided a 3% year-on-year increase in prescription transactions revenue.
Subscription revenue increased $3.4 million, or 16%, year-over-year, primarily driven by the introduction of our condition-specific subscription programs beginning in the second quarter of 2025 and a related increase in the number of subscription plans with 717 thousand subscription plans as of March 31, 2026 compared to 680 thousand as of March 31,
2025.
Pharma Direct revenue increased $23.6 million, or 82%, year-over-year, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers, in particular consumer direct pricing.

Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $6.8 million, or 51%, year-over-year, primarily driven by a $3.5 million increase in prescription delivery costs from ScriptDrop, Inc., a business we acquired in October 2025, a $3.0 million increase in fulfillment costs for certain solutions provided to customers under our Pharma Direct offering, and a $2.5 million increase in costs related to our condition-specific subscription programs. We expect cost of revenue to continue to grow on a year-on-
year basis in the near term as we continue to scale and expand our various offerings.
Product development and technology
Product development and technology expenses remained relatively flat year-over-year.
Sales and marketing
Sales and marketing expenses decreased $3.5 million, or 4%, year-over-year, primarily driven by a decrease in advertising expenses.
General and administrative
General and administrative expenses decreased $2.8 million, or 9%, year-over-year, primarily driven by a $4.4 million impairment loss related to a leased office space in 2025.
Depreciation and amortization
Depreciation and amortization expenses remained relatively flat year-over-year.
Interest Income
Interest income decreased $2.5 million, or 64%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds and lower interest rates.
Interest Expense
Interest expense remained relatively flat year-over-year.
Income Taxes
For the three months ended March 31, 2026 and 2025, we had income tax expense of $4.5 million and $5.6 million, respectively, and an effective income tax rate of 79.3% and 33.7%, respectively. The year-over-year decrease in income tax expense was primarily driven by a decrease in income before income taxes, partially offset by an increase in the estimated annual effective income tax rate and tax effects from our equity awards.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. As of March 31, 2026, our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $88.0 million secured revolving credit facility that matures on April 10, 2029. As of March 31, 2026, we had cash and cash equivalents of $235.7 million and $80.4 million available under our revolving credit facility.
As of March 31, 2026, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations" of our 2025 10-K.
Based on our current conditions, we believe that our net cash provided by operating activities and cash on hand will be adequate to meet our operating, investing and financing needs for at least the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. Our future capital requirements will depend on many factors, including the growth of our business, the timing and extent of investments, sales and marketing activities, and many other factors as described in Part I, Item 1A, "Risk Factors" of our 2025 10-K.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx,
Inc. were restricted pursuant to the terms of our debt arrangements as of March 31, 2026. Since the restricted net assets of
GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note
18 to our consolidated financial statements included in our 2025 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$11,838	$9,413
Net cash used in investing activities	(21,644)	(51,876)
Net cash used in financing activities	(16,304)	(104,902)
Net change in cash and cash equivalents	$(26,110)	$(147,365)
Net cash provided by operating activities
The $2.4 million year-over-year increase in net cash provided by operations was driven by a $14.1 million decrease in cash outflow from changes in operating assets and liabilities, partially offset by a $11.6 million decrease in net income after adjusting for non-cash adjustments. Changes in operating assets and liabilities were principally driven by the timing of collections of prescription reimbursement assets and accounts receivable, as well as payments of prescription reimbursement liabilities, accrued expenses, and accounts payable.
Net cash used in investing activities
The $30.2 million year-over-year decrease in net cash used in investing activities was almost entirely driven by cash paid for a business acquisition in 2025.
Net cash used in financing activities
The $88.6 million year-over-year decrease in net cash used in financing activities was almost entirely driven by a decrease in payments for repurchases of our Class A common stock.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2026, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2025 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk from the disclosure included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Part II, Item 1 is set forth in Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2025 10-K. For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2025 10-
K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On September 25, 2020, we completed our IPO. All shares sold were registered pursuant to a registration statement on
Form S-1 (File No. 333-248465), as amended (the “Registration Statement”), declared effective by the SEC on September
22, 2020.
As of March 31, 2026, the $886.9 million net proceeds from our IPO have been fully utilized for the purposes described in our Registration Statement: (i) $197.9 million for the acquisition of businesses that complement our business; (ii) $448.2 million for the repurchases of our Class A common stock; (iii) $160.0 million for the repayment of our outstanding debt obligations; and (iv) $80.8 million for working capital and other general corporate purposes.
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (in thousands)
January 1 - 31	—	$—	—	$—
February 1 - 28	—	$—	—	$—
March 1 - 31	5,535,548	$2.28	5,535,548	$60,218
Total	5,535,548		5,535,548
_____________________________________________________
(1)The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, which may include repurchases through a trading plan intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)(1) under the Exchange Act. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our $450.0 million stock repurchase program with no expiration date, which was publicly announced on February 29, 2024.
(2)Average price paid per share includes direct costs and estimated excise taxes associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-
Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1†	Offer Letter for Thomas Chan, effective October 19, 2020					*

10.2	Sixth Amendment to Office Lease Agreement by and between GoodRx, Inc. and Pen Factory Property Owner, LLC, dated February 23, 2026					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________
*Filed herewith.
**Furnished herewith.
†Indicates management contract

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: May 6, 2026	By:	/s/ Wendy Barnes
Wendy Barnes
Chief Executive Officer & President
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Christopher McGinnis
Christopher McGinnis
Chief Financial Officer & Treasurer
(Principal Financial Officer)

Date: May 6, 2026	By:	/s/ Thomas Chan
Thomas Chan
Chief Accounting Officer
(Principal Accounting Officer)