Form 10-Q
period 2026-06-30
GoodRx Holdings, Inc.
filed 2026-08-05
CIK 1809519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2026, the registrant had 107,181,201 shares of Class A common stock, $0.0001 par value per share, and
233,964,187 shares of Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of
1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,”
“plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,”
“potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, the anticipated impact of ongoing changes in the U.S. retail pharmacy landscape and macroeconomic environment, the impact of store closures and the announced bankruptcy of one of our retail partners on our business, the potential impact of the new government-sponsored direct-to-consumer platform called
“TrumpRx.gov” and other evolving federal initiatives on our business, our value proposition, our collaborations and partnerships with third parties, including our integrated savings program, the impact of the volume reduction in one of our integrated savings programs, the anticipated expansion of our condition-specific subscription program, our direct contracting approach with select pharmacies, the impact of the sunset of certain of our offerings, anticipated impacts of our restructuring and cost saving initiatives, stock compensation, our stock repurchase program, realizability of deferred tax assets, impacts from recent tax legislation, potential outcomes and estimated impacts of certain legal proceedings, our business strategy, our plans, market opportunity and growth and our objectives for future operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoodRx Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par values)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$296,113	$261,820
Accounts receivable, net	182,140	235,746
Prescription reimbursement assets	1,076,012	98,331
Prepaid expenses and other current assets	45,062	47,205
Total current assets	1,599,327	643,102
Property and equipment, net	11,514	12,268
Goodwill	430,331	430,331
Intangible assets, net	58,254	64,082
Capitalized software, net	140,300	139,261
Operating lease right-of-use assets, net	27,630	28,808
Deferred tax assets, net	47,335	57,111
Other assets	28,237	29,095
Total assets	$2,342,928	$1,404,058
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,906	$19,405
Prescription reimbursement liabilities	1,039,995	130,139
Accrued expenses and other current liabilities	98,610	86,705
Current portion of debt	5,000	5,000
Operating lease liabilities, current	5,358	4,753
Total current liabilities	1,157,869	246,002
Debt, net	481,588	483,264
Operating lease liabilities, net of current portion	47,004	49,789
Other liabilities	8,866	8,741
Total liabilities	1,695,327	787,796
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000 shares authorized and nil shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; Class A: 2,000,000 shares authorized, 106,164 and 107,088 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively; and Class B: 1,000,000 shares authorized, 233,964 shares issued and outstanding at June 30, 2026 and December 31, 2025	34	34
Additional paid-in capital	2,048,436	2,026,802
Accumulated deficit	(1,400,869)	(1,410,574)
Total stockholders' equity	647,601	616,262
Total liabilities and stockholders' equity	$2,342,928	$1,404,058
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2026	2025	2026	2025
Revenue	$200,411	$203,070	$394,417	$406,040
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	20,999	13,350	41,155	26,714
Product development and technology	26,711	29,933	56,888	61,075
Sales and marketing	81,986	84,870	163,039	169,412
General and administrative	24,814	28,379	51,633	58,009
Depreciation and amortization	22,269	19,729	44,061	40,641
Total costs and operating expenses	176,779	176,261	356,776	355,851
Operating income	23,632	26,809	37,641	50,189
Other expense, net:
Other income	625	694	625	694
Interest income	1,019	2,803	2,416	6,735
Interest expense	(9,810)	(10,729)	(19,577)	(21,373)
Total other expense, net	(8,166)	(7,232)	(16,536)	(13,944)
Income before income taxes	15,466	19,577	21,105	36,245
Income tax expense	(6,930)	(6,734)	(11,400)	(12,350)
Net income	$8,536	$12,843	$9,705	$23,895
Earnings per share:
Basic	$0.03	$0.04	$0.03	$0.06
Diluted	$0.02	$0.04	$0.03	$0.06
Weighted average shares used in computing earnings per share:
Basic	339,277	356,623	339,839	367,847
Diluted	348,058	357,159	344,676	368,345

Stock-based compensation included in costs and operating expenses:
Cost of revenue	$58	$122	$110	$222
Product development and technology	4,554	6,323	8,762	11,993
Sales and marketing	4,203	5,929	8,452	11,811
General and administrative	7,778	9,041	15,778	16,563
See accompanying notes to condensed consolidated financial statements.

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2025	341,052	$34	$2,026,802	$(1,410,574)	$616,262
Stock options exercised	192	—	95	—	95
Stock-based compensation	—	—	19,683	—	19,683
Vesting and settlement of restricted stock units	2,965	—	—	—	—
Common stock withheld related to net share settlement	(1,096)	—	(2,582)	—	(2,582)
Repurchases of Class A common stock	(5,536)	—	(12,641)	—	(12,641)
Net income	—	—	—	1,169	1,169
Balance at March 31, 2026	337,577	$34	$2,031,357	$(1,409,405)	$621,986
Stock-based compensation	—	—	19,835	—	19,835
Vesting and settlement of restricted stock units	3,729	—	—	—	—
Common stock withheld related to net share settlement	(1,335)	—	(3,186)	—	(3,186)
Repurchases of Class A common stock	—	—	61	—	61
Issuance of common stock through employee stock purchase plan	157	—	369	—	369
Net income	—	—	—	8,536	8,536
Balance at June 30, 2026	340,128	$34	$2,048,436	$(1,400,869)	$647,601
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

GoodRx Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$9,705	$23,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,061	40,641
Amortization of debt issuance costs and discounts	932	869
Non-cash operating lease expense	1,910	2,065
Stock-based compensation expense	33,102	40,589
Deferred income taxes	9,776	—
Loss on operating lease asset	—	4,409
Other	1,069	456
Changes in operating assets and liabilities:
Accounts receivable	53,606	(43,093)
Prescription reimbursement assets (1)	(977,681)	(16,027)
Prepaid expenses and other assets (1)	2,929	231
Accounts payable (1)	(9,871)	3,579
Prescription reimbursement liabilities (1)	909,856	(1,313)
Accrued expenses and other current liabilities (1)	16,063	5,585
Operating lease liabilities	(2,912)	(3,187)
Other liabilities	125	294
Net cash provided by operating activities	92,670	58,993
Cash flows from investing activities
Purchase of property and equipment	(1,498)	(532)
Acquisition	—	(30,000)
Capitalized software	(34,555)	(39,659)
Net cash used in investing activities	(36,053)	(70,191)
Cash flows from financing activities
Payments on long-term debt	(2,500)	(2,500)
Repurchases of Class A common stock (2)	(14,520)	(145,888)
Proceeds from exercise of stock options	95	3
Employee taxes paid related to net share settlement of equity awards	(5,768)	(8,305)
Proceeds from employee stock purchase plan	369	860
Net cash used in financing activities	(22,324)	(155,830)
Net change in cash and cash equivalents	34,293	(167,028)
Cash and cash equivalents
Beginning of period	261,820	448,346
End of period	$296,113	$281,318
Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$732	$9,098
Stock-based compensation included in capitalized software	6,416	8,603
Capitalized software included in accounts payable and accrued expenses and other current liabilities	5,485	6,645

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
(2)Repurchases of Class A common stock for the six months ended June 30, 2025 include 20.0 million shares repurchased from related parties (after giving effect to the automatic conversion of Class B common stock to Class
A common stock upon such repurchase) for an aggregate consideration of $84.9 million. See "Note 9.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the
Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 and the related notes, which are included in our
Annual Report on Form 10-K filed with the SEC on February 26, 2026 ("2025 10-K"). The December 31, 2025 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. The condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending
December 31, 2026.
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
We consider all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of U.S. treasury securities money market funds, of
$114.0 million and $164.0 million at June 30, 2026 and December 31, 2025, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.
We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangements and generally do not obtain or require collateral. For each of the three and six months ended June 30, 2026, no customer accounted for more than 10% of our revenue. For each of the three and six months ended June 30, 2025, one customer accounted for 12% of our revenue. At June 30, 2026, one customer accounted for 11% of our accounts receivable balance. At December 31, 2025, no customer accounted for more than 10% of our accounts receivable balance.
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
We remit reimbursements of the funded amounts to pharmacies, or intermediaries. Funded amounts owed to pharmacies, or intermediaries, are presented as a component of prescription reimbursement liabilities on our condensed consolidated balance sheets. Pharmacies, or intermediaries, may also require deposits from us. These deposits are included as a component of prescription reimbursement assets on our condensed consolidated balance sheets and shall not be offset against other amounts owed to them. At June 30, 2026 and December 31, 2025, a majority of our prescription reimbursement assets were with two counterparties.
Equity Investments
We retain minority equity interests in privately-held companies without readily determinable fair values. Our ownership interests are less than 20% of the voting stock of the investees and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. The equity investments are accounted for under the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments – Equity
Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. We did not recognize any changes resulting from observable price changes or impairment losses on our minority equity interest investments during the three and six months ended June 30, 2026 and 2025. Equity investments included in other assets on our condensed consolidated balance sheets were $15.0 million as of June 30, 2026 and December 31, 2025.
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
During the three months ended March 31, 2025, we recognized an impairment loss of $4.4 million within general and administrative expenses to reduce the carrying value of an asset group to its estimated fair value of $3.4 million. The impairment charge was due to a significant deterioration in the sublease market and rental rates whereby the carrying value of the asset group was not recoverable. We otherwise have not recognized any impairment losses of our long-lived assets during the three and six months ended June 30, 2026 and 2025.
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
Goodwill associated with this acquisition totaled $11.0 million and primarily related to the expected long-term synergies and other benefits, including the acquired assembled workforce. The goodwill is deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $19.0 million, of which $18.1 million was attributable to a customer related intangible asset, with an estimated useful life of 6 years.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued bonus and other payroll related	$23,691	$25,434
Accrued legal settlement	30,500	30,500
Accrued marketing	20,255	11,063
Deferred revenue	8,767	6,705
Other accrued expenses	15,397	13,003
Total accrued expenses and other current liabilities	$98,610	$86,705
Deferred revenue represents payments received in advance for subscriptions and providing services for certain advertising contracts with customers. We expect substantially all of the deferred revenue at June 30, 2026 will be recognized as revenue within the subsequent twelve months. Of the $6.7 million of deferred revenue at December 31, 2025,
$0.9 million and $5.4 million was recognized as revenue during the three and six months ended June 30, 2026, respectively.
Revenue recognized during the three and six months ended June 30, 2025 of $0.9 million and $5.2 million, respectively, was included as deferred revenue at December 31, 2024.
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
The effective income tax rate for the three months ended June 30, 2026 and 2025 was 44.8% and 34.4%, respectively.
The effective income tax rate for the six months ended June 30, 2026 and 2025 was 54.0% and 34.1%, respectively. The primary differences between our effective income tax rates and the federal statutory tax rate for the three and six months ended June 30, 2026 and 2025 were due to the effects of non-deductible officers’ stock-based compensation expense, state income taxes, benefits from research and development tax credits, and tax effects from our equity awards.
6. Debt
Our First Lien Credit Agreement (as amended from time to time, the "Credit Agreement") provides for (i) a $500.0 million term loan maturing on July 10, 2029 ("2024 Term Loan Facility"); and (ii) a revolving credit facility for up to $88.0 million (the
"Revolving Credit Facility") maturing on April 10, 2029. As of June 30, 2026, there were no changes to the terms of our 2024
Term Loan Facility and Revolving Credit Facility as disclosed in Note 12 to our consolidated financial statements included in our 2025 10-K.
The effective interest rate on our term loans for the three months ended June 30, 2026 and 2025 was 7.85% and
8.60%, respectively. The effective interest rate on our term loans for the six months ended June 30, 2026 and 2025 was
7.86% and 8.56%, respectively.
We had no borrowings against the Revolving Credit Facility as of June 30, 2026 and December 31, 2025.
We had outstanding letters of credit issued against the Revolving Credit Facility for $7.6 million and $7.8 million as of
June 30, 2026 and December 31, 2025, respectively, which reduce our available borrowings under the Revolving Credit
Facility.
Our debt balance is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Principal balance under 2024 Term Loan Facility	$492,500	$495,000
Less: Unamortized debt issuance costs and discounts	(5,912)	(6,736)
	$486,588	$488,264
The estimated fair value of our debt was $469.1 million as of June 30, 2026 and approximated its carrying value as of
December 31, 2025, based on inputs categorized as Level 2 in the fair value hierarchy.
Under the Credit Agreement, we are subject to a financial covenant requiring maintenance of a First Lien Net Leverage
Ratio (as defined in the Credit Agreement) not to exceed 8.2 to 1.0 only in the event that the amounts outstanding under the

Revolving Credit Facility exceed a specified percentage of commitments under the Revolving Credit Facility, and other nonfinancial covenants under the Credit Agreement. At June 30, 2026, we were in compliance with our covenants under the
Credit Agreement.
7. Commitments and Contingencies
Aside from the below, as of June 30, 2026, there were no material changes to our commitments and contingencies as disclosed in the notes to our consolidated financial statements included in our 2025 10-K.
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
On December 3, 2024, the SDFL plaintiffs filed a voluntary motion to dismiss, with prejudice, which was approved by the court on December 4, 2024. On November 25, 2024, we entered into a settlement agreement with the NDCA plaintiffs for $25.0 million, subject to approval by the court. On June 12, 2025, the court denied the motion for preliminary approval of the settlement with prejudice, with leave for the plaintiffs to refile with additional information requested by the court. Based on the settlement agreement, an estimated probable loss of $25.0 million was included within accrued expenses and other current liabilities on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Additionally,

we estimated a probable loss of $5.5 million relating to the indemnification of certain parties named in the class action lawsuits, which was included within accrued expenses and other current liabilities on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. While these amounts represent our best judgment of the probable losses based on the information currently available to us, they are subject to significant judgments and estimates and numerous factors beyond our control, including, without limitation, final approval of the court.
On November 19, 2025, together with another party named in the class action lawsuit, we filed an amended settlement agreement. On November 26, 2025, plaintiffs filed a motion for preliminary approval of the class settlement. On January 16,
2026, the court denied the motion for preliminary approval of the settlement, requesting additional information from the plaintiffs. On March 24, 2026, the plaintiffs filed an administrative motion for leave to submit supplemental brief to address the court's concerns and request for status conference. On March 26, 2026, the court denied the motion but granted plaintiffs leave to submit a new motion for preliminary approval. Plaintiffs filed a new motion for preliminary approval on June
1, 2026, which is set for a hearing on September 3, 2026. The terms of the amended settlement agreement were reflective of the aggregate probable loss recorded in connection with this matter and, as such, we did not accrue for any additional amounts. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is reasonably possible that the actual loss may differ from our estimates.
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
Code Ann. § 4-106-201 et seq. as the Mullens Foundation in addition to violations of the Arkansas Deceptive Trade
Practices Act ("ADTPA"). On September 25, 2025, the Circuit Court of Faulkner County entered a Consent Judgment through which the plaintiff, acting parens patriae for the people of Arkansas, released us from any and all claims and remedies available or potentially available under the ADTPA and the discount card statute, Ark. Code Ann. §§ 4-106-201 et seq. for GoodRx discount cards sold, marketed, promoted, advertised, or otherwise distributed in Arkansas from January 1,
2022 until the effective date of the agreement. As part of the Consent Judgment, we also agreed to pay immaterial monetary relief. On July 20, 2026, the Arkansas Attorney General moved to intervene to move for summary judgment dismissing the
Mullens Foundation case.
Furthermore, on June 11, 2024, the Minnesota Teamsters Service Bureau also filed a lawsuit against us in Hennepin
County, Minnesota, alleging that we violated a Minnesota statute related to the distribution of health-related discount cards.
Specifically, the statute provides that each discount card must “expressly provide in bold and prominent type that the discounts are not insurance.” Minn. Stat. Ann. § 325F.784, subd. 1(1). The plaintiff alleges that our cards do not comply with these requirements and also seeks an injunction and statutory damages. We filed a motion to dismiss the complaint, which was denied on December 17, 2024. On June 10, 2025, the plaintiff moved to dismiss some of our counterclaims; the court granted the motion to dismiss. Discovery has been completed in Minnesota. On October 10, 2025, we moved for summary judgment and plaintiff moved for partial summary judgment. On February 5, 2026, the court entered an order on our motion for summary judgment, directing that judgment be entered dismissing plaintiff’s claims as time-barred. On April 10, 2026, plaintiff filed a notice of appeal regarding the court’s summary judgment decision. On June 18, 2026, plaintiff filed their brief on appeal and we filed our opposition on July 20, 2026.
We intend to vigorously defend against the claims asserted in the Mullens Foundation matter and the Minnesota
Teamsters Service Bureau matters as we believe we have meritorious defenses to such claims. While it is reasonably possible a loss may have been incurred, we have not accrued a loss as a loss is not probable and we are unable to estimate a loss or range of loss.
These pending proceedings involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, during the normal course of business, we (including our directors and officers whom we indemnify) may become subject to, and are presently involved in, legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Aside from the consumer privacy class action matter, we have not accrued for a material loss for any other matters as a loss is not probable and a loss, or a range of loss, is not reasonably estimable. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. See "Note 4. Accrued Expenses and Other
Current Liabilities" for additional information. Loss recoveries are recognized when a loss has been incurred and the recovery is probable. Insurance recovery receivables of $11.9 million were included in prepaid expenses and other current assets on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

8. Revenue
For the three and six months ended June 30, 2026 and 2025, revenue comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Prescription transactions revenue	$106,390	$143,064	$220,082	$291,987
Subscription revenue	28,514	20,463	52,907	41,480
Pharma Direct revenue	61,628	34,981	113,858	63,629
Other revenue	3,879	4,562	7,570	8,944
Total revenue	$200,411	$203,070	$394,417	$406,040
9. Stockholders' Equity
On February 27, 2024, our board of directors ("Board") authorized the repurchase of up to an aggregate of $450.0 million of our Class A common stock with no expiration date. Repurchases under this repurchase program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act. This repurchase program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. As of June 30, 2026, we had $60.3 million available for future repurchases of our Class A common stock under this repurchase program.
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
These related party repurchases were approved by our Board and its Audit and Risk Committee as part of the aforementioned repurchase programs.
The following table presents information about our repurchases of our Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Number of shares repurchased	—	10,224	5,536	33,564
Cost of shares repurchased (1)	$(61)	$46,352	$12,580	$147,272
_____________________________________________________
(1)Cost of shares repurchased for the three months ended June 30, 2026 represents a change to the estimated excise taxes associated with past repurchases of our Class A common stock.
10. Basic and Diluted Earnings Per Share
The computation of earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$8,536	$12,843	$9,705	$23,895
Denominator:
Weighted average shares - basic	339,277	356,623	339,839	367,847

Dilutive impact of stock options and restricted stock units	8,781	536	4,837	498
Weighted average shares - diluted	348,058	357,159	344,676	368,345
Earnings per share:
Basic	$0.03	$0.04	$0.03	$0.06
Diluted	$0.02	$0.04	$0.03	$0.06
The following weighted average potentially dilutive shares are excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options and restricted stock units	39,720	57,042	42,808	49,102

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
•“subscribers” and similar references refer to our consumers that are subscribed to our subscription offerings,
GoodRx Gold (“Gold”), condition-specific subscription programs which first launched in June 2025,
RxSmartSaver+ powered by GoodRx ("RxSmartSaver+") which launched in July 2025, and GoodRx
Companion which launched its monthly and annual plans in May and July 2026, respectively. References to subscription plans as of a particular date represent an active subscription to any one of our aforementioned subscription offerings as of the specified date. For Gold and RxSmartSaver+, each subscription plan may represent more than one subscriber since family subscription plans may include multiple members.
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
Overview
Our mission is to help Americans save time and money when filling their medications. To achieve this, we are building the leading consumer-focused digital healthcare platform in the United States. For instance, in the first quarter of 2026, we announced the launch of Employer Direct, a new platform designed to help employers address gaps in traditional insurance coverage by pairing their existing benefits with integrated cash pricing in order to expand affordability and access for their employees. We also continued to grow our consumer direct pricing and announced a collaboration with a pharmaceutical manufacturer to offer eligible patients nationwide access to certain medications, including Lipitor®, Celebrex®, Viagra®, and
Norvasc®, at a significantly lower cash price through our platform. Additionally, we launched GoodRx Companion in the second quarter of 2026, a new subscription offering that provides consumers access to free and low-cost generic medications, affordable online care visits, and savings on routine healthcare services.
With respect to the healthcare landscape, change has become a constant with positive and negative impacts on our business. Widening coverage gaps, elevated out-of-pocket costs, and a growing uninsured population are increasing demand for pricing transparency and affordability solutions. As a result, cost is becoming a more significant factor earlier in the patient journey, with consumers and providers actively evaluating cost before prescribing and filling, pharma manufacturers expanding direct-to-consumer strategies, employers seeking solutions for high-cost therapies, and pharmacies adapting to more transparent, digitally enabled fulfillment models. As these dynamics evolve, how affordability is presented and experienced by consumers is becoming increasingly important, shaping not just awareness, but whether patients ultimately move forward with treatments. Separately, as previously described in Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K, certain major drug producers and manufacturers have negotiated or are in negotiations with the current Presidential administration to receive relief from the potential imposition of a 100% tariff on any branded or patented pharmaceutical product produced outside of the United States. As a result of these negotiations, certain manufacturers have announced their participation in a new government-sponsored direct-to-consumer platform called “TrumpRx.gov” ("TrumpRx"), which was launched in February
2026 and is designed to offer consumers discounts on their products and some specialty brands. GoodRx is a key integration partner for pharma manufacturers offering discounted cash prices on TrumpRx at launch. We are observing early utilization of the platform, with initial demand concentrated in GLP-1 therapies. Based on preliminary data, this utilization appears to be incremental, expanding access to new patients rather than displacing existing demand, and has not had a material impact on our business to date. In May 2026, an expansion of TrumpRx was announced to include more than 600 generic medications and additional price-comparison and pharmacy fulfillment tools, with integrated discount offerings from
GoodRx and other direct-to-consumer pharmacy platforms. The potential impact of TrumpRx on our business, offerings, or results of operations remains uncertain and could be material. With the introduction of these federal initiatives, including the renewed focus on Most-Favored-Nation pricing, the market is shifting decisively toward greater transparency and direct-to-
consumer access. For us, this evolution is both an opportunity and a clear validation of our mission.
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
As an extension of the changing retail pharmacy landscape, we have seen and continue to expect heightened renegotiations between pharmacies and PBMs, including changes in retailer reimbursement models, as a result of the pharmacies'
increased focus on rationalizing their spending. Furthermore, in the second quarter of 2025, we saw a material volume reduction in one of our integrated savings programs, which integrate our competitive discounts and pricing in a seamless experience at the pharmacy counter for eligible plan members served by certain PBM partners. Integrated savings programs are operated through PBMs who decide how to implement and manage these programs. These external factors have adversely impacted our prescription transactions revenue, financial results, and Monthly Active Consumers, all of which we expect will continue in the near term and are reflected in our year-over-year comparative results below.
While our prescription transactions offering remains foundational to our business, we are increasingly directing investment toward Pharma Direct and subscription offerings, which are becoming larger contributors to our growth. Within
Pharma Direct, we are expanding manufacturer-sponsored affordability programs and creating additional ways for manufacturers to reach and engage consumers through the GoodRx platform. Within subscriptions, we are broadening our offerings and making them a more integrated part of the consumer experience to deliver value beyond an individual prescription and deepen our relationships with consumers. As these offerings continue to scale, we expect near-term pressure on our Monthly Active Consumers, prescription transactions revenue and unit economics during 2026. However, we believe this evolution will deliver greater value to consumers, deepen engagement, improve retention and position us for more durable, sustainable long-term growth.
For the three months ended June 30, 2026 as compared to the same period of 2025:
•Revenue decreased to $200.4 million from $203.1 million;
•Net income and net income margin were $8.5 million and 4.3%, respectively, compared to $12.8 million and
6.3%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $63.7 million and 31.8%, respectively, compared to $69.4 million and 34.2%, respectively.
For the six months ended June 30, 2026 as compared to the same period of 2025:
•Revenue decreased to $394.4 million from $406.0 million;
•Net income and net income margin were $9.7 million and 2.5%, respectively, compared to $23.9 million and
5.9%, respectively; and
•Adjusted EBITDA and Adjusted EBITDA Margin were $122.0 million and 30.9%, respectively, compared to
$139.2 million and 34.3%, respectively.
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

	Three Months Ended
(in millions)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Monthly Active Consumers	5.0	5.3	5.3	5.4	5.7	6.4

Subscription Plans

	As of
(in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Subscription plans	764	717	674	671	668	680
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
We define Adjusted EBITDA for a particular period as net income or loss before interest, taxes, depreciation and amortization, and as further adjusted, as applicable, for acquisition related expenses, stock-based compensation expense, payroll tax expense related to stock-based compensation, loss on extinguishment of debt, financing related expenses, loss on operating lease assets, restructuring related expenses, legal settlement expenses, gain on sale of business and other income or expense, net. These excluded items are either non-cash charges or such that we believe they do not represent our underlying core operating performance and that their exclusion provides investors with a better understanding of the factors and trends affecting our business. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of
Adjusted Revenue. Adjusted Revenue is a non-GAAP financial measure defined as revenue excluding client contract termination costs associated with restructuring related activities. We exclude these costs from revenue because we believe they are not indicative of past or future underlying performance of the business. For the three and six months ended June
30, 2026 and 2025, revenue equaled Adjusted Revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$8,536	$12,843	$9,705	$23,895
Adjusted to exclude the following:
Interest income	(1,019)	(2,803)	(2,416)	(6,735)
Interest expense	9,810	10,729	19,577	21,373
Income tax expense	6,930	6,734	11,400	12,350
Depreciation and amortization	22,269	19,729	44,061	40,641
Other income	(625)	(694)	(625)	(694)
Acquisition related expenses (1)	275	—	527	26
Restructuring related expenses (2)	572	546	5,858	1,765
Legal settlement expenses (3)	—	355	—	355
Stock-based compensation expense	16,593	21,415	33,102	40,589
Payroll tax expense related to stock-based compensation	399	549	821	1,234
Loss on operating lease asset (4)	—	—	—	4,409
Adjusted EBITDA	$63,740	$69,403	$122,010	$139,208

Revenue	$200,411	$203,070	$394,417	$406,040
Net income margin	4.3%	6.3%	2.5%	5.9%
Adjusted EBITDA Margin	31.8%	34.2%	30.9%	34.3%
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
(3)Legal settlement expenses consist of periodic settlement costs for significant or unusual litigation matters.
(4)Loss on operating lease asset represents losses incurred from time to time relating to the impairment or abandonment of leased office space.
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

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025:

(dollars in thousands)	Three Months Ended June 30, 2026	% of Total Revenue	Three Months Ended June 30, 2025	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$106,390	53%	$143,064	70%	$(36,674)	(26%)
Subscription revenue	28,514	14%	20,463	10%	8,051	39%
Pharma Direct revenue	61,628	31%	34,981	17%	26,647	76%
Other revenue	3,879	2%	4,562	2%	(683)	(15%)
Total revenue	200,411		203,070
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	20,999	10%	13,350	7%	7,649	57%
Product development and technology	26,711	13%	29,933	15%	(3,222)	(11%)
Sales and marketing	81,986	41%	84,870	42%	(2,884)	(3%)
General and administrative	24,814	12%	28,379	14%	(3,565)	(13%)
Depreciation and amortization	22,269	11%	19,729	10%	2,540	13%
Total costs and operating expenses	176,779		176,261
Operating income	23,632		26,809
Other expense, net:
Other income	625	0%	694	0%	(69)	(10%)
Interest income	1,019	1%	2,803	1%	(1,784)	(64%)
Interest expense	(9,810)	5%	(10,729)	5%	919	(9%)
Total other expense, net	(8,166)		(7,232)
Income before income taxes	15,466		19,577
Income tax expense	(6,930)	3%	(6,734)	3%	(196)	3%
Net income	$8,536		$12,843
Revenue
All of our revenue has been generated in the United States.
Prescription transactions revenue decreased $36.7 million, or 26%, year-over-year, primarily driven by a decrease in the number of our Monthly Active Consumers due to the broader changes in the retail pharmacy landscape including store closures and volume reduction in one of our integrated savings programs as discussed above, as well as the deliberate shift of product and marketing investment toward our new subscription offerings. The year-over-year decrease was also due to lower unit economics which we expect to continue in the near-term as we made deliberate decisions to favor long-term durability and certainty. The impact from these factors was partially offset by revenue contribution from a prescription delivery technology business we acquired in October 2025, which provided a 3% year-over-year increase in prescription transactions revenue.
Subscription revenue increased $8.1 million, or 39%, year-over-year, primarily driven by the expansion and growth of our condition-specific subscription programs, in particular weight loss, as well as a resulting increase in the number of subscription plans with 764 thousand subscription plans as of June 30, 2026 compared to 668 thousand as of June 30,
2025.
Pharma Direct revenue increased $26.6 million, or 76%, year-over-year, driven by organic growth as we continued to expand our market penetration with pharma manufacturers and other customers, in particular our GLP-1 access programs, which are part of our consumer direct pricing.

Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $7.6 million, or 57%, year-over-year, primarily driven by a $3.8 million increase in costs related to our condition-specific subscription programs, a $3.8 million increase in prescription delivery costs as a result of a prescription delivery technology business we acquired in October 2025 and a $3.0 million increase in fulfillment costs for certain solutions provided to customers under our Pharma Direct offering. The impact of these drivers was partially offset by a $1.8 million decrease in processing fees. We expect cost of revenue to continue to increase on a year-over-year basis in the near term as we continue to scale and expand our offerings, particularly our Pharma Direct and subscription offerings.
Product development and technology
Product development and technology expenses decreased $3.2 million, or 11%, year-over-year, primarily driven by a decrease in personnel related costs due to lower average headcount.
Sales and marketing
Sales and marketing expenses decreased $2.9 million, or 3%, year-over-year, primarily driven by a decrease in advertising expenses.
General and administrative
General and administrative expenses decreased $3.6 million, or 13%, year-over-year, primarily driven by credit losses recognized in 2025 on accounts receivables associated with Rite Aid's bankruptcy.
Depreciation and amortization
Depreciation and amortization expenses increased $2.5 million, or 13%, year-over-year, primarily driven by higher amortization related to capitalized software due to higher capitalization costs for platform improvements and the introduction of new products and features.
Interest Income
Interest income decreased $1.8 million, or 64%, year-over-year, primarily due to lower average balance of cash equivalents held in U.S. treasury securities money market funds and lower interest rates.
Interest Expense
Interest expense decreased $0.9 million, or 9%, year-over-year primarily due to lower average debt balances and lower interest rates.
Income Taxes
For the three months ended June 30, 2026 and 2025, we had income tax expense of $6.9 million and $6.7 million, respectively, and an effective income tax rate of 44.8% and 34.4%, respectively. While income tax expense remained relatively flat year-over-year, the increase in effective income tax rate was primarily driven by an increase in the estimated annual effective income tax rate and tax effects from our equity awards, partially offset by a decrease in income before income taxes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025:

(dollars in thousands)	Six Months Ended June 30, 2026	% of Total Revenue	Six Months Ended June 30, 2025	% of Total Revenue	Change ($)	Change (%)
Revenue:
Prescription transactions revenue	$220,082	56%	$291,987	72%	$(71,905)	(25%)
Subscription revenue	52,907	13%	41,480	10%	11,427	28%
Pharma Direct revenue	113,858	29%	63,629	16%	50,229	79%
Other revenue	7,570	2%	8,944	2%	(1,374)	(15%)
Total revenue	394,417		406,040
Costs and operating expenses:
Cost of revenue, exclusive of depreciation and amortization presented separately below	41,155	10%	26,714	7%	14,441	54%
Product development and technology	56,888	14%	61,075	15%	(4,187)	(7%)
Sales and marketing	163,039	41%	169,412	42%	(6,373)	(4%)
General and administrative	51,633	13%	58,009	14%	(6,376)	(11%)
Depreciation and amortization	44,061	11%	40,641	10%	3,420	8%
Total costs and operating expenses	356,776		355,851
Operating income	37,641		50,189
Other expense, net:
Other income	625	0%	694	0%	(69)	(10%)
Interest income	2,416	1%	6,735	2%	(4,319)	(64%)
Interest expense	(19,577)	5%	(21,373)	5%	1,796	(8%)
Total other expense, net	(16,536)		(13,944)
Income before income taxes	21,105		36,245
Income tax expense	(11,400)	3%	(12,350)	3%	950	(8%)
Net income	$9,705		$23,895
Revenue
The year-over-year changes in prescription transactions revenue, subscription revenue, and Pharma Direct revenue were driven by the same factors described above for the three months ended June 30, 2026 compared to the same period of 2025.
Costs and Operating Expenses
Cost of revenue, exclusive of depreciation and amortization
Cost of revenue increased $14.4 million, or 54%, year-over-year, primarily driven by a $7.3 million increase in prescription delivery costs as a result of a prescription delivery technology business we acquired in October 2025, a $6.3 million increase in costs related to our condition-specific subscription programs, and a $6.0 million increase in fulfillment costs for certain solutions provided to customers under our Pharma Direct offering. The impact of these drivers was partially offset by a $3.2 million decrease in processing fees. We expect cost of revenue to continue to increase on a year-over-year basis in the near term as we continue to scale and expand our offerings, particularly our Pharma Direct and subscription offerings.
Remaining Costs and Operating Expenses, Interest Income, Interest Expense and Income Taxes
The year-over-year changes in product development and technology, sales and marketing, depreciation and amortization expenses, interest income, interest expense and income taxes were primarily driven by the same factors described above for the three months ended June 30, 2026 compared to the same period of 2025. In addition, the year-
over-year decrease in general and administrative expenses was further driven by a $4.4 million impairment loss related to a leased office space recognized in 2025.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. As of June 30, 2026, our principal sources of liquidity are our cash and cash equivalents and borrowings available under our $88.0 million secured revolving credit facility that matures on April 10, 2029. As of June 30, 2026, we had cash and cash equivalents of $296.1 million and $80.4 million available under our revolving credit facility.
As of June 30, 2026, there were no material changes to our primary short-term and long-term requirements for liquidity and capital or to our contractual commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations" of our 2025 10-K.
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
Holding Company Status
GoodRx Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result,
GoodRx Holdings, Inc. is largely dependent upon cash distributions and other transfers from its subsidiaries to meet its obligations and to make future dividend payments, if any. Our existing debt arrangements contain covenants restricting payments of dividends by our subsidiaries, including GoodRx, Inc., unless certain conditions are met. These covenants provide for certain exceptions for specific types of payments. Based on these restrictions, all of the net assets of GoodRx,
Inc. were restricted pursuant to the terms of our debt arrangements as of June 30, 2026. Since the restricted net assets of
GoodRx, Inc. and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Regulation S-X, see Note
18 to our consolidated financial statements included in our 2025 10-K for the condensed parent company financial information of GoodRx Holdings, Inc.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$92,670	$58,993
Net cash used in investing activities	(36,053)	(70,191)
Net cash used in financing activities	(22,324)	(155,830)
Net change in cash and cash equivalents	$34,293	$(167,028)
Net cash provided by operating activities
The $33.7 million year-over-year increase in net cash provided by operations was driven by a $46.0 million decrease in cash outflow from changes in operating assets and liabilities, partially offset by a $12.4 million decrease in net income after adjusting for non-cash adjustments. Changes in operating assets and liabilities were principally driven by the timing of collections of prescription reimbursement assets and accounts receivable, as well as payments of prescription reimbursement liabilities, accrued expenses, and accounts payable.
Net cash used in investing activities
The $34.1 million year-over-year decrease in net cash used in investing activities was primarily driven by cash paid for
VCRx, a business we acquired in January 2025.

Net cash used in financing activities
The $133.5 million year-over-year decrease in net cash used in financing activities was almost entirely driven by a decrease in payments for repurchases of our Class A common stock.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q.
Critical Accounting Policies and Estimates
During the three months ended June 30, 2026, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our 2025 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Repurchases of Equity Securities
There have been no share repurchases under our stock repurchase program for the three months ended June 30,
2026. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q for additional information related to our stock repurchase program, which was publicly announced on February 29,
2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the
Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-
Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39549	3.1	9/28/20

3.2	Amended and Restated Bylaws	8-K	001-39549	3.2	9/28/20

4.1	Form of Certificate of Class A Common Stock	S-1	333-248465	4.1	8/28/20

4.2	Form of Certificate of Class B Common Stock	S-8	333-249069	4.4	9/25/20

10.1†	Third Amended & Restated Non-Employee Director Compensation Program, dated May 27, 2026					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________
*Filed herewith.
**Furnished herewith.
†Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRX HOLDINGS, INC.

Date: August 5, 2026	By:	/s/ Wendy Barnes
Wendy Barnes
Chief Executive Officer & President
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Christopher McGinnis
Christopher McGinnis
Chief Financial Officer & Treasurer
(Principal Financial Officer)

Date: August 5, 2026	By:	/s/ Thomas Chan
Thomas Chan
Chief Accounting Officer
(Principal Accounting Officer)